Form 10-Q
period 1996-09-30
TELESPECTRUM WORLDWIDE INC
filed 1996-11-14
CIK 1014960

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

     [ X  ]  Quarterly Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the Quarterly Period ended SEPTEMBER 30, 1996.
                   ------------------

                                      or

     [    ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 [No Fee Required]
             For the transition period from ________________ to ________________

                         Commission File No.  021107

                          TeleSpectrum Worldwide Inc.
            (Exact name of registrant as specified in its charter)


           Delaware                                                   23-2845501
-------------------------------                           ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

           443 South Gulph Road, King of Prussia, Pennsylvania  19406
         --------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                (610) 878-7400
      -------------------------------------------------------------------
     (Registrant's telephone number, including area code:  (610) 962-5140)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      ------

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on November 12, 1996 was 25,054,632.

                          TELESPECTRUM WORLDWIDE INC.
                          ---------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                   Page
                                                                                   ----
PART I -- FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS:
     REGISTRANT
     ----------
     TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES (TeleSpectrum
       Worldwide)-
       Condensed Consolidated Balance Sheet as of September 30, 1996                4
       Condensed Consolidated Statements of Income for the Three Months
         Ended September 30, 1996 and for the Period from Inception (April 26,
         1996) to September 30, 1996                                                5
       Condensed Consolidated Statement of Cash Flows for the Period from
         Inception (April 26, 1996) to September 30, 1996                           6
       Notes to Condensed Consolidated Financial Statements including Pro
         Forma financial statements                                                 7

     PREDECESSOR COMPANIES:
     ---------------------
     SOMAR, INC. (Somar)-
       Condensed Balance Sheet as of December 31, 1995                              16
       Condensed Statements of Income for the Periods from July 1, 1996 to
         August 12, 1996, from January 1, 1996 to August 12, 1996, Three Months
         Ended September 30, 1995 and Nine Months Ended September 30, 1995          17
       Condensed Statements of Cash Flows for the Period from January 1, 1996
         to August 12, 1996, and Nine Months Ended September 30, 1995               18
       Notes to Condensed Financial Statements                                      19

     NBG SERVICES, INC. (NBG)-
       Condensed Balance Sheet as of December 29, 1995                              20
       Condensed Statements of Income for the Periods from June 29, 1996 to
         August 12, 1996, from December 30, 1995 to August 12, 1996, Thirteen
         Weeks Ended September 30, 1995 and Thirty-Nine Weeks Ended
         September 30, 1995                                                         21
       Condensed Statements of Cash Flows for the Periods from December 30,
         1995 to August 12, 1996, and Thirty-Nine Weeks ended September 30,
         1995                                                                       22
       Notes to Condensed Financial Statements                                      23

     HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.
       (Harris)-
       Condensed Combined Balance Sheet as of December 31, 1995                     24
       Condensed Combined Statements of Income for the Periods from July 1,
         1996 to August 12, 1996, from January 1, 1996 to August 12, 1996, Three
         Months Ended September 30, 1995 and Nine Months Ended
         September 30, 1995                                                         25

       Condensed Combined Statements of Cash Flows for the Period from
         January 1, 1996 to August 12, 1996, and Nine Months Ended
         September 30, 1995                                                         26
       Notes to Condensed Combined Financial Statements                             27

     THE REICH GROUP COMPANIES (Reich)-
       Condensed Combined Balance Sheet as of December 31, 1995                     28
       Condensed Combined Statements of Income for the Period from July 1,
         1996 to August 12, 1996, from January 1, 1996 to August 12, 1996, Three
         Months Ended September 30, 1995 and Nine Months
         Ended September 30, 1995                                                   29
       Condensed Combined Statements of Cash Flows for the Periods from
         January 1, 1996 to August 12, 1996, and Nine Months Ended
         September 30, 1995                                                         30
       Notes to Condensed Combined Financial Statements                             31

     THE RESPONSE CENTER INC. AND THE TAB HOUSE, INC. (The Response
       Center)-
       Condensed Combined Balance Sheet as of September 30, 1995                    32
       Condensed Combined Statements of Income for the Periods from July 1,
         1996 to August 12, 1996, from October 1, 1995 to August 12, 1996, Nine
         Months Ended September  30, 1995 and Twelve Months Ended
         September 30, 1995                                                         33
       Condensed Combined Statements of Cash Flows for the Periods from
         October 1, 1995 to August 12, 1996, and Twelve Months Ended
         September 30, 1995                                                         34
       Notes to Condensed Combined Financial Statements                             35

     TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.
       (TeleSpectrum)-
       Condensed Combined Balance Sheet as of December 31, 1995                     36
       Condensed Combined Statements of Income for the Periods from July 1,
         1996 to August 12, 1996, from January 1, 1996 to August 12, 1996, Three
         Months Ended September 30, 1995 and Nine Months Ended
         September 30, 1995                                                         37
       Condensed Combined Statements of Cash Flows for the Period from
         January 1, 1996 to August 12, 1996 and Nine Months Ended
         September 30, 1995                                                         38
       Notes to Condensed Combined Financial Statements                             39

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                                               40

PART II - OTHER INFORMATION                                                         46

                          TELESPECTRUM WORLDWIDE INC.
                          ---------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                       (in thousands-- except share data)
                                  (unaudited)

                                                      September 30,
                                                         1996   (1)
                                                     ----------------

                      ASSETS
                      ------
CURRENT ASSETS:
 Cash and cash equivalents                                 $ 57,943
 Marketable securities                                          441
 Accounts receivable, net                                    21,250
 Prepaid expenses and other                                   2,756
                                                           --------
     Total current assets                                    82,390

PROPERTY AND EQUIPMENT, net                                  22,750

GOODWILL, net                                               152,370

OTHER ASSETS                                                    654
                                                           --------
     Total assets                                          $258,164
                                                           ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt                      $  1,577
 Payables to former owners                                    3,786
 Accounts payable                                             5,301
 Accrued liabilities                                          5,460
 Customer advances                                              843
 Other current liabilities                                    7,307
                                                           --------
     Total current liabilities                               24,274
                                                           --------
DEFERRED INCOME TAXES                                           195
                                                           --------
LONG-TERM DEBT                                                2,626
                                                           --------
STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value,
  5,000,000 shares authorized,
   no shares issued or outstanding                               --
 Common Stock, $.01 par value,
  200,000,000 shares authorized,
   24,793,000 shares issued and outstanding                     248
 Additional paid-in capital                                 229,865
 Retained earnings                                              956
                                                           --------
     Total stockholders' equity                             231,069
                                                           --------
     Total liabilities and stockholders' equity            $258,164
                                                           ========

       The accompanying notes are an integral part of these statements.

(1)  TeleSpectrum Worldwide was incorporated on April 26, 1996.

                          TELESPECTRUM WORLDWIDE INC.
                          ---------------------------


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                                 (in thousands)
                                  (unaudited)

                                                                        For the Period
                                                 For the Three          from Inception
                                                 Months Ended        (April 26, 1996) to
                                              September 30, 1996      September 30, 1996
                                              -------------------    --------------------
REVENUES                                             $17,295               $17,295
                                                     -------               -------
OPERATING EXPENSES:
 Cost of services                                     11,528                11,528
 Selling, general and administrative                   3,241                 3,660
 Goodwill amortization                                   834                   834
                                                     -------               -------
     Total operating expenses                         15,603                16,022
                                                     -------               -------
     Operating income                                  1,692                 1,273

INTEREST INCOME                                          380                   380

INTEREST EXPENSE                                         (59)                  (59)
                                                     -------               -------
     Income before taxes                               2,013                 1,594
                                                     -------               -------
INCOME TAXES                                            (805)                 (638)
                                                     -------               -------
NET INCOME                                           $ 1,208               $   956
                                                     =======               =======
NET INCOME PER SHARE                                 $   .10               $   .09
                                                     =======               =======
SHARES USED IN COMPUTING NET
  INCOME PER SHARE                                    11,633                10,241
                                                     =======               =======

       The accompanying notes are an integral part of these statements.

                          TELESPECTRUM WORLDWIDE INC.
                          ---------------------------


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                 ---------------------------------------------

                                 (in thousands)
                                  (unaudited)

                                                             For the Period
                                                             from Inception
                                                          (April 26, 1996) to
                                                           September 30, 1996
                                                          -------------------
OPERATING ACTIVITIES:
  Net income                                                   $    956
  Adjustments to reconcile net income to
    net cash provided by operating activities-
      Depreciation and amortization                               1,175
      Amortization of goodwill                                      834
      Provision for deferred taxes                                 (195)
      Changes in operating assets and liabilities-
         Accounts receivable                                        166
         Prepaid expenses and other                               1,439
         Accounts payable                                          (699)
         Accrued expenses and other                                (531)
         Customer advances                                         (116)
                                                               --------
           Net cash provided by operating activities              3,029
                                                               --------
INVESTING ACTIVITIES:
  Purchases of property and equipment                            (5,453)
  Purchases of operating businesses, net of cash acquired       (91,356)
  Proceeds on sale of marketable securities                          40
                                                               --------
           Net cash used in investing activities                (96,769)
                                                               --------
FINANCING ACTIVITIES:
  Capital contribution received                                   2,110
  Net proceeds from sale of stock                               162,486
  Repayments on long-term debt                                   (9,949)
  Payments on capital lease obligations                          (2,964)
                                                               --------
           Net cash provided by financing activities            151,683
                                                               --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        57,943

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       --
                                                               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 57,943
                                                               ========

       The accompanying notes are an integral part of these statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                  --------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               SEPTEMBER 30, 1996
                               ------------------

                                  (unaudited)


1.  BACKGROUND AND BASIS OF PRESENTATION:

TeleSpectrum Worldwide Inc. (TeleSpectrum Worldwide) was incorporated in Delaware on April 26, 1996. TeleSpectrum Worldwide provides inbound and outbound telemarketing, inbound customer services, direct mail and fulfillment, market research and other services such as strategic and database marketing, consulting and training. (See Note 3 for discussion of the TeleSpectrum Worldwide acquisitions and initial public offering.)

There have been no material changes in accounting policies from those disclosed in the TeleSpectrum Worldwide Form S-1 Registration Statement dated August 7, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. Results of operations for the three-months ended September 30, 1996 and the period from inception (April 26, 1996) to September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the TeleSpectrum Worldwide Form S-1 Registration Statement.

2.  PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of TeleSpectrum Worldwide Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

3.  ACQUISITIONS AND INITIAL PUBLIC OFFERING:

TeleSpectrum Worldwide was incorporated as a wholly owned subsidiary of CRW Financial, Inc. (CRW). In May 1996, CRW assigned to TeleSpectrum Worldwide its rights to acquire substantially all of the net assets of SOMAR, Inc. (SOMAR), NBG Services, Inc. (NBG), Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. (Harris), The Reich Group Companies (Reich), The Response Center, Inc. and The Tab House, Inc. (The Response Center) and TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. (TeleSpectrum); together, the Operating Businesses. These acquisitions occurred contemporaneously with the closing of TeleSpectrum Worldwide's initial public offering (the Offering) on August 12,

1996 and were accounted for using the purchase method. The total purchase price of the Operating Business was $160.8 million, which consisted of: (i) $90.9 million in cash paid to the sellers of the Operating Businesses (the Sellers);
(ii) forgiveness of a $0.5 million promissory note from TeleSpectrum; (iii) $44.9 million estimated fair value of 4,403,863 shares of Common Stock issued to the Sellers; (iv) $2.1 million estimated fair value of warrants to purchase 593,400 shares of Common Stock at the offering price of $15.00 per share issued in connection with the acquisitions of the Operating Businesses (Acquisitions);
(v) $18.7 million deemed value for accounting purposes of the CRW Lender Warrants and CRW Management Warrants to purchase 2,272,562 shares of Common Stock (owned by CRW) at $1.50 per share; and (vi) transaction costs of $4.3 million. The purchase price for the Acquisitions is subject to certain purchase price adjustments and earn-out arrangements, which have not yet been determined.

4.  STATEMENT OF CASH FLOW INFORMATION

For the period from inception (April 26, 1996) to September 30, 1996, the Company paid interest of $59,000.

The following table displays the net noncash assets that were consolidated on August 12, 1996, as a result of the business acquisitions described in Note 3:

          Noncash assets (liabilities):
            Marketable securities                  $    481
            Accounts receivable                      21,416
            Prepaid expenses and other                4,461
            Property and equipment                   18,472
            Other assets                                388
            Goodwill                                153,204
            Current maturities of debt              (16,476)
            Accounts payable                         (6,000)
            Accrued liabilities                      (5,676)
            Customer advances                          (959)
            Other current liabilities                (7,541)
            Long-term debt                           (4,426)
            Other noncurrent liabilities               (471)
                                                   --------

            Net noncash assets acquired             156,873
            Less- Common stock issued               (44,691)
            Warrants issued to sellers               (2,077)
            CRW Warrants                            (18,749)
                                                   --------

            Cash paid for business acquisitions    $ 91,356
                                                   ========

5.  SUBSEQUENT EVENTS:

In October 1996, TeleSpectrum Worldwide acquired substantially all of the assets (and assumed substantially all of the liabilities) of Technical Assistance Research Programs, Inc. and Tarp Information Systems, Inc. and acquired all of the outstanding stock of Tarp (Europe) Limited (together the combined companies are referred to as TARP). These acquisitions were effective as of October 1, 1996 for financial reporting purposes. The combined purchase price for TARP consisted of $15 million in cash, $5 million in TeleSpectrum Worldwide stock, $500,000 in estimated transaction costs and earn out provisions whereby the Sellers may be entitled to additional purchase price during the next three years based upon the achievement of defined operating results of their prior business. In connection with this acquisition, an estimated $16.7 million in goodwill will be capitalized and amortized over 25 years. In addition, TeleSpectrum Worldwide Inc. entered into employment agreements with the selling shareholders of TARP.

6.  PRO FORMA COMBINED FINANCIAL STATEMENTS

The following unaudited pro forma combined financial statements give effect to the acquisition by TeleSpectrum Worldwide of substantially all of the net assets of the Operating Businesses which occurred contemporaneously with the closing of TeleSpectrum Worldwide's initial public offering on August 12, 1996 and the acquisition of TARP which closed effective October 1, 1996, as if these acquisitions had occurred on January 1, 1995. These acquisitions were accounted for using the purchase method of accounting. These statements are based on the historical financial statements of TeleSpectrum Worldwide, the Operating Businesses and TARP and assumptions set forth below and in the notes to the unaudited pro forma combined financial statements.

The pro forma adjustments are based upon estimates, currently available information and certain assumptions that management deems appropriate. In management's opinion, the estimates regarding allocation of the purchase price of the Operating Businesses and TARP are not expected to materially differ from the final adjustments. The unaudited pro forma combined financial data presented herein are not necessarily indicative of the results TeleSpectrum Worldwide would have obtained had such events occurred at the beginning of the period, as assumed, or of the future results of TeleSpectrum Worldwide. The unaudited pro forma combined financial statements should be read in conjunction with the other financial statement and notes thereto included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in the TeleSpectrum Worldwide Inc. Form S-1 Registration Statement.

                    TELESPECTRUM WORLDWIDE INC. *, OPERATING
                    ----------------------------------------

                              BUSINESSES and TARP
                              -------------------

                     PRO FORMA COMBINED STATEMENT OF INCOME
                     --------------------------------------

                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                     -------------------------------------

                                 (in thousands)
                                  (unaudited)

                                          Operating Businesses--Historical **
                             ------------------------------------------------------------
                                                                                                           Pro Forma     Pro Forma
                                                                         The                             Acquisition       Tele-
                                                                       Response    Tele-      TARP **    and Offering    Spectrum
                               SOMAR      NBG     Harris      Reich     Center   Spectrum   Acquisition   Adjustments    Worldwide
                             ---------  -------  ---------  ---------  --------  ---------  -----------  -------------  -----------
REVENUES                       $7,617   $3,362     $2,395     $2,510     $1,520    $2,991     $2,743       $  --          $23,138
OPERATING EXPENSES:
  Cost of services              6,262    2,286      1,421      1,813        881     2,082      1,019           50 (b)      15,814
  Selling, general and
    administrative              1,362      373        662        449        610       604        541         (405)(b)       4,196
  Goodwill amortization            --       --         --         --         --        --         --        1,750 (a)       1,750
                               ------   ------     ------     ------     ------    ------     ------       ------         -------
     Total operating
       expenses                 7,624    2,659      2,083      2,262      1,491     2,686      1,560        1,395          21,760
                               ------   ------     ------     ------     ------    ------     ------       ------         -------
     Operating income
       (loss)                      (7)     703        312        248         29       305      1,183       (1,395)          1,378

INTEREST INCOME                    --        9         21         10         10        --         63           --             113

INTEREST EXPENSE                 (211)     (12)       (50)       (10)        --       (43)        --          232 (c)         (94)
                               ------   ------     ------     ------     ------    ------     ------       ------         -------
   Income (loss) before taxes    (218)     700        283        248         39       262      1,246       (1,163)          1,397

INCOME TAXES                       --       --         --         --         --        --         --         (625)(e)        (625)
                               ------   ------     ------     ------     ------    ------     ------      -------         -------
NET INCOME                     $ (218)  $  700     $  283     $  248     $   39    $  262     $1,246      $(1,788)        $   772
                               ======   ======     ======     ======     ======    ======     ======      =======         =======
PRO FORMA NET INCOME
  PER SHARE                                                                                                               $  0.03(f)

                                                                                                                          =======
SHARES USED IN COMPUTING
 PRO FORMA NET INCOME PER
 SHARE                                                                                                                     23,716(f)

                                                                                                                          =======

* TeleSpectrum Worldwide Inc. was incorporated on April 26, 1996; accordingly, there were no historical results prior to that date

** Includes historical results of the Operating Businesses and TARP from July
   1, 1995 to September 30, 1995

                     TELESPECTRUM WORLDWIDE INC., OPERATING
                     --------------------------------------
                              BUSINESSES and TARP
                              -------------------

                     PRO FORMA COMBINED STATEMENT OF INCOME
                     --------------------------------------

                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                     -------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                     Operating Businesses--Historical *
                                         ----------------------------------------------------------
                                Tele                                                                                 Pro Forma
                              Spectrum                                             The                             Acquisition
                               World-                                            Response    Tele-      TARP **    and Offering
                                wide      SOMAR      NBG     Harris     Reich     Center   Spectrum   Acquisition   Adjustments
                             ----------   ------  ---------  -------  ---------  --------  ---------  -----------  -------------
REVENUES                       $17,295   $5,618     $2,387     $937     $3,211       $696    $2,495        $3,112    $  --
OPERATING EXPENSES:
Cost of services                11,528    4,518      1,691      378      1,858        411     1,684         1,171       --
Selling, general and
 administrative                  3,241      725        256      465        267        223       808           887       58 (b)
Goodwill amortization              834       --         --       --         --         --        --            --      916 (a)
                               -------   ------     ------     ----     ------       ----    ------        ------    -----
Total operating expenses        15,603    5,243      1,947      843      2,125        634     2,492         2,058      974
                               -------   ------     ------     ----     ------       ----    ------        ------    -----
Operating income (loss)          1,692      375        440       94      1,086         62         3         1,054     (974)

INTEREST INCOME                    380        1          5        7          4         20        --            53      (91)(d)

INTEREST EXPENSE                   (59)    (118)       (16)     (18)        (4)        --       (10)           --      139 (c)
                               -------   ------     ------     ----     ------       ----    ------        ------    -----
Income (loss) before taxes       2,013      258        429       83      1,086         82        (7)        1,107     (926)

INCOME TAXES                      (805)      --        (79)      --         --         --        --            --     (801)(e)
                               -------   ------     ------     ----     ------       ----    ------        ------    -----
NET INCOME                     $ 1,208   $  258     $  350     $ 83     $1,086       $ 82    $   (7)       $1,107  $(1,727)
                               =======   ======     ======     ====     ======       ====    ======        ======   =======

                                 Pro Forma
                                    Tele
                                  Spectrum
                                 Worldwide
                                 ----------
REVENUES                             $35,751
OPERATING EXPENSES:
Cost of services                      23,239
Selling, general and
 administrative                        6,930
Goodwill amortization                  1,750
                                     -------
Total operating expenses              31,919
                                     -------
Operating income (loss)                3,832

INTEREST INCOME                          379

INTEREST EXPENSE                         (86)
                                     -------
Income (loss) before taxes             4,125

INCOME TAXES                          (1,685)
                                     -------
NET INCOME                           $ 2,440
                                     =======
PRO FORMA NET INCOME PER
 SHARE                               $  0.10 (f)
                                     =======

SHARES USED IN COMPUTING
 PRO FORMA NET INCOME PER
 SHARE                                23,905 (f)
                                     =======

* Includes historical results of operating businesses from July 1, 1996 to August 12, 1996. TeleSpectrum Worldwide includes the results of the operating businesses subsequent to August 12, 1996.

**  Includes historical results of TARP from June 1, 1996 to September 30, 1996.

                    TELESPECTRUM WORLDWIDE INC.*, OPERATING
                    ---------------------------------------

                              BUSINESSES and TARP
                              -------------------

                     PRO FORMA COMBINED STATEMENT OF INCOME
                     --------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                      ------------------------------------
                                 (in thousands)
                                  (unaudited)

                                    Operating Businesses--Historical **
                             ---------------------------------------------------------------------
                                                                                                             Pro Forma   Pro Forma
                                                                            The                            Acquisition     Tele-
                                                                          Response    Tele-     TARP **    and Offering   Spectrum
                               SOMAR        NBG      Harris      Reich     Center   Spectrum  Acquisition   Adjustments  Worldwide
                             ----------  ---------  ---------  ---------  --------  --------- ------------ ------------- ---------
REVENUES                       $22,412     $8,961     $9,920     $8,031     $5,076    $8,583    $8,747        $  --       $71,730
OPERATING EXPENSES:
Cost of services                17,483      5,842      4,964      5,230      2,653     5,910     3,457           150 (b)   45,689
Selling, general and
 administrative                  3,982      1,419      2,093      1,114      2,227     2,256     2,262          (916)(b)   14,437
 Goodwill amortization              --         --         --         --         --        --        --         5,251 (a)    5,251
                               -------     ------     ------     ------     ------    ------    ------        ------      -------
Total operating expenses        21,465      7,261      7,057      6,344      4,880     8,166     5,719         4,485       65,377
                               -------     ------     ------     ------     ------    ------    ------        ------      -------
Operating income (loss)            947      1,700      2,863      1,687        196       417     3,028        (4,485)       6,353

INTEREST INCOME                     --          9         41         18         10        --       147            --          225

INTEREST EXPENSE                  (510)       (42)      (167)       (45)        --      (128)       --           655 (c)     (237)
                               -------     ------     ------     ------     ------    ------    ------        ------      -------
Income (loss) before taxes         437      1,667      2,737      1,660        206       289     3,175        (3,830)       6,341

INCOME TAXES                        --         --         --         --         --        --       (72)       (2,873)(e)   (2,945)
                               -------     ------     ------     ------     ------    ------    ------       -------      -------
NET INCOME                     $   437     $1,667     $2,737     $1,660     $  206    $  289    $3,103       $(6,703)     $ 3,396
                               =======     ======     ======     ======     ======    ======    ======       =======      =======

PRO FORMA NET INCOME PER
 SHARE                                                                                                                      $0.15(f)

                                                                                                                            =====
SHARES USED IN COMPUTING
 PRO FORMA NET INCOME PER
 SHARE                                                                                                                     23,054(f)

                                                                                                                           ======

* TeleSpectrum Worldwide Inc. was incorporated on April 26, 1996; accordingly, there were no historical results prior to that date

** Includes historical results of the Operating Businesses and TARP from January 1, 1995 to September 30, 1995.

                     TELESPECTRUM WORLDWIDE INC., OPERATING
                     --------------------------------------

                              BUSINESSES and TARP
                              -------------------

                     PRO FORMA COMBINED STATEMENT OF INCOME
                     --------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                      ------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                         Operating Businesses--Historical *
                                         ------------------------------------------------------------------
                                Tele
                              Spectrum                                                    The
                               World-                                                   Response    Tele-       TARP **
                                wide       SOMAR        NBG       Harris      Reich      Center    Spectrum   Acquisition
                             ----------  ----------  ----------  ---------  ----------  --------  ----------  ------------
REVENUES                       $17,295     $26,421     $11,311     $6,304     $14,558     $3,927    $10,529      $8,312
OPERATING EXPENSES:
Cost of services                11,528      21,406       7,686      3,140       8,550      2,101      6,974       3,505
Selling, general and
 administrative                  3,660       3,817       1,645      1,986       1,466      1,519      2,929       2,367
Goodwill amortization              834          --          --         --          --         --         --          --
                               -------     -------     -------     ------     -------     ------    -------      ------
Total operating expenses        16,022      25,223       9,331      5,126      10,016      3,620      9,903       5,872
                               -------     -------     -------     ------     -------     ------    -------      ------
Operating income (loss)          1,273       1,198       1,980      1,178       4,542        307        626       2,440
INTEREST INCOME                    380          11          37         53          19         20         --         162
INTEREST EXPENSE                   (59)       (572)        (70)       (97)        (50)        --       (129)         --
                               -------     -------     -------     ------     -------     ------    -------      ------

 Income (loss) before taxes      1,594         637       1,947      1,134       4,511        327        497       2,602

INCOME TAXES                      (638)         --         (79)        --          --         --         --        (107)
                               -------     -------     -------     ------     -------     ------    -------      ------
NET INCOME                     $   956     $   637     $ 1,868     $1,134     $ 4,511     $  327    $   497      $2,495
                               =======     =======     =======     ======     =======     ======    =======      ======
PRO FORMA NET INCOME PER
 SHARE

SHARES USED IN COMPUTING
 PRO FORMA NET INCOME PER
 SHARE

                                     Pro Forma      Pro Forma
                                    Acquisition        Tele
                                    and Offering     Spectrum
                                    Adjustments     Worldwide
                                  ----------------  ----------
REVENUES                             $     --         $98,657

OPERATING EXPENSES:
Cost of services                          (30)(b)      64,860
Selling, general and
 administrative                          (192)(b)      19,197
Goodwill amortization                   4,417 (a)       5,251
                                      -------         -------
Total operating expenses                4,195          89,308
                                      -------         -------
Operating income (loss)                (4,195)          9,349
INTEREST INCOME                           (90)(d)         592
INTEREST EXPENSE                          668 (c)        (309)
                                      -------         -------

 Income (loss) before taxes            (3,617)          9,632

INCOME TAXES                           (3,333)(e)      (4,157)
                                      -------         -------
NET INCOME                            $(6,950)        $ 5,475
                                      =======         =======
PRO FORMA NET INCOME PER
 SHARE                                                $  0.24(f)
                                                      =======
SHARES USED IN COMPUTING
 PRO FORMA NET INCOME PER
 SHARE                                                 23,117(f)
                                                       ======

* Includes historical results of Operating Businesses from January 1, 1996 to August 12, 1996. TeleSpectrum Worldwide includes the results of the Operating Businesses subsequent to August 12, 1996.

**   Includes historical results of TARP from January 1, 1996 to September 30,
     1996.

UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME ADJUSTMENTS:


(a) To reflect the amortization expense for the goodwill recorded in connection with the acquisitions of the Operating Businesses and TARP. The goodwill is being amortized on a straight-line basis over an estimated life of 25 years.

(b) To reflect officer's compensation expense of the Operating Businesses, TARP and TeleSpectrum Worldwide based upon employment agreements entered into upon the closing of the Acquisitions.

(c) To reflect the elimination of interest expense resulting from the reduction of debt from the net proceeds of the Offering.

(d) To reflect the elimination of interest income resulting from the reduction of cash used in the acquisition of TARP.

(e) To calculate the provision for income taxes on the combined pro forma income before taxes at the effective tax rates of the combined companies.

(f) The weighted average shares outstanding used to calculate pro forma earnings per share is based upon the estimated average number of shares of Common Stock and common stock equivalents outstanding during the period less shares issued in the Offering whose proceeds will be used for working capital and capital expenditures

                              OPERATING BUSINESSES
                              --------------------

                  PREDECESSOR HISTORICAL FINANCIAL STATEMENTS

                                  INTRODUCTION
                                  (UNAUDITED)


In connection with the offering the operating business were deemed to be predecessor companies to TeleSpectrum Worldwide Inc. Accordingly, the following historical financial statements are presented to comply with the unaudited historical interim financial statement requirements in a Form 10-Q.

                                  SOMAR, INC.
                                  -----------


                            CONDENSED BALANCE SHEET
                            -----------------------

                      (in thousands -- except share data)
                                  (unaudited)

                                                      December 31,
                                                          1995
                                                      ------------
                      ASSETS
                      ------
CURRENT ASSETS:

 Cash                                                      $    25
 Accounts receivable, net of reserve of $40                  4,825
   Amounts due from-
    Stockholders                                               881
   Affiliates                                                  210
 Prepaid expenses and other                                    451
                                                           -------
     Total current assets                                    6,392
PROPERTY AND EQUIPMENT, net                                  4,400
                                                           -------
     Total assets                                          $10,792
                                                           =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
  Line of credit                                           $ 1,182
  Note payable -- Bank                                       1,000
  Current portion of long-term debt                          2,182
  Current portion of capital lease obligations                 852
  Accounts payable                                           1,959
  Accrued compensation                                         523
  Other accrued expenses                                       122
  Amounts due to an affiliate                                  562
                                                           -------
     Total current liabilities                               8,382
                                                           -------
LONG-TERM DEBT                                                 767
                                                           -------
CAPITAL LEASE OBLIGATIONS                                      872
                                                           -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 100,000
  shares authorized;                                            12
   11,765 shares issued and outstanding
  Additional paid-in capital                                   789
  Retained earnings (deficit)                                  (30)
                                                           -------
     Total stockholders' equity                                771
                                                           -------
     Total liabilities and
      stockholders' equity                                 $10,792
                                                           =======

         The accompanying notes are an integral part of this statement.

                                  SOMAR, INC.
                                  -----------

                        CONDENSED STATEMENTS OF INCOME
                        ------------------------------

                                (in thousands)
                                  (unaudited)

                                                                     For the                                For the
                                                                   Period from                            Period from
                                               For the Three       July 1,1996        For the Nine         January 1,
                                               Months Ended             to            Months Ended          1996 to
                                               September 30,        August 12,        September 30,        August 12,
                                                    1995               1996                1995               1996
                                               -------------       -------------      --------------     ---------------
REVENUES                                       $       7,617       $      5,618       $       22,412      $      26,421
                                               -------------       -------------      --------------     ---------------
OPERATING EXPENSES:
  Cost of services                                     6,262              4,518               17,483             21,406
  Selling, general and administrative
    expenses                                           1,362                725                3,982              3,817
                                               -------------       -------------      --------------     ---------------
       Total operating expenses                        7,624              5,243               21,465             25,223
                                               -------------       -------------      --------------     ---------------
       Operating income (loss)                            (7)               375                  947              1,198
INTEREST INCOME                                         --                    1                  --                  11
INTEREST EXPENSE                                        (211)              (118)                (510)              (572)
                                               -------------       -------------      --------------     ---------------
NET INCOME (LOSS)                              $        (218)      $        258       $          437     $          637
                                               =============       =============      ==============     ===============

PRO FORMA DATA (UNAUDITED)
  Historical net income (loss)                 $        (218)      $        258       $         437      $          637
  Pro forma provision for income taxes                   (90)                96                 179                 237
                                               -------------       -------------      --------------     --------------
  Pro forma net income                         $        (128)      $        162       $         258      $          400
                                               =============       =============      ==============     ==============

          The accompanying notes are an integral part of these statements.

                                  SOMAR, INC.
                                  -----------

                       CONDENSED STATEMENTS OF CASH FLOW
                       ---------------------------------

                                (in thousands)
                                  (unaudited)

                                                                                                 For the
                                                                                               Period from
                                                                            For the Nine       January 1,
                                                                            Months Ended         1996 to
                                                                            September 30,      August 12,
                                                                                1995              1996
                                                                            -------------    -------------
OPERATING ACTIVITIES:                                                       $         437    $         637
  Net income
  Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization                                                   466              749
      Stock option compensation expense                                                17               -
      Changes in operating assets and liabilities
         Accounts receivable                                                         (905)          (1,705)
         Prepaid expenses and other                                                  (302)             (85)
         Accounts payable                                                           1,008            1,706
         Accrued expenses                                                             181              822
                                                                            -------------    -------------
            Net cash provided by operating activities                                 902            2,124
                                                                            -------------    -------------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (2,161)            (828)
   Advances to stockholder                                                           (324)            (847)
   Advances to affiliates                                                            (167)            (248)
                                                                            -------------    -------------
            Net cash used in investing activities                                  (2,652)          (1,923)
                                                                            -------------    -------------
FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                      1,941            1,286
  Repayments on long-term debt                                                       (244)          (1,498)
  Repayments on note payable--Bank                                                   --             (1,000)
  Borrowings (repayments) from affiliates                                             240             (102)
  Distributions paid to shareholders                                                 (200)            (535)
  Payments on capital lease obligations                                              (436)            (641)
  Net borrowings on line of credit agreement                                          450            2,269
                                                                            -------------    -------------
            Net cash provided by (used in)  financing activities                    1,751             (221)
                                                                            -------------    -------------
NET INCREASE (DECREASE) IN CASH                                                         1              (20)

CASH, BEGINNING OF PERIOD                                                               2               25
                                                                            -------------    -------------
CASH, END OF PERIOD                                                         $           3    $           5
                                                                            =============    ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                               $         509    $         552
                                                                            =============    =============
Income taxes paid                                                           $          -     $          -
                                                                            =============   ==============

          The accompanying notes are an integral part of these statements.

                                  SOMAR, INC.
                                  -----------

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------

                                  (unaudited)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Industry Information

SOMAR, Inc. ("SOMAR") is a provider of outsourced telephone-based sales, marketing and customer management services, to clients principally in the insurance industry and also to clients in the financial services, telecommunications and consumer products industries.

Basis of Presentation

On August 12, 1996, SOMAR sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. Somar is a predecessor company to TeleSpectrum Worldwide Inc.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the TeleSpectrum Worldwide Inc. Form S-1 Registration Statement.

                              NBG SERVICES, INC.
                              ------------------


                            CONDENSED BALANCE SHEET
                            -----------------------

                      (in thousands -- except share data)
                                  (unaudited)

                                                        December 29,
                                                            1995
                                                        ------------
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash equivalents                             $        700
  Short-term investments                                         210
  Accounts receivable, net of reserve of $90                   1,757
  Prepaid expenses and other                                     129
                                                        ------------
      Total current assets                                     2,796
PROPERTY AND EQUIPMENT, net                                    1,336

OTHER ASSETS                                                     102
                                                        ------------
      Total assets                                      $      4,234
                                                        ============
          LIABILITIES AND SHAREHOLDERS EQUITY
          -----------------------------------
CURRENT LIABILITIES:
  Current portion of capital lease obligations          $        277
  Demand note                                                    500
  Accounts payable                                               212
  Accrued expenses                                               537
                                                        ------------
      Total current liabilities                                1,526
                                                        ------------
CAPITAL LEASE OBLIGATIONS                                        454
                                                        ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, no par value, 10,000 shares authorized
    100 shares issued and outstanding                            --
  Retained earnings                                            2,254
                                                        ------------
      Total shareholders' equity                               2,254
                                                        ------------
      Total liabilities andshareholders' equity
      shareholders' equity                              $      4,234
                                                        ============

         The accompanying notes are an integral part of this statement.

                              NBG SERVICES, INC.
                              ------------------

                        CONDENSED STATEMENTS OF INCOME
                        ------------------------------

                                (in thousands)

                                  (unaudited)

                                                                          For the                               For the
                                                     For the            Period from          For the          Period from
                                                     Thirteen          June 29, 1996       Thirty-Nine        December 30
                                                    Weeks Ended             to             Weeks Ended          1995 to
                                                   September 30,        August 12,        September 30,        August 12,
                                                       1995                1996              1995                 1996
                                                   -------------       -------------      -------------       ----------
REVENUES                                           $   3,362           $   2,387          $   8,961           $   11,311
                                                   ---------           ---------          ---------           ----------
OPERATING EXPENSES:
  Cost of services                                     2,286               1,691              5,842                7,686
  Selling, general and administrative expenses           373                 256              1,419                1,645
                                                   ---------           ---------          ---------           ----------
     Total operating expenses                          2,659               1,947              7,261                9,331
                                                   ---------           ---------          ---------           ----------
     Operating income                                    703                 440              1,700                1,980
INTEREST INCOME                                            9                   5                  9                   37
INTEREST EXPENSE                                         (12)                (16)               (42)                 (70)
                                                   ---------           ---------          ---------           ----------

  Income before income taxes                             700                 429              1,667                1,947
INCOME TAXES                                              --                 (79)                --                  (79)
                                                   ---------           ---------          ---------           ----------
NET INCOME                                         $     700           $     350          $   1,667           $    1,868
                                                   =========           =========          =========           ==========
PRO FORMA DATA (UNAUDITED):
  Historical net income                            $     700           $     350          $   1,667           $    1,868
  Pro forma provision for income taxes                   287                 143                683                  765
                                                   ---------           ---------          ---------           ----------
  Pro forma net income                             $     413           $     207          $     984           $    1,103
                                                   =========           =========          =========           ==========

       The accompanying notes are an integral part of these statements.

                               NBG SERVICES, INC.
                               ------------------

                       CONDENSED STATEMENTS OF CASH FLOW
                       ---------------------------------

                                 (in thousands)

                                  (unaudited)

                                                                                      For the Period
                                                                For the Thirty-             from
                                                                     Nine              December 30,
                                                                 Weeks  Ended            1995 to
                                                                 September 29,          August 12,
                                                                      1995                 1996
                                                                ---------------       --------------

OPERATING ACTIVITIES:
 Net income                                                     $    1,667           $    1,868
 Adjustments to reconcile net income to
  net cash provided by operating activities-
    Depreciation and amortization                                      217                  273
    Provision for loss on accounts receivable                           72                   --
    Changes in operating assets and liabilities-
          Accounts receivable                                         (527)                (952)
          Due from TeleSpectrum Worldwide Inc.                          --                  (62)
          Prepaid expenses and other                                   (95)                 (91)
          Accounts payable                                              99                  184
          Accrued expenses                                             243                  114
                                                                ----------            ---------
             Net cash provided by operating activities               1,676                1,334
                                                                ----------            ---------
INVESTING ACTIVITIES:
    Purchases of short-term investments                               (160)                  --
    Proceeds from short-term investments                                --                   45
    Purchases of property and equipment                               (198)                (126)
                                                                ----------            ---------
             Net cash used in investing activities                    (358)                 (81)
                                                                ----------            ---------
FINANCING ACTIVITIES:
    Bank overdraft                                                     (82)                  --
    Repayment of capital lease obligations                            (195)                (260)
    Repayment of demand note                                            --                 (500)
    Distributions to shareholders                                       --                 (120)
                                                                ----------            ---------
             Net cash used in financing activities                    (277)                (880)
                                                                ----------            ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,041                  373

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          --                  700
                                                                ----------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    1,041            $   1,073
                                                                ==========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
      Interest paid                                             $       42            $      70
                                                                ==========            =========
      Income taxes paid                                         $        -            $      28
                                                                ==========            =========

       The accompanying notes are an integral part of these statements.

                               NBG SERVICES, INC.
                               ------------------


                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------

                                  (unaudited)



1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION:


Industry Information


RG Associates, Inc., d/b/a NBG Services, Inc. was incorporated in June 1991. In April 1996, RG Associates, Inc., d/b/a NBG Services, Inc., amended its Articles of Incorporation to change the name of the corporation to NBG Services, Inc. ("NBG"). The Company provides outbound telemarketing data processing and fulfillment services in the financial services, telecommunications and high technology industries.

NBG operated on a fifty-two, fifty-three week fiscal year ending on the last Friday of the calendar year during 1995.

Basis of Presentation

On August 12, 1996, NBG sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. NBG Services, Inc. is a predecessor company to TeleSpectrum Worldwide Inc.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the TeleSpectrum Worldwide Inc. Form S-1 Registration Statement.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.
           ----------------------------------------------------------

                        CONDENSED COMBINED BALANCE SHEET
                        --------------------------------

                                 (in thousands)

                                                                 December 31,
                                                                     1995
                                                                 ------------
                 ASSETS
                 ------
CURRENT ASSETS:
 Cash and cash equivalents                                       $      2,919
 Accounts receivable, net of reserve of $161                            2,930
 Prepaid expenses and other                                               651
                                                                 ------------
     Total current assets                                               6,500
PROPERTY AND EQUIPMENT, net                                             4,139
OTHER ASSETS                                                              164
                                                                 ------------
     Total assets                                                     $10,803
                                                                 ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt                               $        299
 Accounts payable                                                         362
 Accrued expenses                                                         635
 Customer advances                                                      1,463
                                                                 ------------
     Total current liabilities                                          2,759
                                                                 ------------
LONG-TERM DEBT                                                          1,530
                                                                 ------------
DEFERRED RENT                                                             120
                                                                 ------------
OTHER NONCURRENT LIABILITIES                                               19
                                                                 ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Common stock (Harris Direct Marketing,  Inc.), no par
  value, 10,000 shares authorized, 99 shares issued                         1
 Common stock (Harris Fulfillment, Inc.), $1 par value,
  1,000 shares authorized, 111-1/9 shares issued and outstanding         --
 Additional paid-in capital                                                45
 Retained earnings                                                      6,454
 Treasury stock, at cost                                                 (125)
                                                                 ------------
     Total shareholders' equity                                         6,375
                                                                 ------------
     Total liabilities and shareholders' equity                  $     10,803
                                                                 ============

        The accompanying notes are an integral part of this statement.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.
           ----------------------------------------------------------

                    CONDENSED COMBINED STATEMENTS OF INCOME
                    ---------------------------------------

                                 (in thousands)

                                  (unaudited)

                                                                         For the                               For the
                                                                       Period from                           Period from
                                                  For the Three       July 1, 1996       For the Nine         January 1,
                                                   Months Ended            to            Months Ended         1996 to
                                                  September 30,         August 12,       September 30,        August 12,
                                                       1995               1996               1995               1996
                                                  -------------       ------------       -------------        ----------
REVENUES                                          $    2,395          $    937           $    9,920           $    6,304
OPERATING EXPENSES:
 Cost of services                                      1,421               378                4,964                3,140
 Selling, general and administrative expenses            662               465                2,093                1,986
                                                  ----------         ---------           ----------           ----------
     Total operating expenses                          2,083               843                7,057                5,126
                                                  ----------         ---------           ----------           ----------
     Operating income                                    312                94                2,863                1,178
INTEREST INCOME                                           21                 7                   41                   53
INTEREST EXPENSE                                         (50)              (18)                (167)                 (97)
                                                  ----------         ---------           ----------           ----------
NET INCOME                                        $      283          $     83           $    2,737           $    1,134
                                                  ==========         =========           ==========           ==========
PRO FORMA DATA (UNAUDITED):
 Historical net income                            $      283          $     83            $   2,737           $    1,134
 Pro forma provision for income taxes                    128                37                1,238                  511
                                                  ----------         ---------           ----------           ----------
 Pro forma net income                             $      155          $     46            $   1,499           $      623
                                                  ==========         =========           ==========           ==========

       The accompanying notes are an integral part of these statements.

          HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.
          ----------------------------------------------------------


                  CONDENSED COMBINED STATEMENTS OF CASH FLOW
                  ------------------------------------------

                                (in thousands)
                                  (unaudited)

                                                        For the Nine     January 1,
                                                        Months Ended      1996 to
                                                        September 30,    August 12,
                                                            1995            1996
                                                        -------------   -----------
OPERATING ACTIVITIES:
  Net income                                              $ 2,737         $ 1,134
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                           441             347
      Provision for loss on accounts receivable               125              36
      Provision for deferred rent                               2              18
      Changes in operating assets and liabilities-
         Accounts receivable                                 (347)             65
         Prepaid expenses and other                          (126)            209
         Accounts payable                                      79             (33)
         Accrued expenses                                     (99)           (164)
         Customer advances                                    432            (810)
                                                          -------         -------
           Net cash provided by operating activities        3,244             802
                                                          -------         -------
INVESTING ACTIVITIES:
  Purchases of property and equipment                        (346)           (289)
                                                          -------         -------
           Net cash used in investing activities             (346)           (289)
                                                          -------         -------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                (316)           (170)
  Proceeds from long-term debt                                 --              16
  Shareholder distributions                                (1,363)         (1,575)
                                                          -------         -------
           Net cash used in financing activities
                                                           (1,679)         (1,729)
                                                          -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               1,219          (1,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                      975           2,919
                                                          -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 2,194         $ 1,703
                                                          =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid                                         $   145         $    88
                                                          =======         =======
    Income taxes paid                                     $    -          $    -
                                                          =======         =======

        The accompanying notes are an integral part of these statements.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.
           ----------------------------------------------------------


                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                ------------------------------------------------

                                  (unaudited)


1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Industry Information

Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. (together "Harris") are a regional, vertically-integrated direct mail and fulfillment organization which provides its services primarily to companies in the pharmaceutical, financial services and insurance industries.

The financial statements reflect the combined financial position, results of operations and cash flows of Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. The companies are engaged in related operations, and are owned by the same shareholders who have identical ownership in each entity. The financial statements reflect the elimination of all significant intercompany accounts and transactions.

Basis of Presentation

On August 12, 1996, Harris sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. are predecessor companies to TeleSpectrum Worldwide Inc.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the TeleSpectrum Worldwide Inc. Form S-1 Registration Statement.

                           THE REICH GROUP COMPANIES
                           -------------------------


                       CONDENSED COMBINED BALANCE SHEET
                       --------------------------------

                      (in thousands -- except share data)
                                  (unaudited)

                                                                 December 31,
                                                                     1995
                                                                 ------------
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash                                                           $       220
  Accounts receivable, net of reserve of $73                           2,544
  Due from shareholder                                                   132
  Prepaid expenses and other                                              79
                                                                 -----------
     Total current assets                                              2,975

EQUIPMENT AND FURNITURE, net                                           1,328

OTHER ASSETS                                                              15
                                                                 -----------
     Total assets                                                $     4,318
                                                                 ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                              $       155
  Current portion of deferred rent                                        68
  Accounts payable                                                       930
  Accrued salaries and wages                                             363
  Notes payable to shareholder                                           570
  Other current liabilities                                               68
                                                                 -----------
     Total current liabilities                                         2,154
                                                                 -----------
LONG-TERM DEBT                                                           371
                                                                 -----------
DEFERRED RENT                                                            125
                                                                 -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock                                                             2
  Additional paid-in capital                                             450
  Retained earnings                                                    1,455
  Treasury stock, at cost (TRG/Communications, Inc. 150 shares)         (239)
     Total shareholders' equity                                        1,668
                                                                 -----------

     Total liabilities and shareholders' equity                  $     4,318
                                                                 ===========

        The accompanying notes are an integral part of this statement.

                           THE REICH GROUP COMPANIES
                           -------------------------


                    CONDENSED COMBINED STATEMENTS OF INCOME
                    ---------------------------------------

                                (in thousands)
                                  (unaudited)

                                                                           For the                              For the
                                                                         Period from                          Period from
                                                    For the Three       July 1, 1996       For the Nine        January 1,
                                                     Months Ended            to            Months Ended         1996 to
                                                    September 30,        August 12,       September 30,        August 12,
                                                         1995               1996               1995               1996
                                                    --------------      -------------     --------------      ------------
REVENUES                                               $2,510                $3,211          $8,031               $14,558

OPERATING EXPENSES:
  Cost of services                                      1,813                 1,858           5,230                 8,550
  Selling, general and administrative
   expenses                                               449                   267           1,114                 1,466
                                                       ------                ------          ------               -------

     Total operating expenses                           2,262                 2,125           6,344                10,016
                                                       ------                ------          ------               -------
     Operating income                                     248                 1,086           1,687                 4,542

INTEREST INCOME                                            10                     4              18                    19

INTEREST EXPENSE                                          (10)                   (4)            (45)                  (50)
                                                       ------                ------          ------               -------
NET INCOME                                             $  248                $1,086          $1,660               $ 4,511
                                                       ======                ======          ======               =======
PRO FORMA DATA (UNAUDITED):
  Historical net income                                $  248                $1,086          $1,660               $ 4,511
  Pro forma provision for income taxes                    102                   443             680                 1,840
                                                       ------                ------          ------               -------
  Pro forma net income                                 $  146                $  643          $  980               $ 2,671
                                                       ======                ======          ======               =======

       The accompanying notes are an integral part of these statements.

                           THE REICH GROUP COMPANIES
                           -------------------------

                  CONDENSED COMBINED STATEMENTS OF CASH FLOW
                  ------------------------------------------

                                (in thousands)
                                  (unaudited)

                                                                        For the Period
                                                                             from
                                                        For the Nine      January 1,
                                                        Months Ended        1996 to
                                                       September 30,      August 12,
                                                            1995             1996
                                                       --------------   --------------
OPERATING ACTIVITIES:
  Net income                                                 $ 1,660           $ 4,511
  Adjustments to reconcile net income to
   net cash provided by operating
   activities-
     Depreciation and amortization                               152               279
     Amortization of deferred rent                               (47)              (40)
     Changes in operating assets and liabilities-
       Accounts receivable                                      (908)           (2,025)
       Due from shareholder                                      (22)               (5)
       Prepaid expenses and other assets                          22               (81)
       Accounts payable                                           61              (264)
       Accrued salaries and wages                                 72               196
       Other current liabilities                                (166)              (36)
                                                             -------           -------

         Net cash provided by operating activities               824             2,535
                                                             -------           -------

INVESTING ACTIVITIES:
  Purchases of furniture and equipment, net of capital
   lease obligations of $250 in 1996 and $95 in 1995            (634)             (935)
                                                             -------           -------

         Net cash used in investing activities                  (634)             (935)
                                                             -------           -------
FINANCING ACTIVITIES:
  Net borrowings on line of credit                                40               700
  Repayment of long-term debt                                    (77)             (133)
  Proceeds from long-term debt                                   165                --
  Proceeds repayments of notes payable to shareholder             --              (500)
  Distribution to shareholder                                   (300)           (1,770)
                                                             -------           -------
         Net cash used in financing activities                  (172)           (1,703)
                                                             -------           -------
NET INCREASE (DECREASE) IN CASH                                   18              (103)

CASH, BEGINNING OF PERIOD                                         31               220
                                                             -------           -------
CASH, END OF PERIOD                                          $    49           $   117
                                                             =======           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                            $    45           $    50
                                                             =======           =======
    Income taxes paid                                        $    10           $    41
                                                             =======           =======

       The accompanying notes are an integral part of these statements.

                           THE REICH GROUP COMPANIES
                           -------------------------


               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
               ------------------------------------------------

                                  (unaudited)



1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Industry Information

The Reich Group Companies ("Reich Group") offers telemarketing services to clients in the financial services, insurance, telecommunications and publishing industries. In 1995, the Reich Group derived 93% of its revenue from telemarketing activities.

The 1995 and 1996 financial statements reflect the combined financial position, results of operations and cash flows of The Reich Group, Inc., Dial Direct, Inc., Dial Direct Telemarketing, LTD., TRG/Communications, Inc. and InsureDirect Agency, Inc. The accompanying financial statements are presented on a combined basis, as all companies are owned by the same shareholder. The financial statements reflect the elimination of all significant intercompany accounts and transactions.

Basis of Presentation

On August 12, 1996, the Reich Group sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. The Reich Group is a predecessor company to TeleSpectrum Worldwide Inc.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the TeleSpectrum Worldwide Inc. Form S-1 Registration Statement.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.
               -------------------------------------------------


                       CONDENSED COMBINED BALANCE SHEET
                       --------------------------------

                      (in thousands -- except share data)

                                  (unaudited)

                                                          September 30,
                                                              1995
                                                          -------------
                            ASSETS
                            ------
CURRENT ASSETS:
  Cash and cash equivalents                               $         282
  Marketable securities                                             324
  Accounts receivable, net of reserve of $28                      1,522
  Prepaid expenses and other                                         23
                                                          -------------
     Total current assets                                         2,151

PROPERTY AND EQUIPMENT, net                                         139

OTHER ASSETS                                                          8
                                                          -------------
     Total assets                                         $       2,298
                                                          =============
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                        $         119
  Accrued expenses                                                  275
  Deferred revenue                                                   92
                                                          -------------
     Total current liabilities                                      486
                                                          -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock (The Response Center, Inc.), no
   par value, 1,000 shares authorized, 550
   shares issued and outstanding                                     51
  Common stock (The Tab House, Inc.), $.01 par value,
   1,000 shares authorized, 550 shares issued
   and outstanding                                                   -
  Additional paid-in capital                                          1
  Net unrealized gain on marketable securities available
  for sale                                                          121
  Retained earnings                                               1,639
                                                          -------------
     Total shareholders' equity                                   1,812
                                                          -------------
     Total liabilities and shareholders' equity           $       2,298
                                                          =============

        The accompanying notes are an integral part of this statement.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.
               -------------------------------------------------


                    CONDENSED COMBINED STATEMENTS OF INCOME
                    ---------------------------------------

                                (in thousands)

                                  (unaudited)

                                                                For the                                For the
                                                              Period from                            Period from
                                          For the Three         July 1,          For the Nine         January 1,
                                          Months Ended          1996 to          Months Ended          1996 to
                                          September 30,        August 12,        September 30,        August 12,
                                              1995               1996                1995               1996
                                          -------------       -----------       -------------        -----------

REVENUES                                  $       1,520       $       696       $       5,076        $     3,927
                                          -------------       -----------       -------------        -----------
OPERATING EXPENSES:
  Cost of services                                  881               411               2,653              2,101
  Selling, general and administrative
    expenses                                        610               223               2,227              1,519
                                          -------------        ----------        ------------        -----------
     Total operating expenses                     1,491               634               4,880              3,620
                                          -------------        ----------        ------------        -----------
     Operating income                                29                62                 196                307
INTEREST INCOME                                      10                20                  10                 20
                                          -------------        ----------        ------------        -----------
NET INCOME                                $          39        $       82        $        206        $       327
                                          =============        ==========        ============        ===========
PRO FORMA DATA (UNAUDITED):
  Historical net income                   $          39        $       82        $        206        $       327
  Pro forma provision for income taxes               16                32                  85                130
                                          -------------        ----------        ------------        -----------
  Pro forma net income                    $          23        $       50        $        121        $       197
                                          =============        ==========        ============        ===========

        The accompanying notes are an integral part of this statement.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.
               -------------------------------------------------


                  CONDENSED COMBINED STATEMENTS OF CASH FLOW
                  ------------------------------------------


                                (in thousands)

                                  (unaudited)

                                                                                        For the Period
                                                                                             from
                                                                  For the Nine            January 1,
                                                                  Months Ended              1996 to
                                                                 September 30,            August 12,
                                                                      1995                   1996
                                                                ---------------        ----------------
OPERATING ACTIVITIES:
  Net income                                                          206                   327
  Adjustments to reconcile net income to net cash used in

    operating activities-
      Depreciation and amortization                                    32                    43
      Gain on sale of marketable securities                           (22)                   -
      Changes in operating assets and liabilities-
         Accounts receivable                                         (615)                 (200)
         Due from TeleSpectrum Worldwide                               -                    (49)
         Due from shareholders                                         -                    (10)
         Prepaid expenses and other                                     4                   (22)
         Other assets                                                  -                    (45)
         Accounts payable                                             (42)                   49
         Accrued expenses                                              (9)                    5
         Deferred revenue                                            (130)                 (275)
                                                                ----------             ---------
           Net cash used in operating activities                     (576)                 (177)
                                                                ----------             ---------
INVESTING ACTIVITIES:
  Purchases of marketable securities                                   -                     (2)
  Proceeds on sales of marketable securities                           67                    16
  Purchases of property and equipment                                  (2)                 (107)
                                                                ----------             ---------
           Net cash provided by (used in)  investing
             activities
                                                                       65                   (93)
                                                                ----------             ---------
FINANCING ACTIVITIES:
  Distributions to shareholders                                        -                   (798)
                                                                ----------             ---------

           Net cash used in financing activities                       -                   (798)
                                                                ----------             ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (511)               (1,068)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                              793                 1,178
                                                                ----------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     282              $    110
                                                                ==========             =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid                                                 $      -                     -
                                                                ==========             =========
  Income taxes paid                                             $      -               $     -
                                                                ==========             =========

       The accompanying notes are an integral part of these statements.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.
               -------------------------------------------------


               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
               ------------------------------------------------


                                  (unaudited)



1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Industry Information

The Response Center, Inc. and the Tab House, Inc. (collectively "Response Center") provide custom market research and analysis, principally to clients in the telecommunications, financial services, pharmaceutical and healthcare industries.

The accompanying financial statements reflect the combined financial position and results of operations of The Response Center, Inc. and The Tab House, Inc. The accompanying financial statements are presented on a combined basis, as The Response Center, Inc. and The Tab House, Inc. are owned by the same shareholders who have identical ownership in each entity. The financial statements reflect the elimination of all significant intercompany accounts and transactions.

Basis of Presentation

On August 12, 1996, the Response Center sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. The Response Center and the Tab House, Inc. are predecessor companies to TeleSpectrum Worldwide Inc.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the TeleSpectrum Worldwide Inc. Form S-1 Registration Statement.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.
          -----------------------------------------------------------

                       CONDENSED COMBINED BALANCE SHEET
                       --------------------------------

                      (in thousands -- except share data)
                                  (unaudited)

                                                              December 31,
                                                                  1995
                                                              ------------
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash                                                        $         15
  Accounts receivable, net of reserve of $22                         2,690
  Due from shareholder/officer                                           4
  Prepaid expenses and other                                            95
                                                              ------------

     Total current assets                                            2,804

PROPERTY AND EQUIPMENT, net                                            657

OTHER ASSETS                                                            88
                                                              ------------
     Total assets                                                   $3,549
                                                              ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
  Line of credit                                              $      1,350
  Current portion of long-term debt                                    198
  Accounts payable                                                     498
  Accrued compensation                                                 161
  Deferred revenue                                                     197
  Other accrued expenses                                               363
                                                              ------------
     Total current liabilities                                       2,767
                                                              ------------
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES                         81
                                                              ------------
DEFERRED TAXES                                                          14
                                                              ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, TeleSpectrum, Inc. $.01 par value, 5,000
    shares authorized, 3,000 shares issued and outstanding             --
  Common stock, TeleSpectrum Training Services, Inc. no par
    value, 5,000 shares authorized, 200 shares issued
    and outstanding                                                      6

  Additional paid-in capital                                           217
  Retained earnings                                                    464
                                                              ------------
     Total stockholders' equity                                        687
                                                              ------------
     Total liabilities and stockholders' equity               $      3,549
                                                              ============

        The accompanying notes are an integral part of this statement.

                  TELESPECTRUM INC. AND TELESPECTRUM TRAINING
                  -------------------------------------------

                                SERVICES, INC.
                                --------------


                    CONDENSED COMBINED STATEMENTS OF INCOME
                    ---------------------------------------


                                (in thousands)
                                  (unaudited)


                                                                  For the                              For the
                                                                Period from                          Period from
                                             Three Months         July 1,         Nine Months         January 1,
                                                Ended             1996 to            Ended             1996 to
                                            September 30,        August 12,      September 30,        August 12,
                                                 1995              1996              1995               1996
                                            --------------     ------------     --------------      ------------
REVENUES                                    $    2,991         $  2,495         $    8,583          $  10,529
OPERATING EXPENSES:
  Cost of services                               2,082            1,684              5,910              6,974
  Selling, general and administrative
   expenses                                        604              808              2,256              2,929
                                            ----------         --------         ----------          ---------
     Total operating expenses                    2,686            2,492              8,166              9,903
                                            ----------         --------         ----------          ---------
     Operating income                              305                3                417                626

INTEREST EXPENSE                                   (43)             (10)              (128)              (129)
                                            ----------         --------         ----------          ---------
     Net Income                             $      262         $     (7)        $      289          $     497
                                            ==========         ========         ==========          =========
PRO FORMA DATA (UNAUDITED):
  Historical net income (loss)              $      262         $     (7)        $      289          $     497
  Pro forma provision for income taxes             107               (3)               118                196
                                            ----------         --------         ----------          ---------
  Pro forma net income (loss)               $      155         $     (4)        $      171                301
                                            ==========         ========         ==========          =========

       The accompanying notes are an integral part of these statements.

                 TELESPECTRUM, INC. AND TELESPECTRUM TRAINING
                 --------------------------------------------
                                SERVICES, INC.
                                --------------


                  CONDENSED COMBINED STATEMENTS OF CASH FLOW
                  ------------------------------------------

                                (in thousands)
                                  (unaudited)

                                                                     Nine Months              For the
                                                                        Ended               Period from
                                                                    September 30,        January 1, 1996 to
                                                                        1995              August 12, 1996
                                                                   --------------       -------------------
OPERATING ACTIVITIES:                                              $     289            $       497
  Net income
  Adjustments to reconcile net income to net cash used in
    operating activities--
      Depreciation and amortization                                      179                    127
      Provision for bad debt                                            --                       53
      Changes in operating assets and liabilities--
         Accounts receivable                                            (403)                (1,246)
         Prepaid expenses and other                                      (18)                   257
         Accounts payable and accrued liabilities                        111                  1,281
                                                                   ----------           ------------
            Net cash provided by operating activities                    158                    969
                                                                   ----------           ------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (75)                (2,044)
  Cash received from officers                                              3                     --
                                                                   ----------           ------------
            Net cash used in investing activities                        (72)                (2,044)
                                                                   ----------           ------------
FINANCING ACTIVITIES:
  Net borrowings on line of credit                                       723                  3,060
  Proceeds from notes payable                                             --                    500
  Principal payments on long-term debt and capital leases                765)                (1,844)
                                                                   ----------           ------------
            Net cash provided by (used in) financing
               activities                                                (42)                 1,716
                                                                   ----------           ------------

NET INCREASE  IN CASH                                                     44                    641
CASH, BEGINNING OF PERIOD                                                163                     15
                                                                   ----------           ------------
CASH, END OF PERIOD                                                $     207            $       656
                                                                   ==========           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
     Interest paid                                                 $       9            $       120
                                                                   ==========           ============
     Income taxes paid                                             $     -              $        -
                                                                   ==========           ============

        The accompanying notes are an integral part of these statements.

                 TELESPECTRUM, INC. AND TELESPECTRUM TRAINING
                 --------------------------------------------

                                SERVICES, INC.
                                --------------


               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
               ------------------------------------------------



1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION:


Industry Information


TeleSpectrum Inc. and TeleSpectrum Training Services, Inc. (together "TeleSpectrum ") specializes in providing both outbound and inbound telemarketing services and fulfillment to the high technology, pharmaceutical and healthcare and consumer products industries.

The financial statements reflect the combined financial position and results of operations of TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. The accompanying financial statements are presented on a combined basis, as TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. are owned by the same stockholders who have identical ownership in each entity. The financial statements reflect the elimination of all significant intercompany accounts and transactions.

Basis of Presentation

On August 12, 1996, TeleSpectrum sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. are predecessor companies to TeleSpectrum Worldwide Inc.

Upon signing the asset purchase agreement, TeleSpectrum was advanced $500,000 in the form of promissory note due one year from the date the proceeds were received with interest at 9%. Upon the closing of the transaction on August 12, 1996, a portion of the purchase price was paid by cancellation of the promissory note.

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the TeleSpectrum Worldwide Inc. Form S-1 Registration Statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


TELESPECTRUM WORLDWIDE INC. AND OPERATING BUSINESSES - PRO FORMA


The unaudited pro forma combined financial data give effect to the acquisition by TeleSpectrum Worldwide of substantially all of the net assets of the Operating Businesses which occurred contemporaneously with the closing of TeleSpectrum Worldwide's initial public offering on August 12, 1996 and the acquisition of TARP which closed effective October 1, 1996, as if these acquisitions had occurred on January 1, 1995. (See Note 6 to the TeleSpectrum Worldwide financial statements.)

The pro forma adjustments are based upon estimates, currently available information and certain assumptions that management deems appropriate. In management's opinion, the estimates regarding allocation of the purchase price of the Operating Businesses and TARP are not expected to materially differ from the final adjustments. The unaudited pro forma combined financial data presented herein are not necessarily indicative of the results TeleSpectrum Worldwide would have obtained had such events occurred at the beginning of the period, as assumed, or of the future results of TeleSpectrum Worldwide.

Pro Forma Results of Operations

The following table sets forth selected pro forma financial data and data as a percentage of revenues for the periods indicated:

                                           Three Months Ended           Nine Months Ended
                                              September 30                 September 30
                                           ------------------           -----------------
Dollars in thousands                       1995          1996           1995         1996
                                           ----          ----           ----         ----
Revenues                                 $  23,138    $  35,751       $  71,730    $  98,657

Cost of services                            15,814       23,239          45,689       64,860
Selling, general and administrative          4,196        6,930          14,437       19,197
Goodwill amortization                        1,750        1,750           5,251        5,251

Operating income                             1,378        3,832           6,353        9,349
    % of revenues                                6%          11%              9%           9%

Interest, net                                   19          293             (12)         283
Income taxes                                  (625)      (1,685)         (2,945)      (4,157)

Net income                               $     772    $   2,440       $   3,396     $  5,475
    % of revenues                                3%           7%              5%           6%

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Revenues. Revenues increased to $35.8 million in the three months ended September 30, 1996 from $23.1 million in the three months ended September 30, 1995, an increase of $12.7 million, or 55%. The increase in revenues resulted primarily from increased call volume from new and existing clients.

Cost of Services. Cost of services, which consists primarily of labor, telephone and other call center related operating and support expenses, increased to $23.2 million in the three months ended September 30, 1996 from $15.8 million in the three months ended September 30, 1995, an increase of $7.4 million, or 47%. As a percentage of revenues, cost of services decreased to 65% in the three months ended September 30, 1996 from 68% in the three months ended September 30, 1995. This decrease was primarily the result of a higher margin business mix as well as improved operating efficiencies.

Selling, General and Administrative. Selling, general and administrative expenses increased to $6.9 million in the three months ended September 30, 1995 from $4.2 million in the three months ended September 30, 1995, an increase of $2.7 million, or 65%. The increase was primarily the result of additional administrative, personal and related corporate expenses associated with the Company's growth. As a percentage of revenues, selling, general and administrative expenses increased to 19% in the three months ended September 30, 1996 from 18% in the three months ended September 30, 1995, primarily as a result of building infrastructure to support integration and growth.

Interest Income (Expense), Net. Interest income (expense), net, increased in the three months ended September 30, 1996 as compared to the corresponding period of 1995 as a result of investment returns on the net proceeds of the Company's initial offering of common stock, which occurred on August 12, 1996.

Income Taxes. Income taxes increased to $1.7 million in the three months ended September 30, 1996 from $0.6 million in the three months ended September 30, 1995, an increase of $1.1 million, or 170%. The effective income tax rate decreased to 41% in the three months ended September 30, 1996 from 45% in the three months ended September 30, 1995. The decrease was the result of the use of certain state tax planning measures in the three months ended September 30, 1996.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues. Revenues increased to $98.7 million in the nine months ended September 30, 1996 from $71.7 million in the nine months ended September 30, 1995, an increase of $27.0 million, or 38%. The increase in revenues resulted primarily from increased call volume from existing clients and the addition of new telecommunications clients.

Cost of Services. Cost of services, which consists primarily of labor, telephone and other call center related operating and support expenses, increased to $64.9 million in the nine months ended September 30, 1996 from $45.7 million in the nine months ended September 30, 1995, an increase of $19.2 million, of 42%. As a percentage of revenues, cost of services increased to 66% in the three months ended September 30, 1996 from 64% in the three months ended September 30, 1995. This increase was primarily the result of a lower margin business mix a well as start-up costs associated with adding new capacity to support growth.

Selling, General and Administrative. Selling, general and administrative expenses increased to $19.2 million in the nine months ended September 30, 1996 from $14.4 million in the nine months ended September 30, 1995, an increase of $4.8 million, or 33%. The increase was primarily the result of additional administrative, personal and related corporate expenses associated with the Company's growth. As a percentage of revenues, selling, general and administrative expenses decreased to 19% in the nine months ended September 30, 1996 from 20% in the nine months ended September 30, 1995, primarily as a result of the spreading of expenses over increased revenues.

Interest Income (Expense), Net. Interest income (expense), net, increased in the nine months ended September 30,1996 as compared to the corresponding period of 1995 as a result of investment returns on the net proceeds of the Company's initial offering of common stock, which occurred on August 12, 1996.

Income Taxes. Income taxes increased to $4.2 million in the nine months ended September 30, 1996 from $2.9 million in the nine months ended September 30, 1995, an increase of $1.3 million, or 41%. The effective income tax rate decreased to 43% in the nine months ended September 30, 1996 from 46% in the nine months ended September 30, 1995. The decrease was the result of the use of certain state tax planning measures in the nine months ended September 30, 1996.

TELESPECTRUM WORLDWIDE, INC. AND SUBSIDIARIES - HISTORICAL RESULTS OF OPERATIONS

TeleSpectrum Worldwide was incorporated on April 26, 1996. Therefore, no comparable historical data is available. For the period from inception (April 26, 1996) to the date the operating businesses were acquired (August 12, 1996), TeleSpectrum Worldwide incurred losses of approximately $0.6 million mainly relating to certain startup costs incurred in preparation of the Acquisitions. For the period from August 12, 1996 to September 30, 1996, the results of operations of the Operating Businesses are included in the TeleSpectrum Worldwide historical financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the period from inception (April 26, 1996) to September 30, 1996, TeleSpectrum Worldwide generated net cash from operations of $3.0 million.

Net cash used in investing activities during the period from inception (April 26, 1996) to September 30, 1996 was $96.8 million. The primary use of cash in investing activities was the $91.4 million cash portion of the aggregate purchase price of the Operating Businesses. In addition, TeleSpectrum Worldwide used $5.5 million to purchase property and equipment.

During the period from inception (April 26, 1996) to September 30, 1996, TeleSpectrum Worldwide generated net cash from financing activities of $151.7 million. The primary source of cash from financing activities was the TeleSpectrum Worldwide initial public offering which generated net proceeds of $162.5 million. Repayments on long term debt and capital lease obligations was $9.9 million and $3.0 million, respectively.

TeleSpectrum Worldwide believes that existing cash, as well as cash to be generated from operations, will be sufficient to meet its operating needs for the foreseeable future. TeleSpectrum Worldwide is in the process of negotiating a credit facility with a bank, to finance acquistions.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Operating Businesses have in the past experienced, and TeleSpectrum Worldwide could in the future experience, quarterly variations in revenues, operating income and cash flow as a result of many factors, including the timing and magnitude of clients' marketing campaigns and customer service programs, the opening of new call centers, the loss of a major client, weather-related interruptions, additional selling, general and administrative expenses to acquire and support new business, the timing and magnitude of required capital expenditures and changes in the revenue mix among TeleSpectrum Worldwide's various service offerings. In connection with certain contracts, TeleSpectrum Worldwide could incur costs in periods prior to recognizing revenues under those contracts. In addition, TeleSpectrum Worldwide must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecasts in any quarter would likely adversely affect TeleSpectrum Worldwide's operating results for that quarter.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

PREDECESSOR COMPANIES

The Period from July 1, 1995 to September 30, 1995, Compared to the Period from
 July 1, 1996 to August 12, 1996

SOMAR -

     If the periods presented were of equal length, the revenue comparison would show a significant increase period over period. This increase was the result of adding several new clients. The increase in operating margin as a percent of revenues period over period was the result of leveraging selling, general and administrative expenses over larger revenues, a higher margin business mix, as well as improved operating efficiencies.

NBG -

     If the periods presented were of equal length, the revenue comparison would show a significant increase period over period. This increase was primarily the result of increased volume from existing clients. The decrease in operating margin as a percent of revenues period over period was the result of a lower margin business mix.

HARRIS -

     If the periods presented were of equal length, the revenue comparison would show an increase period over period. This increase was primarily the result of increased volume from an existing client. The decrease in operating margin as a percent of revenues period over period was the result of a lower volume of business being unable to absorb the fixed selling, general and administrative expenses.

REICH -

     If the periods presented were of equal length, the revenue comparison would show a greater increase period over period. This increase was the result of increased volume from existing clients. The increase in operating margin as a percent of revenues period over period was the result of leveraging selling, general and administrative expenses over larger revenues, a higher margin business mix, as well as improving operating efficiencies.


RESPONSE CENTER -

     If the periods presented were of equal length, the revenue comparison would show an increase period over period. This increase was primarily the result of adding several new clients. The increase in operating margin as a percent of revenues period over period was the result of leveraging selling, general and administrative expenses, over larger revenues.

TELESPECTRUM, INC. -

     If the periods presented were of equal length, the revenue comparison would show a significant increase period over period. This increase was the result of adding several large new clients. The decrease in operating margin as a percent of revenues period over period was the result of additional depreciation expense associated with the operation of three additional call centers during 1996.

THE PERIODS FROM JANUARY 1, 1995 TO SEPTEMBER 30, 1995, COMPARED TO THE PERIOD
  FROM JANUARY 1, 1996 TO AUGUST 12, 1996

SOMAR -

     If the periods presented were of equal length, the revenue comparison would show a significant increase period over period. This increase was primarily the result of adding several new clients. The increase in operating margin as a percent of revenues period over period was the result of leveraging selling, general and administrative expenses over larger revenues.

NBG -

     If the periods presented were of equal length, the revenue comparison would show a significant increase period over period. This increase was primarily the result of increased volume from existing clients. The decrease in operating margin as a percent of revenues period over period was the result of a lower margin business mix.

HARRIS -

     If the periods presented were of equal length, the revenue comparison would show a decrease period over period. This decrease was primarily the result of decreased volume from an existing client. The decrease in operating margin as a percent of revenues period over period was the result of a lower volume of business being unable to absorb the fixed selling, general and administrative expenses.

REICH -

     If the periods presented were of equal length, the revenue comparison would show a greater increase period over period. This increase was the result of increased volume from existing clients. The increase in operating margin as a percent of revenues period over period was the result of leveraging selling, general and administrative expenses over larger revenues, a higher margin business mix, as well as improved operating efficiencies.

RESPONSE CENTER -

     If the periods were of equal length, the revenue comparison would show a decrease period over period. This decrease was primarily the result of less volume from one client. The increase in operating margin as percent of revenues period over period was the result of lower selling, general and administrative costs as a percent of revenues in the most recent period.

TELESPECTRUM, INC.

     If the periods presented were of equal length , the revenue comparison would show a significant increase period over period. This increase was the result of adding several large new clients. The increase in operating margin as a percent of revenues period over period was the result of a higher margin business mix.

The foregoing discussion contains historical information as well as forward looking statements that involves a number of risks and uncertainties. In addition to the risks discussed above, these risks include the lack of combined operating history of the operating businesses, the potential and ability to manage growth, reliance on major clients and key industries, risks associated with acquisitions and other factors.

PART II -   OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES


         None



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None



ITEM 5.  OTHER INFORMATION


         None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS


         None



(B)  REPORTS ON FORM 8-K


         Current Report on Form 8-K filed by TeleSpectrum Worldwide, Inc. on November 14, 1996 regarding the acquisition of assets of and the assumption of certain liabilities of Technical Research Assistance Programs, Inc. and TARP Information Systems, Inc. and of the stock of TARP (Europe) Limited.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TELESPECTRUM WORLDWIDE INC.
                           -----------------------------------------------------
                                              (Registrant)


Date: November 14, 1996     /s/ Richard C. Schwenk, Jr.
                          _____________________________________________________
                            Richard C. Schwenk, Jr.,
                            TeleSpectrum Worldwide Inc.
                            Chief Financial Officer