Form 10-Q/A
period 1996-09-30
TELESPECTRUM WORLDWIDE INC
filed 1997-02-11
CIK 1014960

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)
                        AMENDMENT TO QUARTERLY REPORT
                            PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period September 30, 1996

                         Commission File No. 333-04349
                         -----------------------------

                          TeleSpectrum Worldwide Inc.
                          ---------------------------
            (Exact Name of registrant as specified in its charter)

     Delaware                                                     23-2845501
     --------                                                     ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

                             443 South Gulph Road
                         King of Prussia, Pennsylvania
                   (Address of principal executive offices)
                                     19406
                                  (Zip Code)

                                 610-878-7400
                                 ------------
             (Registrant's telephone number, including area code)

This Amendment No. 1 is filed to (i) amend and restate in its entirety Item 1 to correct the calculation of the undersigned registrant's (a) historical earnings per share as it relates to the calculation of the number of weighted average shares outstanding for the period from Inception (April 26, 1996) to September 30, 1996 and for the three month period ended September 30, 1996 (b) correct certain amounts disclosed in the notes to condensed consolidated financial statements regarding "Acquisitions and Initial Public Offering", and (ii) disclose filings of Reports on Form 8-K/A under Item 6 of Part II.

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

(1)  TeleSpectrum Worldwide was incorporated on April 26, 1996.

                          TELESPECTRUM WORLDWIDE INC.
                          ---------------------------


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                                 (in thousands)
                                  (unaudited)

                                                                        For the Period
                                                 For the Three          from Inception
                                                 Months Ended        (April 26, 1996) to
                                              September 30, 1996      September 30, 1996
                                              -------------------    --------------------
REVENUES                                             $17,295               $17,295
                                                     -------               -------
OPERATING EXPENSES:
 Cost of services                                     11,528                11,528
 Selling, general and administrative                   3,241                 3,660
 Goodwill amortization                                   834                   834
                                                     -------               -------
     Total operating expenses                         15,603                16,022
                                                     -------               -------
     Operating income                                  1,692                 1,273

INTEREST INCOME                                          380                   380

INTEREST EXPENSE                                         (59)                  (59)
                                                     -------               -------
     Income before taxes                               2,013                 1,594
                                                     -------               -------
INCOME TAXES                                            (805)                 (638)
                                                     -------               -------
NET INCOME                                           $ 1,208               $   956
                                                     =======               =======
NET INCOME PER SHARE                                 $   .07               $   .07
                                                     =======               =======
SHARES USED IN COMPUTING NET
  INCOME PER SHARE                                    16,923                13,409
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

3.  ACQUISITIONS AND INITIAL PUBLIC OFFERING:

TeleSpectrum Worldwide was incorporated as a wholly owned subsidiary of CRW Financial, Inc. (CRW). In May 1996, CRW assigned to TeleSpectrum Worldwide its rights to acquire substantially all of the net assets of SOMAR, Inc. (SOMAR), NBG Services, Inc. (NBG), Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. (Harris), The Reich Group Companies (Reich), The Response Center, Inc. and The Tab House, Inc. (The Response Center) and TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. (TeleSpectrum); together, the Operating Businesses. These acquisitions occurred contemporaneously with the closing of TeleSpectrum Worldwide's initial public offering (the Offering) on August 12,

1996 and were accounted for using the purchase method. The total purchase price of the Operating Business was $161.2 million, which consisted of: (i) $90.9 million in cash paid to the sellers of the Operating Businesses (the Sellers);
(ii) forgiveness of a $0.5 million promissory note from TeleSpectrum; (iii) $44.7 million estimated fair value of 4,403,863 shares of Common Stock issued to the Sellers; (iv) $2.1 million estimated fair value of warrants to purchase 593,400 shares of Common Stock at the offering price of $15.00 per share issued in connection with the acquisitions of the Operating Businesses (Acquisitions);
(v) $18.7 million deemed value for accounting purposes of the CRW Lender Warrants and CRW Management Warrants to purchase 2,272,562 shares of Common Stock (owned by CRW) at $1.50 per share; and (vi) transaction costs of $4.3 million. The purchase price for the Acquisitions is subject to certain purchase price adjustments and earn-out arrangements, which have not yet been determined.

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


         None



ITEM 5.  OTHER INFORMATION


         None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS


         None



(B)  REPORTS ON FORM 8-K


         Current Report on Form 8-K filed by TeleSpectrum Worldwide Inc. on November 14, 1996 regarding the acquisition of assets of and the assumption of certain liabilities of Technical Assistance Research Programs, Inc. and TARP Information Systems, Inc. and of the stock of TARP (Europe) Limited.

         Current Report on Form 8-K/A filed by TeleSpectrum Worldwide Inc. on January 13, 1997 regarding the acquisition of assets of and the assumption of certain liabilities of Technical Assistance Research Programs, Inc. and TARP Information Systems, Inc. and of the stock of TARP (Europe) Limited, specifically, Item 7., Combined Financial Statements, Pro Forma Financial Information and Exhibits of TARP, Inc., TARP Information Systems and TARP (Europe) Limited.

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


                            TELESPECTRUM WORLDWIDE INC.
                           -----------------------------------------------------
                                              (Registrant)


Date: February 11, 1997     /s/ Richard C. Schwenk, Jr.
                          ------------------------------------------------------
                            Richard C. Schwenk, Jr.,
                            TeleSpectrum Worldwide Inc.
                            Chief Financial Officer