Form 10-K
period 1996-12-31
TELESPECTRUM WORLDWIDE INC
filed 1997-03-28
CIK 1014960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          TO

                          COMMISSION FILE NO. 0-21107

                          TELESPECTRUM WORLDWIDE INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               23-2845501
                --------                               ----------
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

           443 SOUTH GULPH ROAD, KING OF PRUSSIA, PENNSYLVANIA 19406
           ---------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  610-878-7400
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                    ---------------------
                  NONE                                    NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No
                                    ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


  As of February 28, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $164,870,936. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

  As of February 28, 1997, there were 25,210,984 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Business...............................................................................   1
Item 2.   Properties.............................................................................   7
Item 3.   Legal Proceedings......................................................................   8
Item 4.   Submission of Matters to a Vote of Security Holders....................................   8

                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............   8
Item 6.   Selected Financial Data................................................................   8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  13
Item 8.   Financial Statements and Supplementary Data............................................  30
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  30

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  30
Item 11.  Executive Compensation.................................................................  31
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  31
Item 13.  Certain Relationships and Related Transactions.........................................  31

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedule and Report on Form 8-K..........................  32
          Index to Financial Statements and Schedule............................................. F-1

  This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding the Company's development, growth and expansion plans and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.

  Unless the context indicates otherwise, the terms "TeleSpectrum" and "Company" refer to TeleSpectrum Worldwide Inc.

                          TELESPECTRUM WORLDWIDE INC.

                                     PART I

ITEM 1. BUSINESS.

TeleSpectrum Worldwide Inc. (the "Company," or "TeleSpectrum") was founded in April 1996 to create a premier provider of teleservice products by providing a single source for complete, integrated solutions to all of its customers' teleservice needs at numerous points on the teleservice chain of services: from pre-sale marketing, to business acquisition, to customer activation/service/retention to consumer affairs, and ultimately to post-sales marketing surveys.

On August 12, 1996, the Company completed its initial public offering, which generated net cash proceeds to the Company of approximately $162 million. Concurrently with the offering, the Company began material operations with the acquisition of the assets and the assumption of liabilities of six companies engaged in telemarketing, market research and direct mail and fulfillment businesses (collectively, the "Initial Operating Businesses"). Unless otherwise indicated, all references to the Company's business includes the activities of these predecessor companies. The Company believes that its ability to bundle teleservices enables it to satisfy clients by more efficiently managing their teleservice marketing efforts at a lower cost while delivering a unified consistent message. The Company's core teleservice capabilities are focused on three teleservice platforms: dedicated call centers, high volume, semi-dedicated call centers and call centers focusing on complex telesolutions. Through dedicated call centers, the Company is able to operate as a seamless extension of the Client's own teleservice capabilities. Through its high-volume, semi-dedicated call centers, the Company offers clients cost-effective and extensive teleservice capacity. Through its inbound teleservice centers, the Company offers extensive consumer and business customer service. The Company operates over 2,400 workstations in call centers located primarily in the eastern United States. The Company also operates call centers in the provinces of Ontario and Manitoba, Canada. Assuming an average per workstation of 45 calls per hour, 16 hours per day, 6 days per week, the Company has the capacity to handle over 500 million calls per year.

INDUSTRY OVERVIEW

The teleservices industry facilitates the direct communication of marketing information to and from current and prospective customers by telephone. Indirect marketing methods, such as radio, television and print advertising, employ a "one-to-many" approach to convey marketing information that can position products and services within a broad market context. Direct marketing methods, such as telemarketing and direct mail, employ a "one-to-one" approach to deliver a marketing message directly to a specific current or prospective customer and to elicit immediate customer response. In addition to traditional outbound and inbound telemarketing, teleservices include inbound telephone-based customer service and support and related value-added services such as market research, direct mail and fulfillment, training, consulting, call center management and electronic order processing.

As businesses seek greater returns from their investments in marketing activities, they are increasingly coupling traditional indirect marketing methods such as advertising with direct marketing methods such as telemarketing. Advances in computer and telecommunications technology are helping telemarketers to more accurately identify and contact potential customers, and are providing call center representatives ("CCRs") with more complete on-line guidance and support.

Improvements in the scale and speed of computer and telecommunications networking capabilities allow teleservices providers to implement larger and more complex programs for their clients. As a result, clients in a variety of industries have the opportunity to increase the breadth and depth of their telemarketing efforts. Industry sources estimate that companies in the United States spent approximately $88 billion on telemarketing activities in 1996 and could grow to $100 billion in 1998.

To date, businesses have relied overwhelmingly upon in-house call center personnel to provide telemarketing and telephone-based customer support services. However, the Company believes that businesses are increasingly outsourcing their ancillary needs to third party providers as they focus more closely upon their core businesses. This trend toward outsourcing may be reinforced by the rising level of capital expenditures necessary to provide telemarketing services that can take full advantage of recent advances in computer and telecommunications technology. Providers of outsourced teleservices can offer clients economies of scale in sharing the cost of new technology among a larger base of users than might be possible with in-house telemarketing, while at the same time better matching available capacity to fluctuating client demand.

As the trend toward outsourcing continues, the Company believes that businesses will increasingly seek to reduce the number of vendors they utilize, and may prefer single-source providers of integrated solutions drawing upon a variety of related services and capabilities. The Company believes that further opportunities may emerge for an integrated teleservices provider that can assemble and offer other value-added services, such as inbound customer service, market research, direct mail and fulfillment and other direct marketing services, which together can create complete solutions to clients' direct marketing needs. These trends and opportunities could encourage consolidation within the currently fragmented teleservices industry.

STRATEGY

The Company intends to employ the following strategies in attaining its goal of becoming a premier national provider of teleservice solutions:

Offer a Single Source for Complete, Integrated Solutions

The Company offers its clients a single source for all of their outsourced teleservices needs. To effect this strategy, the Company has assembled an array of teleservices resources, including outbound and inbound calling, customer service, market research, direct mail and fulfillment, training, consulting, call center management and electronic order processing. In particular, the Company utilizes its expertise and has expanded its capacity to provide sophisticated and flexible inbound customer service solutions for its clients. The Company believes that its ability to bundle numerous teleservice products provide it with a competitive advantage. A one-source outsource allows companies to more easily manage its teleservice providers, save money, build a unified, consistent message while avoiding conflicts between different teleservice providers.

Establish Long-Term Relationships with Major Clients

The Company has established and continues to seek associations with major clients whose outsourcing needs foster long-term, significant relationships. As clients continue to outsource an increasing portion of their direct sales and customer service activities, the Company will endeavor to capitalize upon its relationships and past performance to expand the range of services that it provides to each of its clients.

Add New Clients in Targeted Industries

The Company is focused upon expanding its client base in those industries currently utilizing teleservices, including telecommunications, insurance, financial services, pharmaceuticals, health care, public utilities, high technology and publishing. The Company believes that within these industries there are many large corporations which may employ the services offered by the Company for a substantial portion of their direct sales and customer service needs. The Company seeks to provide services to new clients in its existing targeted industries, and to add clients in new targeted industries where it believes that it can utilize its capabilities and expertise. In particular, due to increased competition for local and long-distance telephone customers anticipated to result from recent deregulation, the Company has identified additional teleservices opportunities and is targeting new clients in the telecommunications industry.

Pursue Strategic Acquisitions

The Company has complemented its internal growth through selective acquisitions, as discussed below, and may pursue acquisitions which either compliment the Company's services along the teleservice value chain, or expand the Company's ability to service clients in other geographic areas.

SERVICES OVERVIEW

The Company offers its clients a range of services along the teleservice value chain, from pre-sale marketing, to business acquisition, to customer activation/service/retention, to consumer affairs, and to post-sales marketing surveys. The Company believes that its ability to provide a wide range of services and to bundle these services will be a distinguishing factor as clients and potential clients consider outsourcing their teleservice needs.

Direct Marketing

The Company provides both business-to-consumer and business-to-business outbound telemarketing services, which consist primarily of direct sales activities initiated by the Company on behalf of clients. These activities are directed towards client-generated, electronically transmitted lists of customers selected to match the demographic profile of the targeted customer for the offered product or service. The Company's computerized call management systems utilize predictive dialers to automatically dial telephone numbers, determine if a live connection is made and present connected calls to a CCR who has been trained for the client's program. The client or the Company provides a prepared script to assist the CCR in marketing the product or service to the call recipient.

In November 1996, the Company acquired PR Response, a Canadian provider of Direct Marketing. PR Response, which is now TeleSpectrum Canada, operates call centers in Manitoba and Toronto. This acquisition expanded the geographic distribution of the Company's call centers.

Inbound Customer Support

The Company provides inbound teleservices support for activities such as customer service, catalog sales, response to customer inquiries and electronic order processing. Inbound callers typically call toll-free numbers to request product or service information, place orders for advertised products or obtain assistance with a previous order or purchase. The Company uses automated call distributors to direct callers to appropriate CCRs, who have access to on-line support databases to address customers' needs.

Market Research

The Company's market research capabilities include problem conceptualization, program design, data gathering by telephone, mail and focus groups, data tabulation and results analysis. Interviewing personnel use advanced data collection technology to obtain data from a statistically projectable sample of survey contacts. The Company then tabulates and analyzes fielded data using multi-variate statistical techniques, and produces detailed reports that can answer clients' marketing questions and suggest further avenues of inquiry where appropriate.

Direct Mail and Fulfillment

The Company's direct mail services include preparing, addressing, coordinating, sorting and mailing materials to current and potential customers of the Company's clients. The Company also provides fulfillment services, which involve filling orders received through outbound telemarketing, direct mail solicitation and inbound customer service calls, including automated inbound call center services. In its direct mail operations, the Company obtains name and address data from clients, processes the data to eliminate duplicates and correct errors and addresses pre-printed materials, in some cases with personalized greetings and messages. Mailings are then coordinated and collated by automated folding and inserting equipment, sorted by zip code to obtain the fullest available postal discounts for mass-mailings, and in most instances mailed from the Company's in-house postal facility. In its fulfillment operations, the Company maintains warehouse space for storage of client-supplied products and literature, which are sorted and bar-coded for inventory control.

Consulting

The Company provides a range of customer service consulting to various clients, including numerous Fortune 500 companies, principally through Technical Assistance Research Programs Inc., TARP Information Systems, Inc. and TARP EUROPE Ltd. (collectively, "TARP"). The Company acquired TARP in October 1996. With the acquisition of TARP, the Company can now provide innovative design solutions for its clients' customer service departments, ranging from the design of a customer service function, quality reviews and audits of customer service groups' performance, as well as market research survey capabilities regarding the performance of the client's customer service capabilities. Through TARP the Company also licenses its proprietary customer service software which clients can use to benchmark and improve their customer service performance.

In March 1997, the Company acquired the business and certain of the assets and liabilities of the teleservices division of Voice FX Corporation, a provider of integrated voice response telemarketing services for $5.3 million in cash. The Voice FX acquisition is intended to further expand the Company's range of services available to its clients by providing interactive voice response solutions and capabilities.

Additional Value-Added Services

The Company offers additional value-added services, such as strategic marketing, planning and consulting service technology, database marketing and management, and training and call center management, that complement its core teleservices offerings. Planning and consulting services include product development and program design. Call center management involves all aspects of recruiting, staffing, managing operations, providing analysis and reports to clients at their own on-site telemarketing facilities and providing call center technology and systems integration for database development.

COMPETITION

The telemarketing industry is intensely competitive. Industry participants compete on value, available capacity, range of service offerings, quality and customer service. The Company competes with numerous independent telemarketing firms, as well as the in-house telemarketing operations of many of its clients or potential clients. The Company's competitors include APAC TeleServices Inc., MATRIXX Marketing Inc., SITEL Corporation and West Telemarketing Corporation, among others. In addition, most businesses that are significant consumers of teleservices utilize more than one telemarketing firm at a time and reallocate work among various firms from time to time. A significant amount of such work is contracted on an individual project basis, with the effect that the Company and other firms seeking such business are required to compete with each other frequently as individual projects are initiated. Further, the Company believes that businesses with telemarketing operations will continue to outsource the management of those operations and that this trend may attract new competitors, including competitors that are substantially larger and better capitalized than the Company, into the Company's market. The Company may not be able to compete effectively against its current competitors, and the Company cannot assure that additional competitors with greater resources than the Company will not enter the industry and compete effectively against the Company or that the trend toward outsourcing telemarketing activity will continue. To the extent that the Company is unable to compete successfully against its existing and future competitors, its business, operating results and financial condition could be materially adversely affected.

SALES, MARKETING AND CLIENTS

The Company's marketing strategy centers around providing tailored solutions to each client's teleservices needs. As of December 31, 1996, there were a total of 27 sales personnel employed by the Company. Sales personnel are compensated by salary, commissions and bonuses based on individual performance and overall profitability.

Sales teams work directly with each client or potential client to develop an effective solution to the client's teleservices needs. Often, the Company initially develops a pilot program for a new client to demonstrate the Company's abilities and the effectiveness of its teleservices offerings. The Company's sales personnel often communicate results of teleservices programs and assist clients in modifying programs for future use.

The Company generally operates under short-term contractual relationships with its clients. Pricing often includes an initial fee, a base service charge and separate charges for ancillary services. Service charges for telemarketing services are based upon hourly rates for outbound calls, per minute rates for inbound calls or a commission or performance payment on successful sales or results. Charges for other services such as consulting, market research, training, direct mail and fulfillment may be computed on a fee-for-service or piecework basis. Historically, the Company has acquired new clients and marketed their services by word of mouth, attending trade shows, advertising in industry publications, responding to requests for proposals, pursuing client referrals and cross-selling to existing clients. The Company targets those companies with the greatest potential to generate recurring revenues because of their ongoing direct sales and customer service needs, and also those which have large customer bases which can benefit from targeted telemarketing programs. Many of the Company's current clients have sizable in-house telemarketing operations, and the Company often competes against those in-house operations for the client's business.

TARGETED INDUSTRIES

The Company targets its teleservices solutions toward clients in industries including, but not limited to, the following:

Telecommunications

The Company provides telemarketing programs for major telecommunications companies for long distance, cellular and cable products and services, as well as regional telecommunications companies marketing advanced telephone features. The Company offers its telecommunications industry clients a range of services, including customer service, sales and survey campaigns.

Utilities

The Company works with large public and private utilities in providing customer service, consumer affairs service, collection efforts, and survey campaigns.

Insurance

The Company works with large consumer insurance companies and their agents, complementing its clients' own sales efforts by offering products such as life and accidental death and dismemberment insurance. As of December 31, 1996, the Company employed 507 agents collectively holding state insurance licenses from 42 states.

Financial Services

The Company provides banks and other financial services clients with a wide range of services, which primarily consist of credit cardholder acquisitions and also include active account generation, account balance transfer, account retention and customer service.

Pharmaceuticals and Health care

The Company provides pharmaceuticals clients with product support, customer service and fulfillment services. In addition, the Company performs market research and analysis for clients in the health care industry.

Consumer Products

The Company provides its consumer products clients with customer service, order entry and new customer acquisition services and can support inbound calls 24 hours per day and 365 days per year.

High Technology

The Company provides product support and customer service inbound teleservices for clients in the computer hardware and software industry. In addition, the Company provides business-to-business teleservices such as lead generation, customer qualification and account management, as well as call center management, for high technology clients.

Publishing

The Company provides publishers with a wide range of services, including reader surveys, circulation requalification as well as other teleservices.

PERSONNEL AND TRAINING

As of December 31, 1996, the Company employed approximately 4,980 individuals on a full-time basis and 1,015 individuals on a part-time basis. TeleServices Representatives account for approximately 5,125 employees of the total force level of 5,995. The Company's ability to hire, train and manage qualified employees is critical to its ability to provide high quality services to its clients. The Company's service centers are located in areas that give the Company access to a capable labor supply. The Company provides training upon hire, as well as advanced and follow-up training. This training includes instruction in proper direct marketing and customer service techniques, as well as instruction in the specific characteristics of the industries which the Company serves. In addition, the

Company has approximately 500 insurance CCRs as of December 31, 1996, each of whom is licensed to sell insurance in one or more states, and all of whom collectively are licensed to sell insurance in 42 states.

INFORMATION TECHNOLOGIES

The Company continues to develop an integrated state-of-the art management information system to provide both it and its clients with real-time information collection, analysis and reporting. The Company utilizes all available technologies including traditional mediums (disks, diskettes, magnetic tapes) as well as evolving mediums (secured web serves, wide area networks, and the internet.)

QUALITY ASSURANCE

The Company has consistently emphasized quality service and extensive employee training. The Company's quality assurance program includes the selection and training of qualified CCRs, the training and professional development of call center management personnel, the monitoring of calls and sales verification and editing. Both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations may be recorded (with the customer's consent), and callers may also be monitored by management personnel to verify the accuracy and authenticity of transactions. Additionally, the Company is able to provide its clients with current updates on the progress of an ongoing telemarketing effort. Access to this data allows the Company and its clients to identify previously unrecognized potential campaign opportunities and to immediately modify or enhance a telemarketing effort.

GOVERNMENT REGULATION

Telemarketing sales practices are regulated at both the federal and state level. The Federal Telephone Consumer Protection Act of 1991 (the "TCPA"), enforced by the Federal Communications Commission, imposes restrictions on unsolicited automated telephone calls to residential telephone subscribers. Under the TCPA it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call certain subscribers. Additionally, the TCPA requires teleservice firms to develop a written policy implementing a "do not call" list, including the training of its telemarketing personnel to comply with these restrictions. Currently, the Company trains its service representatives to comply with the regulations of the TCPA and programs its call management system to prevent initiating telephone calls during restricted hours or to individuals maintained on the Company's "do not call" list.

The Federal Trade Commission (the "FTC") regulates both general sales practices, and telemarketing specifically. Under the Federal Trade Commission Act (the "FTC Act"), the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts and practices."

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA"). Under the TCFAPA, the FTC has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. The Company believes that it is in compliance with the TCPA and the regulations promulgated pursuant to the TCFAPA.

Violation of the rules and regulations applicable to telemarketing practices may result in injunctions against certain operations, in monetary penalties or disgorgement of profits; moreover, such violations may give rise to private actions for damages.

From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. There can be no assurance that any such legislation, if enacted, will not have an adverse effect on the telemarketing industry generally or the Company's operations specifically.

Most states have enacted statutes similar to the FTC Act prohibiting unfair or deceptive acts and practices. A number of states have enacted legislation and other states are considering enacting legislation to regulate telemarketing. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state's attorney general.

The industries served by the Company are also subject to government regulation. Company employees who complete the sale of insurance products are required to be licensed by various state insurance commissions and to participate in regular continuing education programs, which currently are provided by the Company.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located in 21,000 square feet of rentable office space in King of Prussia, Pennsylvania, which it subleases from CRW Financial, Inc., whose lease is with HFS Inc., of which a director and officer of the Company is the general partner. In addition, as of December 31, 1996, the Company maintained the following material facilities:

 LOCATION                                           DATE OPENED WORKSTATIONS
 --------                                        -------------- ------------
DIRECT MARKETING TELESALES CENTERS
Philadelphia, PA                                 February 1989            64
Salisbury, NC                                    February 1991           104
Winston-Salem, NC                                December 1992            90
Fayetteville, NC                                 January 1994            113
Toronto, Ontario                                 April 1994              168
Asheville, NC                                    September 1994           90
Andover, MA                                      November 1994            48
Huntington, WV I                                 March 1995              112
Westborough, MA                                  June 1995                40
Huntington, WV II                                August 1995             108
Winnipeg, Manitoba                               November 1995            52
Burlington, MA                                   December 1995            40
Phoenix, AZ I                                    December 1995            56
Cambridge, MA                                    January 1996             90
Wilmington, DE                                   January 1996             60
Beckley, WV                                      March 1996              108
Wheeling, WV                                     April 1996              200
Charleston, WV                                   October 1996            240
Phoenix, AZ II                                   October 1996             48
Phoenix, AZ III                                  November 1996            40
Stubenville, OH                                  December 1996           120
                                                                       -----
                                                                       1,991
CUSTOMER CARE CENTERS
Annapolis, MD                                    June 1989               115
San Francisco, CA                                June 1989               N/A
Arlington, VA                                    June 1992               N/A
Annapolis, MD                                    September 1992          N/A
London, U.K.                                     July 1993               N/A
King of Prussia, PA                              July 1996                32
Linthicum, MD                                    July 1996                72
Baltimore, MD                                    August 1996             150
                                                                       -----
                                                                         369
MARKET RESEARCH AND DIRECT MAIL AND FULFILLMENT
 CENTERS
Philadelphia, PA*                                February 1976           N/A
King of Prussia, PA                              May 1987                N/A
Upper Darby, PA                                  July 1994               130
                                                                       -----
                                                                         130
                                                                       -----
                                                                       2,490
                                                                       =====

--------
* Company owned facility.

Since December 31, 1996, the Company has added two additional call centers, one in King of Prussia, and a second in Winnipeg. These additional call centers added 360 outbound telesales workstations to the Company's capacity.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently involved in, individually or in the aggregate, is expected to have a material adverse effect on the business, results of operation, or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the National Market segment of the Nasdaq Stock Market under the symbol "TLSP." Shares of the Company's Common Stock were first traded publicly on August 8, 1996 in connection with the Company's initial public offering at a price to the public of $15.00 per share. The following table sets forth, for the periods indicated, the high and low closing sales price per share of the Common Stock, as reported on the Nasdaq National Market, since the Company's initial public offering in August 1996.

                                                   HIGH     LOW
                                                ------- -------
      1996
        Third Quarter (from August 8, 1996)     $22.125 $15.000
        Fourth Quarter                           20.875  11.125
      1997
        First Quarter (through March 26, 1997)   17.875  13.875

On March 26, 1997, the closing price for a share of Common Stock as reported by The Nasdaq Stock Market was $13.88. The Company has not paid any dividends since inception and currently intends to retain all earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company, and the acquired direct marketing, direct mail and fulfillment and customer care businesses, are derived in part from the more detailed financial statements and notes thereto of the Company, as well as the financial statements of Somar, Inc. ("SOMAR"), NBG Services, Inc. ("NBG"), Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. (together, "Harris"), The Reich Group Companies ("Reich"), The Response Center, Inc. and The Tab House, Inc. (together, "The Response Center") and TeleSpectrum Inc. and TeleSpectrum Training Services Inc. (together, "TeleSpectrum Maryland") (collectively, the "Initial Operating Businesses"), included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1996, and the statement of income data for the period from inception through December 31, 1996 for the Company have been derived from the audited financial statements included elsewhere herein. The balance sheet data as of December 31, 1994 and 1995, and the statement of income data for each of the three years in the period ended December 31, 1995 and for the period January 1, 1996 through August 12, 1996 for SOMAR, Harris and Reich have been derived from the audited financial statements included elsewhere herein. The balance sheet data as of December 31, 1992 and 1993, and the statement of income data for the year ended December 31, 1992 for SOMAR, Harris and Reich have been derived from unaudited data. The balance sheet data as of September 30, 1994 and 1995, and the statement of income data for each of the two years in the period ended September 30, 1995 and for the period October 1, 1995 through August 12, 1996 for The Response Center have been derived from the audited financial statements included elsewhere herein. The balance sheet data as of September 30, 1992 and 1993, and the statement of income data for each of the two years in the period ended September 30, 1993 for The Response Center have been derived from unaudited data. The balance sheet data as of December 30, 1994 and December 29, 1995, and the statement of income data for the years ended December 31, 1993, December 30, 1994 and December 29, 1995 and for the period December 30, 1995 through August 12, 1996 for NBG have been derived from the audited financial statements included elsewhere herein. The balance sheet data as of December 25, 1992 and December 31, 1993, and the statement of income data for the year ended December 25, 1992 for NBG have been derived from unaudited data. The balance sheet data as of December 31, 1995, and the statement of income data for the year then ended and for the period January 1, 1996 through August 12, 1996 for TeleSpectrum Maryland have been derived from the audited financial statements included elsewhere herein. The balance sheet data as of December 31, 1992, 1993 and 1994, and the statement of income data for each of the three years ended December 31, 1994 for TeleSpectrum Maryland have been derived from unaudited data.

In the opinion of the Company, the unaudited financial statements of the Initial Operating Businesses reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for those above mentioned periods in accordance with Generally Accepted Accounting Principles ("GAAP"). Selected Financial Data of the Initial Operating Businesses should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K. All Initial Operating Businesses have fiscal years ending December 31 with the exceptions of The Response Center, whose year end was September 30, and NBG, which operated on a fifty-two, fifty-three week fiscal year ending on the last Friday of the calendar year.

TELESPECTRUM WORLDWIDE INC. (1)

                                                                   PERIOD FROM
                                                                APRIL 26, 1996
                                                                   (INCEPTION)
                                                                         TO
                                                                      12/31/96
                                                                --------------
                                                                    DOLLARS IN
                                                                     THOUSANDS
                                                                       -EXCEPT
                                                                     PER SHARE
                                                                       AMOUNTS
STATEMENT OF OPERATIONS:
REVENUES:
    Total revenue                                                       61,474
EXPENSES:
  Cost of services                                                      40,871
  Selling, general and administrative                                   12,519
  Amortization                                                           2,568
                                                                       -------
  Earnings before interest and taxes                                     5,516
  Interest income, net                                                     440
  Income tax expense                                                     2,306
                                                                       -------
    Net income                                                         $ 3,650
                                                                       =======
Earnings Per share                                                       $0.20
                                                                       =======
Weighted Average Number of Common Shares and Equivalent Shares
 Outstanding                                                            17,898
                                                                       =======
                                                                         AS OF
                                                                      12/31/96
                                                                --------------
BALANCE SHEET DATA:
  Cash and cash equivalents                                            $30,715
  Working capital                                                       18,276
  Total assets                                                         299,055
  Long-term debt, including capital lease obligations, less
   current portion                                                       4,199
  Stockholders' equity                                                 240,511

--------
(1) TeleSpectrum Worldwide Inc. was incorporated on April 26, 1996; accordingly, there were no historical results prior to that date. On a pro forma basis, as if the acquisitions of the Initial Operating Businesses and TARP occurred on January 1, 1995, revenues, operating income and net income for the year ended December 31, 1996 would have been $142.8 million, $13.8 million and $8.3 million, respectively.

                          TELESPECTRUM WORLDWIDE INC.

   PREDECESSOR COMPANY (INITIAL OPERATING BUSINESSES) SELECTED FINANCIAL DATA
                                  (CONTINUED)

                                                            PERIOD FROM
                                                             JANUARY 1,
                                                                   1996
                                 FISCAL YEAR ENDED                   TO
                          ---------------------------------  AUGUST 12,
                            1992     1993     1994     1995        1996
                          ------  -------  -------  ------- -----------
(DOLLARS IN THOUSANDS)               DOLLARS IN THOUSANDS
STATEMENT OF OPERATIONS:
SOMAR
 Revenues                 $6,594  $10,703  $20,785  $31,900     $26,421
 Cost of services          5,194    7,731   15,623   25,048      21,406
 Selling, general and
  administrative expenses  1,775    2,787    4,115    5,162       3,817
 Operating income (loss)    (375)     185    1,047    1,690       1,198
 Net income (loss)          (474)      96      627      979         637
NBG
 Revenues                  2,875    4,849    5,778   12,829      11,311
 Cost of services          1,838    3,200    4,259    8,572       7,686
 Selling, general and
  administrative expenses  1,028    1,289    1,443    2,115       1,645
 Operating income              9      360       76    2,142       1,980
 Net income (loss)           (35)     285       33    2,106       1,868
HARRIS
 Revenues                  5,734    7,018   10,115   12,690       6,304
 Cost of services          3,008    3,834    5,530    6,402       3,140
 Selling, general and
  administrative expenses  2,273    2,473    2,680    2,986       1,986
 Operating income            453      711    1,905    3,302       1,178
 Net income                  281      569    1,719    3,158       1,134
REICH
 Revenues                  3,252    4,375    5,424   12,253      14,558
 Cost of services          2,388    3,172    4,225    7,836       8,550
 Selling, general and
  administrative expenses  1,019    1,111      976    2,534       1,466
 Operating income (loss)    (155)      92      223    1,883       4,542
 Net income (loss)          (220)      71      199    1,840       4,511
TELESPECTRUM MARYLAND
 Revenues                  6,827    9,916    9,386   11,854      10,529
 Cost of services          4,555    7,429    6,754    8,338       6,974
 Selling, general and
  administrative expenses  1,622    2,628    2,636    3,072       2,929
 Operating income (loss)     650     (141)      (4)     444         626
 Net income (loss)           552     (240)    (154)     278         497
THE RESPONSE CENTER
 Revenues                  3,946    6,061    6,183    6,719       5,279
 Cost of services          1,771    2,911    3,426    3,583       2,849
 Selling, general and
  administrative expenses    972    2,806    2,800    2,717       1,954
 Operating income (loss)   1,203      344      (43)     419         476
 Net income (loss)         1,208      356      (37)     429         496

                          TELESPECTRUM WORLDWIDE INC.

    PREDECESSOR COMPANY (INITIAL OPERATING BUSINESS) SELECTED FINANCIAL DATA
                                  (CONTINUED)

                                               AT FISCAL YEAR END
                                         -------------------------------
                                           1992    1993    1994     1995
                                         ------  ------  ------  -------
                                           DOLLARS IN THOUSANDS
BALANCE SHEET DATA:
SOMAR
 Cash and cash equivalents               $    1  $   16  $    2  $    25
 Working capital (deficit)                 (280)   (149)   (242)  (1,990)
 Total assets                             1,694   2,014   5,526   10,792
 Long-term debt, including capital lease
  obligations, less current portion         786     755   1,145    1,639
 Stockholders' equity (deficit)            (487)   (391)    478      771
NBG
 Cash and cash equivalents                   14       9      --      700
 Working capital (deficit)                  (95)   (102)   (238)   1,270
 Total assets                               616   1,162   1,483    4,234
 Long-term debt, including capital lease
  obligations, less current portion         208     265     277      454
 Stockholders' equity                        78     363     396    2,254
HARRIS
 Cash and cash equivalents                  469     334     975    2,919
 Working capital                            623     931   2,260    3,741
 Total assets                             5,679   7,101   8,773   10,803
 Long-term debt, less current portion     2,006   1,818   1,863    1,530
 Stockholders' equity                     2,465   3,007   4,580    6,375
REICH
 Cash and cash equivalents                   30      28      31      220
 Working capital (deficit)                 (220)   (243)    (59)     821
 Total assets                               795     827   1,111    4,318
 Long-term debt, including capital lease
  obligations, less current portion         159     226     273      371
 Stockholders' equity (deficit)            (541)   (470)   (272)   1,668
TELESPECTRUM MARYLAND
 Cash and cash equivalents                  330      28     163       15
 Working capital (deficit)                  (97)    (85)   (241)      37
 Total assets                             3,217   3,224   3,182    3,549
 Long-term debt, including capital lease
  obligations, less current portion         293     470     217       57
 Stockholders' equity                       765     481     409      687
THE RESPONSE CENTER
 Cash and cash equivalents                   98     213      72      282
 Working capital                          1,508   1,179   1,111    1,665
 Total assets                             1,947   2,034   1,863    2,298
 Long-term debt                              --      --      --       --
 Stockholders' equity                     1,569   1,353   1,283    1,812

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

TeleSpectrum Worldwide Inc. ( "the Company", or "TeleSpectrum") was founded in April 1996 to create a premier provider of teleservice products. To attain this goal, the Company provides a single source for complete, integrated solutions to clients' teleservice needs, including but not limited to, business acquisition, customer activation/service/retention, consumer affairs, catalogue sales, help desk services and reservations services. The Company believes that its ability to bundle teleservices will enable its clients to more efficiently manage their teleservice marketing efforts at a lower cost while delivering a unified, consistent message.

On August 12, 1996, the Company completed its initial public offering, generating net cash proceeds to the Company of approximately $162 million. Concurrently with the offering, the Company began material operations with the acquisition of the assets of a number of telemarketing, market research and direct mail and fulfillment businesses (collectively, the "Initial Operating Businesses").

Subsequent to the acquisitions of the Initial Operating Businesses, the Company completed the acquisitions of TARP and PR Response (collectively, the "Fourth Quarter Acquisitions"), which were acquired as of October 1, 1996 and November 1, 1996, respectively. The aggregate purchase price of these acquisitions was $22.0 million in cash and stock. The TARP acquisition expanded the Company's customer care consulting capabilities. The acquisition of PR Response added two Canadian call centers, and represented the Company's initial penetration into the Canadian teleservices market.

The Company currently operates 26 call centers across the United States and Canada. The Company will continue to expand its capacity and capabilities by investing in additional call centers to support internal growth and pursuing strategic acquisitions. See Liquidity and Capital Resources.

Results of Operations

As discussed above, the Company was incorporated in April, 1996, and did not commence full-scale operations within the teleservices industry until August, 1996, when it acquired the businesses and the net assets of the Initial Operating Businesses. Accordingly, no historical comparison for the twelve months ended December 31, 1996 to the twelve months ended December 31, 1995 is available.

Based upon the unique means of entry into the teleservices industry, and to properly understand its operations and their relation to those of the Initial Operating Businesses, management is presenting the actual results of operations for the period from April 26, 1996 (inception) to December 31, 1996, Supplemental Pro Forma(/1/) results of operations for the full year 1996 compared to the Supplemental Pro Forma(/1/) results of operations for the full year 1995. The Company has also chosen to present individual management discussions and analysis for each of the Initial Operating Businesses, for the period January 1, 1996 through August 12, 1996 (the final date of their operations prior to acquisition by the Company), and for 1995 as compared to 1994.
--------
/(1)/ For 1995, the Supplemental Pro Forma results of operations only include the results of the Initial Operating Businesses. For 1996, the Supplemental Pro Forma results of operations include the results for the Initial Operating Businesses for all of 1996, and the results of operations for the Fourth Quarter Acquisitions as of their respective dates of acquisitions.

Actual results of operations for the period from April 26, 1996 (inception) to December 31, 1996

The Company was incorporated on April 26, 1996, but did not commence operations within the teleservices field until August 13, 1996, the date at which it acquired the net assets of the Initial Operating Businesses described above. The results of operations from April 26, 1996 through December 31, 1996 include the revenues, costs of services, selling, general and administrative expenses, and net interest income for the Initial Operating Businesses only from August 13, 1996, for TARP from October 1, 1996 and for PR Response from November 1, 1996. Amortization expense of the excess of the aggregate purchase price of the net assets acquired of the Initial Operating Businesses and the Fourth Quarter Acquisitions are included from the date of acquisition through December 31, 1996 and assume an amortization period of 25 years.

Actual results, as a percentage of revenues were as follows:

                                                            1996      AS A %
                                                    ($ MILLIONS) OF REVENUES
                                                    ------------ -----------
      REVENUES:
      Direct marketing                                     $40.3          66%
      Customer care                                         12.8          21
      Market research, direct mail and fulfillment           8.4          13
                                                           -----         ---
      TOTAL REVENUE                                        $61.5         100
      Cost of services                                      40.9          67
      Selling, general and administrative                   12.5          20
      Amortization                                           2.6           4
                                                           -----         ---
      Earning before interest and taxes                      5.5           9
      Interest income, net                                    .5           1
      Income tax expense                                     2.3           4
                                                           -----         ---
      NET INCOME                                           $ 3.7           6
                                                           =====         ===

Revenues. Revenues are related to the operations of the Initial Operating Business from August 13, 1996 through December 31, 1996 as well as the operations of the Fourth Quarter Acquisitions from their respective dates of Acquisition. The revenues per day have been steadily increasing from the acquisition dates for the Initial Operating Businesses due to the addition of new call centers and as other new business is generated.

Cost of Services. Cost of services are related to the operations of the Initial Operating Business from August 13, 1996 through December 31, 1996 as well as the operations of the Fourth Quarter Acquisitions from their respective dates of Acquisition. Cost of Services have been decreasing as a percentage of revenues due to certain operating efficiencies, among other factors, however, the favorable effects of these cost savings have been offset by additional start-up costs of the new centers. Overall margins have been consistent throughout the period.

Selling, General and Administrative expenses. Selling, general and administrative expenses are related to the operations of the Initial Operating Business from August 13, 1996 through December 31, 1996 as well as the operations of the Fourth Quarter Acquisitions from their respective dates of acquisition. As a percentage of revenues, selling, general and administrative expenses have been decreasing since the inception of the Company due to the Company's increasing revenues from the Initial Operating Businesses and the Fourth Quarter Acquisitions. Included in results for the period presented are certain overhead costs incurred prior to the acquisitions of the Initial Operating Businesses. These costs were approximately $0.6 million.

Supplemental Pro Forma results of operations for the full year 1996 compared to the Supplemental Pro Forma results of operations for the full year 1995

The following discussions should be read in conjunction with the Consolidated Financial Statements contained within this report on Form 10-K. For purposes of this discussion, the following table presents supplementary pro forma results of operation as if the acquisition of the Initial Operating Businesses occurred on January 1, 1995, and include the acquisitions of TARP and PR Response as of October 1, 1996 and November 1, 1996 respectively. (The Fourth Quarter Acquisitions are not in the Supplemental Pro Forma results until their actual acquisition date in the fourth quarter of 1996.) Management believes the following presentation is informative in analyzing its businesses.

                         SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS
                         ----------------------------------------------------------
                           1996                           1995
                            $-             AS A %          $-             AS A %
                         MILLIONS       OF REVENUES     MILLIONS       OF REVENUES
                         ------------   ------------    ------------   ------------
REVENUES:
Direct marketing........  $       92.6              69%  $       57.0              65%
Customer care...........          23.4              17           11.9              13
Market research, direct
 mail and fulfillment...          18.5              14           19.1              22
                          ------------      ----------   ------------      ----------
Total revenue...........         134.5             100           88.0             100
Cost of services........          90.7              67           59.6              68
Selling, general and
 administrative.........          25.7              19           17.5              20
Amortization............           6.4               5            5.9               6
                          ------------      ----------   ------------      ----------
Earning before interest
 and taxes..............          11.7               9            5.0               6
Interest income, net....            .3              --             --              --
Income tax expense......           4.9               4            2.4               3
                          ------------      ----------   ------------      ----------
Net income..............  $        7.1               5   $        2.6               3
                          ============      ==========   ============      ==========

Revenues--Aggregate Supplemental Pro Forma revenues increased $46.5 million, or 53% from 1995 to 1996, and is principally attributable to increased direct marketing and customer care call volume, both from existing clients and the addition of new clients. Direct marketing and Customer care teleservice capabilities went from 975 workstations in 12 call centers at December 31, 1995 to 2,490 workstations in 26 calls center at December 31, 1996. These increases were partially offset by lower direct mail and fulfillment revenues resulting from lower revenues from a significant customer. Supplemental Pro Forma revenues for the twelve months ended December 31, 1996 included actual revenues related to the Fourth Quarter Acquisitions from the dates of their respective acquisitions. Excluding the effect of these Fourth Quarter Acquisitions, revenues increased by 48% from 1995 Supplemental Pro Forma revenues.

Cost of Services--Supplemental Pro Forma costs of services increased by 52% from 1995 to 1996. Excluding the effect of the cost of services of the Fourth Quarter Acquisitions, cost of services increased 48%. This increase is principally attributable to the costs associated with the expansion of the Company's revenues and the increased number of workstations. Included within the 1996 results are certain start up costs associated with additional capacity. The Company believes that as it continues to expand both the number of its teleservice call centers and the size of these call centers, the cost of services as a percentage of revenue will decrease, although there can be no assurance that the Company will be able to achieve any cost savings.

Selling, General and Administrative--Supplemental Pro Forma selling, general, and administrative expenses increased from $17.5 million in 1995 to $25.7 million in 1996, an increase of $8.2 million or 47%. Included in the Supplemental Pro Forma selling, general, and administrative expenses in 1996 are Fourth Quarter Acquisition selling general and administrative expenses of $1.2 million. As a percentage of revenues, these expenses dropped from 20% of revenues to 19%, primarily as a result of the spreading of expenses over increasing revenues. The Company anticipates that selling, general and administrative expenses will continue to increase as a result of the growth and integration of its businesses. The Company believes that as it achieves anticipated economies of scale, and as it spreads these costs over an increasing base of revenues that selling, general and administrative expenses as a percentage of revenues will decrease. However, there can be no assurance that the Company will actually be able to achieve the desired economies. Such a failure could have a negative impact on the future performance of the Company.

Amortization expense--Supplemental Pro Forma amortization expense for the twelve months ended December 31, 1996 includes the amortization of the excess of the aggregate purchase price over the assets acquired of the Initial Operating Businesses for the full year of 1996 as well as the amortization of the excess of the aggregate purchase price over the assets acquired of the Fourth Quarter Acquisitions from their respective dates of acquisition. For the twelve months ended December 31, 1995, amortization expense relates solely to the amortization of the excess of the aggregate purchase price over the assets acquired of the Initial Operating Businesses for the full year of 1995 and excludes the Fourth Quarter Acquisitions.

Supplemental pro forma net income was 5% of revenues in 1996. Excluding the effects of the Fourth Quarter Acquisitions, this 1996 percentage would have been 4.4%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash and short term investments of $30.7 million.

During the period from inception (April 26, 1996) to December 31, 1996, the Company used $2.1 million to fund operations, principally related to the funding of working capital.

In January, 1997, the Company entered into a $50.0 million secured credit facility. This facility can be used for certain acquisitions, the satisfaction of indebtedness, working capital, and certain other purposes. This facility is secured by accounts receivable, equipment, and other assets of the Company and contains financial covenants including restrictions on the payment of distributions, the undertaking of asset sales, engaging in mergers and consolidations, among others. Advances under this facility bear interest at optional borrowing rates of either the then current prime rate plus 0.25%, or the LIBOR rate plus a margin which ranges from 1.00% to 1.75%, depending upon certain conditions specified in the agreement. The credit facility terminates in January, 2001.

The purchase agreement for one of the Company's Initial Operating Businesses contained earnout provisions based upon 1996 operating results. The 1996 results of operations for this Initial Operating Business resulted in an earnout payment of $25.0 million which was paid in March 1997, in full settlement of this earnout obligation. This payment required the Company to access its line of credit discussed above for approximately $12.0 million.

Net cash used in investing activities during the period from April 26, 1996 (Inception) to December 31, 1996 was $117.6 million. The primary uses of cash in investing activities was the $94.4 million cash portion of the aggregate purchase price of the Initial Operating Businesses, the $12.6 million cash portion of the purchase price of the Fourth Quarter Acquisitions, and $10.6 million of cash used to expand the companies call center capacities, and to integrate the Company's operations.

During the period from inception (April 26, 1996) to December 31, 1996, the Company obtained net cash from financing activities of $150.4 million. The primary source of cash from financing activities was the Company's initial public offering which generated net proceeds of $162.0 million. Repayments on long term debt and capital leases were $11.0 million and $2.6 million respectively.

The Company is currently pursuing an internal growth strategy and is planning to open a significant number of call centers in the United States and Canada. These additional call centers will expand the Company's telemarketing capacity. The Company believes that this additional capacity can be utilized in the generation of additional revenues.

In March 1997, the Company acquired the business and certain of the assets and liabilities of the teleservices division of Voice FX Corporation, a provider of integrated voice response telemarketing services for $5.3 million in cash. The Voice FX acquisition is intended to further expand the Company's range of services available to its clients by providing interactive voice response solutions and capabilities.

The Company may pursue additional acquisitions of operations it believes compliment or expand its ability to provide its clients integrated teleservice solutions while not detracting from the Company's core capabilities.

The Company believes that existing cash, cash to be generated from operations, and the cash available under its revolving line of credit are sufficient to meet its operating, expansion and business acquisition needs for the foreseeable future.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

       AND THE RESULTS OF OPERATIONS FOR THE INITIAL OPERATING BUSINESSES

                         (THE "PREDECESSOR COMPANIES")

Following this introduction are the management's discussion and analysis of financial condition and the results of operations for the Initial Operating Businesses. These commentaries should be read in conjunction with their historical financial statements contained within this annual report on Form 10-K.

SOMAR

Prior to its acquisition by TeleSpectrum Worldwide Inc., ("TeleSpectrum") SOMAR, Inc., founded in 1982, ("SOMAR") was one of the nation's largest providers of outsourced telephone-based sales, marketing and customer management services, principally to clients in the insurance industry and also to clients in the financial services, telecommunications and consumer products industries.

On August 12, 1996, SOMAR sold substantially all of its assets and liabilities to TeleSpectrum and is a predecessor company to TeleSpectrum.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated.

                                                              FOR THE PERIOD
                            FOR THE YEAR ENDED DECEMBER 31,   FROM JANUARY 1,
                             ---------------------------------    1996 TO
                                 1994             1995        AUGUST 12, 1996
                             ---------------- ---------------- ----------------
                                         DOLLARS IN THOUSANDS
Revenues.................... $ 20,785  100.0% $ 31,900  100.0% $ 26,421  100.0%
Cost of services............   15,623   75.2    25,048   78.5    21,406   81.0
Selling, general and
 administrative expenses....    4,115   19.8     5,162   16.2     3,817   14.5
                             --------         --------         --------
    Total operating
     expenses...............   19,738   95.0    30,210   94.7    25,223   95.5
Operating income............    1,047    5.0     1,690    5.3     1,198    4.5
Interest expense, net.......      420    2.0       711    2.2       561    2.1
                             --------         --------         --------
Pre-tax income.............. $    627    3.0  $    979    3.1  $    637    2.4
                             ========         ========         ========

For the Period from January 1, 1996 through August 12, 1996 (the "Stub Period")

Revenues--If the Stub Period revenues were annualized and compared to 1995 the revenue comparison would show a significant increase period over period; revenues per day increased from $87,000 per day in 1995 to $118,000 per day in the Stub Period.

The increase in revenues resulted primarily from increased call volume from existing insurance clients and the addition of new telecommunications clients.

Cost of Services--Cost of services primarily consists of labor, telephone and other call center-related operating and support expenses. As a percentage of revenues, cost of services increased to 81.0% during the Stub Period, primarily the result of a temporary shift to lower margin services to fill capacity resulting from an unexpected reduction in demand from SOMAR's largest client, costs associated with revenues lost due to inclement weather and start-up costs associated with the opening of the Beckley, West Virginia call center on March 1, 1996. Start-up costs included recruiting and education of new call center management and staff.

Selling, General and Administrative--Selling general and administrative costs, as a percentage of revenue, decreased to 14.5% of revenues in the Stub Period as compared to 1995, primarily as a result of the spreading of expenses over increasing revenues.

Year ended December 31, 1995 Compared to Year ended December 31, 1994

Revenues--Revenues increased to $31.9 million in 1995 from $20.8 million in 1994, an increase of $11.1 million, or 53.5%. This increase primarily resulted from increased call volume from existing insurance clients and the addition of new insurance clients.

Cost of Services--Cost of services increased to $25.0 million in 1995 from $15.6 million in 1994, an increase of $9.4 million, or 60.3%. As a percentage of revenues, cost of services increased to 78.5% in 1995 from 75.2% in 1994. This increase resulted primarily from start-up costs related to the opening of two new call centers in Huntington, West Virginia in March and August 1995, and a delay in anticipated new business. The start-up costs included new management and staff training, insurance licensing and education.

Selling General and Administrative--Selling, general and administrative expense increased to $5.2 million in 1995 from $4.1 million in 1994, an increase of $1.1 million, or 25.4%. This increase primarily resulted from additional administrative, personnel and corporate expenses associated with the growth in existing facilities. As a percentage of revenues, selling, general and administrative expenses decreased to 16.2% in 1995 from 19.8% in 1994, primarily as a result of the spreading of expenses over increasing revenues.

Interest Expense, net--Interest expense, net, increased to $0.7 million in 1995 from $0.4 million in 1994, an increase of $0.3 million, or 69.3%. This increase resulted from higher average borrowings outstanding during 1995 compared to 1994. The borrowed funds were used primarily to finance working capital requirements, to open the Huntington, West Virginia call centers and to purchase new equipment. As a percentage of revenues, interest expense, net, increased to 2.2% in 1995 from 2.0% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

SOMAR's principal source of liquidity was borrowings under credit facilities. The following table sets forth selected information from SOMAR's statements of cash flows for the periods indicated:

                                                                 FOR THE PERIOD
                                          FOR THE YEAR ENDED     JANUARY 1, 1996
                                             DECEMBER 31,              TO
                                           --------------------    AUGUST 12,
                                             1994       1995          1996
                                           --------- ----------  ---------------
                                                 (DOLLARS IN THOUSANDS)
   Net cash provided by operating activi-
    ties.................................  $     57  $      441      $ 2,124
   Net cash provided by (used in)
    investment activities................       346      (2,870)      (1,923)
   Net cash provided by (used in) financ-
    ing activities.......................      (417)      2,452         (221)

During the Stub Period, SOMAR generated $2.1 million in net cash from operations, primarily as a result of increased pre-tax income, the growth in its accounts payable in anticipation of the purchase by TeleSpectrum, partially offset by the growth in accounts receivable.

During the Stub Period, SOMAR also used $1.9 million of cash to purchase additional call center capital items, and to provide certain advances to certain stockholders and affiliates.

From 1994 through the end of 1995 SOMAR generated $0.5 million in net cash from operating activities. During this period, $3.0 million of cash was generated primarily from pre-tax income plus non-cash charges, and was reduced by $2.5 million of cash used to fund increases in working capital resulting from the increase in revenues over the same period.

Cash used in investment activities was attributable to equipment purchases to support additional call centers, including expenditures for information technology equipment, investments in database management, telephone systems and other management information systems.

Financing activities have included distributions to shareholders and borrowing activity. Dividends paid to shareholders were payments to cover shareholder taxes related to SOMAR's S-corporation status.

NBG

Founded in 1991, and prior to its acquisition by TeleSpectrum, NBG Services, Inc. ("NBG") provided outbound telemarketing services to clients in the financial services, telecommunications and high technology industries. NBG's revenues are derived primarily from service fees charged to clients on a performance/results basis, rather than on an hourly basis.

On August 12, 1996, NBG sold substantially all of its assets and liabilities to TeleSpectrum, and is a predecessor company to TeleSpectrum.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated.

                           YEAR ENDED     YEAR ENDED      FOR THE PERIOD FROM
                          DECEMBER 30,   DECEMBER 29,     DECEMBER 30, 1995 TO
                              1994           1995           AUGUST 12, 1996
                            ------------  -------------  ----------------------
                                        DOLLARS IN THOUSANDS
Revenues................... $5,778 100.0% $12,829 100.0% $    11,311     100.0%
Cost of services...........  4,259  73.7    8,572  66.8        7,686      68.0
Selling, general and
 administrative expenses...  1,443  25.0    2,115  16.5        1,645      14.5
                            ------        -------        -----------
    Total operating
     expenses..............  5,702  98.7   10,687  83.3        9,331      82.5
Operating income...........     76   1.3    2,142  16.7        1,980      17.5
Interest expense, net......     43   0.7       36   0.3           33       0.3
                            ------        -------        -----------
Pre-tax income............. $   33   0.6  $ 2,106  16.4  $     1,947      17.2
                            ======        =======        ===========

For the period from December 30, 1995 through August 12, 1996 (the "Stub
Period")

Revenues--If the Stub Period revenues were annualized and compared to 1995, the revenue comparison would show a significant increase period over period, revenues per day increased from $35,000 per day in 1995 to $50,000 per day in 1996. This increase was primarily a result of an increases in revenues from two of NBG's most significant clients.

Cost of Services--Cost of services, which primarily consists of labor, telephone and other call center-related operating and support expenses, increased as a percentage of revenues, from 66.8% in 1995 to 68.0% in 1996. This increase primarily resulted from higher performance-based revenue per unit of cost.

Selling, General, and Administrative--Selling, general, and administrative expenses decreased as a percentage of revenues, from 16.5% in 1995 to 14.5% in the Stub Period, primarily as a result of the spreading of expenses over increased revenues.

Year Ended December 29, 1995 Compared to Year Ended December 30, 1994

Revenues--Revenues increased to $12.8 million in 1995 from $5.8 million in 1994, an increase of $7.0 million, or 122.0%. This increase was primarily a result of an increase in revenues from two of NBG's most significant clients. Revenues from these clients increased primarily as a result of increased telemarketing call volume and in particular, a full year of revenues in 1995 from one of these clients, compared to approximately four months of revenues in 1994. The remaining increase was due to the addition of several clients in the high technology and financial services industries.

Cost of Services--Cost of services increased to $8.6 million in 1995 from $4.3 million in 1994, an increase of $4.3 million, or 101.3%. As a percentage of revenues, cost of services decreased to 66.8% in 1995 from 73.7% in 1994. This decrease primarily resulted from the spreading of certain fixed costs over increased revenues.

Selling, General and Administrative--Selling, general and administrative expenses increased to $2.1 million in 1995 from $1.4 million in 1994, an increase of $0.7 million, or 46.6%. This increase primarily resulted from additional administrative, personnel and related corporate expenses associated with NBG's growth. As a percentage of revenues, selling, general and administrative expenses decreased to 16.5% in 1995 from 25.0% in 1994, primarily as a result of the spreading of expenses over increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

NBG's primary sources of liquidity were cash flows from operating activities and available borrowing capacity under credit facilities. The following table sets forth selected information from NBG's statements of cash flows for the periods indicated.

                                                              FOR THE PERIOD
                                    YEAR ENDED   YEAR ENDED  FROM DECEMBER 30,
                                   DECEMBER 30, DECEMBER 29,   TO AUGUST 12,
                                       1994         1995           1996
                                   ------------ ------------ -----------------
                                                            DOLLARS IN THOUSANDS
   Net cash provided by operating
    activities...................      $215        $1,383         $1,334
   Net cash used in investment
    activities...................       (42)         (594)           (81)
   Net cash used in financing
    activities...................      (182)          (89)          (880)

Net cash used in investing activities were generally expended for equipment and other capital to support expansion of NBG's call center operations, including additions to NBG's data management, telephone and management information systems.

Financing activities have included limited borrowings, and distributions to stockholders. NBG financed the majority of its equipment purchases with capital leases.

HARRIS

Prior to the acquisition by TeleSpectrum, Harris Direct Marketing, Inc. ("HDM"), founded in 1931, and Harris Fulfillment, Inc. ("HFI" and with HDM, "Harris") was a vertically-integrated direct mail and fulfillment organization that provided services primarily to companies in the pharmaceuticals and health care, financial services and insurance industries. HDM clients and certain of HFI clients compensate Harris on a per project basis.

On August 12, 1996, Harris sold substantially all its assets and liabilities to TeleSpectrum, and is a predecessor company to TeleSpectrum.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated.

                                                       FOR THE PERIOD
                                                             FROM
                                                         JANUARY 1,
                                                           1996 TO
                             YEAR ENDED DECEMBER 31,     AUGUST 12,
                           ----------------------------  ---------------
                              1994           1995           1996
                           -------------  -------------  ---------------
                                          DOLLARS IN THOUSANDS
Revenues.................  $10,115 100.0% $12,690 100.0% $ 6,304  100.0%
Cost of services.........    5,530  54.7    6,402  50.5    3,140   49.8
Selling, general and ad-
 ministrative expenses...    2,680  26.5    2,986  23.5    1,986   31.5
                           -------        -------        -------
 Total operating ex-
  penses.................    8,210  81.2    9,388  74.0    5,126   81.3
Operating income.........    1,905  18.8    3,302  26.0    1,178   18.7
Interest expense, net....      186   1.8      144   1.1       44    0.7
                           -------        -------        -------
Pre-tax income...........  $ 1,719  17.0  $ 3,158  24.9  $ 1,134   18.0
                           =======        =======        =======

For the period from January 1, 1996 through August 12, 1996, (the "Stub
Period")

Revenues--If the Stub Period revenues were annualized and compared to 1995, the revenue comparison would show a decrease from 1995 to 1996. This decrease is due to lower volume from two significant customers partially offset by revenue growth from existing and incremental customers.

Cost of Services--Cost of services which primarily consists of labor and other direct mail and fulfillment-related operating and support expenses as a percentage of revenues remained comparable between 1995 and the 1996 Stub Period.

Selling, General and Administrative--Selling, general and administrative expenses increased to 31.5% in the Stub Period from 23.5% in 1995, primarily a result of a decrease in revenues at HFI.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Revenues--Revenues increased to $12.7 million in 1995 from $10.1 million in 1994, an increase of $2.6 million, or 25.5%. This increase primarily resulted from an increase in HFI revenues to $8.3 million in 1995 from $5.4 million in 1994. The increase in HFI revenues reflected a $2.4 million increase generated from a single pharmaceuticals client and a 23.5% increase from the remaining HFI client base. The increase in HFI revenues was partly offset by a decrease in HDM revenues to $4.6 million in 1995 from $5.0 million in 1994, primarily as a result of the loss of two significant direct mail clients, partially offset by revenues from several new clients.

Cost of Services--Cost of services increased to $6.4 million in 1995 from $5.5 million in 1994, an increase of $0.9 million, or 15.8%. As a percentage of revenues, cost of services decreased to 50.5% in 1995 from 54.7% in 1994. This decrease primarily resulted from the spreading of certain fixed costs of HFI's operations over increased revenues. HDM's cost of services as a percentage of revenues in 1995 remained consistent with that of 1994.

Selling, General and Administrative--Selling, general and administrative expenses increased to $3.0 million in 1995 from $2.7 million in 1994, an increase of $0.3 million, or 11.4%. This increase primarily resulted from additional infrastructure needed to support Harris' growth. As a percentage of revenues, selling, general and administrative expenses decreased to 23.5% in 1995 from 26.5% in 1994. This decrease was primarily a result of the spreading of expenses over increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Harris' primary sources of liquidity were cash flows from operating activities, availability of borrowings on its lines of credit, and bank financing for equipment purchases. The following table sets forth selected information from Harris' statements of cash flows for the periods indicated.

                                                  YEAR ENDED     FOR THE PERIOD
                                                  DECEMBER 31,   JANUARY 1, 1996
                                                ---------------        TO
                                                 1994    1995    AUGUST 12, 1996
                                                ------  -------  ---------------
                                                     DOLLARS IN THOUSANDS
   Net cash provided by operating activities..  $1,883  $ 4,149      $   802
   Net cash provided by used in investment
    activities................................    (903)    (460)        (289)
   Net cash provided by used in financing ac-
    tivities..................................    (339)  (1,745)      (1,729)

Harris historically generated cash flow from operations, generating $6.8 million from 1994 through August 12, 1996.

Net cash used in investing activities supported HDM equipment purchases and growth of HFI. Harris incurred significant capital equipment expenditures in its HDM operations, including expenditures for printing, insertion and commingled equipment.

Financing activities included payments on HDM's facility mortgage and distributions to stockholders. Harris' two lines of credit expired in April 1996 and Harris did not renew them.

REICH

Prior to the acquisition of substantially all of its assets and liabilities by TeleSpectrum, the Reich Group Companies ("Reich"), founded in 1978, offered telemarketing services to clients in the financial services, telecommunications and insurance industries. Reich also offered additional value-added services to its clients, such as marketing planning, database marketing, creative development, situation analysis, in-house copy and art services and production management. Reich earned revenue for telemarketing services on an hourly basis and is compensated for planning and marketing services on a fee-for-service basis.

On August 12, 1996, Reich sold substantially all of its assets and liabilities to TeleSpectrum, and is a predecessor company to TeleSpectrum.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated.

                                                        FOR THE PERIOD
                                                        FROM JANUARY 1,
                                                            1996 TO
                            YEAR ENDED DECEMBER 31,       AUGUST 12,
                           ---------------------------  ----------------
                               1994          1995            1996
                           ------------  -------------  ----------------
                                          DOLLARS IN THOUSANDS
Revenues.................  $5,424 100.0% $12,253 100.0% $ 14,558  100.0%
Cost of services.........   4,225  77.9    7,836  63.9     8,550   58.7
Selling, general and ad-
 ministrative expenses...     976  18.0    2,534  20.7     1,466   10.1
                           ------        -------        --------
 Total operating ex-
  penses.................   5,201  95.9   10,370  84.6    10,016   68.8
Operating income.........     223   4.1    1,883  15.4     4,542   31.2
Interest expense, net....      24   0.4       43   0.4        31    0.2
                           ------        -------        --------
Pre-tax income...........  $  199   3.7  $ 1,840  15.0  $  4,511   31.0
                           ------        -------        --------

For the period from January 1, 1996 through August 12, 1996 (the "Stub Period")

Revenues--If the Stub Period revenues were annualized and compared to 1995, the revenue per day would show a significant increase period over period. This increase primarily resulted from increased telemarketing call volume from two existing clients in the financial services industry and one existing client in the telecommunications industry. Reich's call center in West Virginia, which opened in May 1995, and the relocation and expansion of its Delaware and West Virginia call centers provided additional capacity for the increased call volume.

Cost of Services--Cost of services, as a percentage of revenues, decreased to 58.7% in the Stub Period from 63.9% in 1995. This decrease primarily resulted from lower long-distance service rates and a lower average cost of labor.

Selling, General and Administrative--Selling, general and administrative costs, as a percentage of revenues, decreased to 10.1% for the Stub Period compared to 20.7% in 1995, primarily as a result of the spreading of expenses over increased revenues.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Revenues--Revenues increased to $12.3 million in 1995 from $5.4 million in 1994, an increase of $6.9 million, or 125.9%. This increase primarily resulted from increased telemarketing call volume from a financial services client and the addition of new clients in the telecommunications and financial services industries. The opening of Reich's call center in West Virginia in May 1995 provided the capacity for the increased call volume. Revenues from non-telemarketing-related services decreased to $0.9 million in 1995 from $1.3 million in 1994, as Reich focused its attention on telemarketing activities.

Cost of Services--Cost of services increased to $7.8 million in 1995 from $4.2 million in 1994, an increase of $3.6 million, or 85.5%. As a percentage of revenues, however, cost of services decreased to 63.9% in 1995 from 77.9% in 1994. This decrease primarily resulted from the increased utilization of existing capacity.

Selling, General and Administrative--Selling, general and administrative expenses increased to $2.5 million in 1995 from $1.0 million in 1994, an increase of $1.5 million, or 159.6%. The majority of this increase was due to a one-time $0.8 million increase in compensation to Reich's president and sole shareholder to $0.9 million in 1995 from $0.1 million in 1994. The remaining increase was primarily due to salaries and related expenses attributable to personnel added to the executive management team in 1995, as well as additional general and administrative costs associated with the increase in business activity.

LIQUIDITY AND CAPITAL RESOURCES

Reich's principal sources of liquidity were cash flows from operating activities and available borrowing capacity under credit facilities and capital leases. The following table sets forth selected information from Reich's statements of cash flows for the periods indicated.

                                                                  FOR THE PERIOD
                                                   YEAR ENDED       JANUARY 1,
                                                  DECEMBER 31,       1996 TO
                                                  --------------    AUGUST 12,
                                                  1994    1995         1996
                                                  -----  -------  --------------
                                                      DOLLARS IN THOUSANDS
   Net cash provided by (used in) operating ac-
    tivities....................................  $ 219  $   745     $ 2,535
   Net cash provided by (used in) investment ac-
    tivities....................................   (138)  (1,212)       (935)
   Net cash provided by (used in) financing ac-
    tivities....................................    (78)     656      (1,703)

Reich's net cash provided by operating activities were primarily generated from pre-tax income. During the period, operating cash flow was negatively impacted by increases in working capital (excluding cash and current maturities on long-term debt). The additional working capital was principally related to the increase in accounts receivable that resulted from the growth in the telemarketing business over the same period.

Net cash used in investing activities was attributable to equipment and other capital to support the opening of new call centers and relocation and expansion of Reich's Delaware and West Virginia call center facilities.

Financing activities primarily included borrowing activities under various long-term debt arrangements, capital leases and shareholder loans. In December 1995, Reich received commitments for a low interest loan of up to $0.7 million from the City of Wheeling, West Virginia and the WVEDA. These loans were used to fund the cost associated with the relocation and expansion of Reich's West Virginia call center which was originally funded by operating cash flows.

TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

Prior to the acquisition of substantially all of its assets by TeleSpectrum, TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. (collectively, "TeleSpectrum Maryland"), founded in 1984, specialized in providing both inbound and outbound telemarketing services to the high technology, pharmaceuticals and health care and consumer products industries. TeleSpectrum Maryland's revenues primarily were derived from inbound teleservices and call center management services. TeleSpectrum Maryland was typically paid on an hourly basis for telemarketing services and on a negotiated, project-by-project basis for other services.

On August 12, 1996, Telespectrum Maryland sold substantially all of its assets and liabilities to Telespectrum, and is a predecessor company to Telespectrum.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated.

                                                        FOR THE PERIOD
                                                        FROM JANUARY 1,
                                                            1996 TO
                           YEAR ENDED DECEMBER 31,        AUGUST 12,
                          ----------------------------  ----------------
                              1994           1995            1996
                          -------------  -------------  ----------------
                                         DOLLARS IN THOUSANDS
Revenues................  $9,386  100.0% $11,854 100.0% $ 10,529  100.0%
Cost of services........   6,754   72.0    8,338  70.2     6,974   66.3
Selling, general and ad-
 ministrative expenses..   2,636   28.0    3,072  26.0     2,929   27.8
                          ------         -------        --------
 Total operating ex-
  penses................   9,390  100.0   11,410  96.2     9,903   94.1
Operating income........      (4)   --       444   3.8       626    5.9
Interest expense, net...     150    1.6      184   1.6       129    1.2
                          ------         -------        --------
Pre-tax income..........  $ (154)  (1.6) $   260   2.2  $    497    4.7
                          ======         =======        ========

For the period from January 1, 1996 through August 12, 1996 (the "Stub Period")

Revenue--If the Stub Period revenues were annualized and compared to 1995, the comparison would show a significant increase, period to period. This increase primarily resulted from increased call volume from existing inbound clients and the addition of new inbound clients, principally in the pharmaceuticals and health care industry.

Cost of Services--As a percentage of revenues, cost of services decreased to 66.3% in the Stub Period from 70.2% in 1995, primarily as a result of the spreading of fixed costs over increased revenues.

Selling, General and Administrative--Selling, general and administrative expenses increased as a percentage of sales from 1995 to the 1996 Stub Period as a result of additional administrative, personnel and related corporate expenses associated with anticipated TeleSpectrum Maryland growth.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Revenues--Revenues increased to $11.9 million in 1995 from $9.4 million in 1994, on increase of $2.5 million, or 26.3%. This increase primarily resulted from increased call volume from existing inbound clients and the addition of new inbound clients, principally in the pharmaceuticals and health care industry.

Cost of Services--Cost of services increased to $8.3 million in 1995 from $6.8 million in 1994, an increase of $1.5 million, or 23.5%. As a percentage of revenues, cost of services decreased to 70.2% in 1995 from 72.0% in 1994, primarily as a result of the spreading of fixed costs over increased revenues.

Selling, General and Administrative.--Selling, general and administrative expenses increased to $3.1 million in 1995 from $2.6 million in 1994, an increase of $0.5 million, or 16.5%. This increase primarily resulted from additional administrative, personnel and corporate expenses associated with the growth in revenues. As a percentage of revenues, selling, general and administrative expenses decreased to 26.0% in 1995 from 28.0% in 1994, primarily as a result of the spreading of expenses over increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

TeleSpectrum Maryland's primary sources of liquidity were cash flows from operating activities and available borrowing capacity under credit facilities. The following sets forth selected information from TeleSpectrum Maryland's statement of cash flows for the periods indicated:

                                                                 FOR THE PERIOD
                                                   YEAR ENDED      JANUARY 1,
                                                  DECEMBER 31,      1996 TO
                                                  --------------   AUGUST 12,
                                                   1994   1995        1996
                                                  ------  ------ --------------
                                                     DOLLARS IN THOUSANDS
   Net cash provided by (used in) operating ac-
    tivities..................................... $ (260) $  (4)    $   969
   Net cash provided by (used in) investment ac-
    tivities.....................................     37    (99)     (2,044)
   Net cash provided by (used in) financing ac-
    tivities.....................................    359    (45)      1,716

Net cash used in operating activities in 1994 and 1995 resulted principally from increases in working capital to support increases in revenue, offset by net income. The net cash flow from operations in 1996 resulted from higher operating income.

Net cash used in investing activities was expended primarily for the purchase of telecommunications and computer equipment. Net cash provided by financing activities included borrowings under TeleSpectrum Maryland's line of credit facility and payments of debt and capital lease obligations.

In May 1996, TeleSpectrum Maryland obtained a $4.0 million revolving line of credit. This revolving credit facility was used for refinancing of existing debt, working capital purposes and capital expenditure purposes.

Prior to consummation of the acquisition of TeleSpectrum Maryland by TeleSpectrum, CRW Financial (a TeleSpectrum related party), advanced TeleSpectrum Maryland $0.5 million, evidenced by a promissory note due one year from the date the proceeds were received with interest at 9.0%. The note was contributed by CRW Financial to TeleSpectrum Worldwide as part of the Initial Capitalization. Upon the closing of the Acquisition, TeleSpectrum Worldwide paid a portion of the purchase price by cancellation of this promissory note.

THE RESPONSE CENTER

Prior to the acquisition of substantially all of its assets by TeleSpectrum, The Response Center, Inc. and The Tab House, Inc., founded in 1987 (collectively, "The Response Center"), was a full service custom market research firm primarily serving clients in the telecommunications, financial services, utilities, pharmaceuticals and health care industries, deriving its revenues from the provision of market research services.

On August 12, 1996, The Response Center sold substantially all its assets and liabilities to TeleSpectrum, and is a predecessor company to TeleSpectrum.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated.

                                                               FOR THE PERIOD
                                  YEAR ENDED SEPTEMBER 30      FROM OCTOBER 1
                                 ----------------------------     1995 TO
                                     1994           1995       AUGUST 12 1996
                                 -------------  -------------  ----------------
                                           DOLLARS IN THOUSANDS
Revenues........................ $6,183  100.0% $6,719  100.0% $ 5,279   100.0%
Cost of services................  3,426   55.4   3,583   53.3    2,849    54.0
Selling, general and
 administrative expenses........  2,800   45.3   2,717   40.5    1,954    37.0
                                 ------         ------         -------
  Total operating expenses......  6,226  100.7   6,300   93.8    4,803    91.0
Operating income (loss).........    (43)  (0.7)    419    6.2      476     9.0
Interest expense, (income),
 net............................     (6)  (0.1)    (10)  (0.2)     (20)   (0.4)
                                 ------         ------         -------
Pre-tax income.................. $  (37)  (0.6) $  429    6.4  $   496     9.4
                                 ======         ======         =======

For the Period from October 1, 1995 through August 12, 1996 (the "Stub Period")

Revenues--If the Stub Period revenues were annualized and compared to 1995, the revenue comparisons would show a decrease from period to period. This decrease was the result of reduced revenues from The Response Center's largest client and revenues from federal elections tracking surveys performed in 1995, which were not repeated in the Stub Period.

Cost of Services--Cost of services, which primarily consists of labor, telephone and other call center-related operating and support expenses, increased to 54.0% in the Stub Period from 53.3% in 1995 as a result of the spreading of relatively fixed call center-related operating and support expenses over reduced revenues.

Selling, General and Administrative--Selling, general and administrative expenses decreased as a percentage of revenues to 37% in the Stub Period from 40.5% in 1995 as a result of lower executive compensation.

Year Ended September 30, 1995 Compared to Year Ended September 30, 1994

Revenues--Revenues increased to $6.7 million in 1995 from $6.2 million in 1994, an increase of $0.5 million, or 8.7%. The Response Center generated approximately 20.0% of 1995 revenues from new clients. This increase in revenues was partially offset by a decrease in revenues from an existing client.

Cost of Services--Cost of services increased to $3.6 million in 1995 from $3.4 million in 1994, an increase of $0.2 million, or 4.6%. As a percentage of revenues, cost of services decreased to 53.3% in 1995 from 55.4% in 1994. This decrease primarily resulted from reduced recruitment cost due to more cost effective agreements with temporary agencies, and reduced telephone expense as a percentage of revenues, partially offset by increased interviewer payroll costs as a percentage of revenues. Reduced telephone expense resulted from lower rates negotiated in a new long distance contract.

Selling, General and Administrative--Selling, general and administrative expenses decreased to $2.7 million in 1995 from $2.8 million in 1994, a decrease of $0.1 million, or 3.0%. As a percentage of revenues, selling, general and administrative expenses decreased to 40.5% in 1995 from 45.3% in 1994, primarily as a result of economics of scale related to increased revenues despite increased data processing payroll costs. Selling, general and administrative expenses include compensation paid to The Response Center's officers totaling $1.5 million in each of 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Response Center's principal source of liquidity was historically cash flows from operating activities and loans from shareholders. The following table sets forth selected information from The Response Center's statements of cash flows for the periods indicated.

                                                 YEAR ENDED     FOR THE PERIOD
                                               SEPTEMBER 30,    FROM OCTOBER 1,
                                               ---------------      1995 TO
                                                1994     1995   AUGUST 12, 1996
                                               -------  ------  ---------------
                                                    DOLLARS IN THOUSANDS
   Net cash provided by (used in) operating
    activities................................ $   111  $  188       $ 799
   Net cash provided by (used in) investment
    activities................................     (59)     44        (151)
   Net cash provided by (used in) financing
    activities................................    (193)    (22)       (820)

For the Stub Period, net cash flows from operations were $799 reflecting the positive increase in net income and the collection of accounts receivable.

Investing activities have included distributions to and borrowing activity from shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to pages F-1 through F-77 and page S-2 of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the executive officers and directors of the Company.

    NAME                 AGE             POSITION WITH THE COMPANY
    ----                 ---             -------------------------
J. Brian O'Neill........  37 Chairman of the Board and Chief Executive Officer
Michael C. Boyd.........  55 President, Chief Operating Officer and Director
Richard C. Schwenk,
 Jr. ...................  46 Senior Vice President and Chief Financial Officer
William F. Rhatigan.....  52 President, Direct Marketing Group and Director
Gregory M. Alcorn.......  39 President, Sales Group
Patrick M. Baldasare....  41 President, Market Research Group
Richard W. Virtue.......  52 Director
Kevin W. Walsh..........  42 Director
Joseph V. Del Raso......  44 Director

J. Brian O'Neill has been Chairman of the Board and Chief Executive Officer since the formation of TeleSpectrum Worldwide in April 1996. Mr. O'Neill is also Chairman of the Board of Directors and Chief Executive Officer of CRW Financial. From July 1992 to May 1995, Mr. O'Neill was Chairman and Chief Executive Officer of Casino and Credit Services, Inc. from May 1988 to July 1992, Mr. O'Neill was Chairman of O'Neill Properties, Inc., a real estate development company.

Michael C. Boyd has been President and Chief Operating Officer of TeleSpectrum Worldwide since its formation in April 1996 and a director since May 1996. Mr. Boyd was a co-founder of QVC Network, Inc., a home shopping television company, in 1986, and served as its President and Chief Operating Officer until 1994. From 1994 to 1996, Mr. Boyd was an independent consultant.

Richard C. Schwenk, Jr. has served as Senior Vice President and Chief Financial Officer of TeleSpectrum Worldwide since May 1996. Mr. Schwenk served as Chief Financial Officer and Executive Vice President of Electronic Payment Services, Inc., a provider of automated teller machine and point-of-sale transaction processing services, from November 1992 to January 1996. From January 1991 to July 1992, Mr. Schwenk was the Chief Financial Officer and Vice President for Harris Adacom Corporation, a manufacturer and distributor of data communication and computer peripheral equipment.

William F. Rhatigan has served as President of the Company's Direct Marketing Group and as a director of the Company since August 8, 1996. Mr. Rhatigan was Chairman and Chief Executive Officer of NBG Services, Inc. from 1991 until August 8, 1996.

Gregory M. Alcorn has served as President of the Company's Sales Group since August 8, 1996. Mr. Alcorn served as President of SOMAR, Inc. from 1982 until August 8, 1996.

Patrick M. Baldasare has served as President of the Company's Market Research division since August 8, 1996. Mr. Baldasare was President of The Response Center, Inc. from 1987 until August 8, 1996.

Richard W. Virtue has served as a director of the Company since August 8, 1996. Mr. Virtue served as Chief Executive Officer of SOMAR, Inc. from 1982 until August 8, 1996.

Kevin W. Walsh has been a director of the Company since August 8, 1996. Mr. Walsh has been a partner of the law firm Adelman Lavine Gold and Levin, a professional corporation, since 1988.

Joseph V. Del Raso has been a partner at the law firm of Stradley Ronon Stevens & Young since 1992. From 1988 to 1992 he was a partner at the law firm of Holland and Knight in Ft. Lauderdale, Florida. He has been a director of the Company since February 3, 1997.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORT ON FORM 8-K

(a) 1. Financial Statements.

The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules at page F-1 are filed as part of this Form 10-K.

2. Financial Statement Schedule.

The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page F-1 are filed as part of this Form 10-K.

All other schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or notes thereto.

3. Exhibits. (See (c) below)

(b) Report on Form 8-K

The Company filed a Current Report on Form 8-K with the Commission on November 13, 1996. The Company also filed a Current Report on Form 8-K/A with the Commission on January 13, 1997.

(c) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3.01  Restated Certificate of Incorporation of TeleSpectrum Worldwide Inc.
         is incorporated by reference to exhibit 3.01 of the Company's
         Registration Statement on Form S-1 (File No. 333-04349)
   3.02  Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of the Company's Registration Statement on Form S-1 (File
         No. 333-04349).
  10.01  Asset Purchase Agreement, dated as of April 4, 1996, supplemented
         April 6, 1996 and restated as of May 22, 1996, by and among CRW
         Financial, Inc., TeleSpectrum Worldwide Inc., Harris Direct Marketing,
         Inc., Harris Fulfillment, Inc., Bruce M. Schorle and Edward M. Idzik
         is incorporated by reference to exhibit 10.01 of the Company's
         Registration Statement on Form S-1
         (File No. 333-04349).
  10.02  Asset Purchase Agreement, dated as of April 5, 1996 and amended and restated as of May 22, 1996, by and among CRW Financial, Inc.,
         TeleSpectrum Worldwide Inc., DialDirect, Inc., InsureDirect, Inc.,
         DialDirect Telemarketing, Ltd., TRG/Communications, Inc., The Reich
         Group, Inc. and Morton A. Reich incorporated by reference to exhibit
         10.02 of the Company's Registration Statement on Form S-1 (File No.
         333-04349).
  10.03  Asset Purchase Agreement, dated as of April 10, 1996 and amended and restated as of May 22, 1996, by and among CRW Financial, Inc.,
         TeleSpectrum Worldwide Inc., TeleSpectrum, Inc., TeleSpectrum Training
         Services, Inc., Karen Schweitzer and Sherry Paterra incorporated by reference to exhibit 10.03 of the Company's Registration Statement on
         Form S-1
         (File No. 333-04349).
  10.04  Asset Purchase Agreement, dated as of April 26, 1996 and amended and restated as of May 22, 1996, by and among SOMAR, Inc., Richard W.
         Virtue, CRW Financial, Inc. and TeleSpectrum Worldwide Inc. is
         incorporated by reference to exhibit 10.04 of the Company's
         Registration Statement on Form S-1 (File No. 333-04349).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.05  Asset Purchase Agreement, dated as of April 30, 1996 and amended and restated as of May 22, 1996, by and among TeleSpectrum Worldwide Inc.,
         The Response Center, Inc., The Tab House, Inc., Patrick M. Baldasare,
         Richard Racquet and Edward Olesky is incorporated by reference to exhibit 10.05 of the Company's Registration Statement on Form S-1
         (File No. 333-04349).
  10.06  Asset Purchase Agreement, dated as of May 3, 1996 and amended and restated as of May 22, 1996, by and among TeleSpectrum Worldwide Inc.,
         CRW Financial, Inc., NBG Services, Inc., William F. Rhatigan and
         Michael J. Gallant is incorporated by reference to exhibit 10.06 of the Company's Registration Statement on Form S-1 (File No. 333-04349).
  10.07  Asset Purchase Agreement, dated as of October 1, 1996, by and among
         TeleSpectrum Worldwide Inc., Technical Research Assistance Research
         Programs, Inc., TARP Information Systems, Inc., John Goodman and Mark
         Grainer is incorporated by reference to the current report on Form 8-K
         (file No. 000-21107).
  10.08  Exchange Agreement, dated as of October 1, 1996, by and among
         TeleSpectrum Worldwide Inc., John Goodman and Mark Grainer is
         incorporated by reference to the current report on Form 8-K (file No.
         000-21107).
  10.09  Employment Agreement among TeleSpectrum Worldwide Inc., CRW Financial,
         Inc. and Patrick M. Baldasare is incorporated by reference to exhibit
         10.10 of the Company's Registration Statement on Form S-1 (File No.
         333-04349).
  10.10  Employment Agreement among TeleSpectrum Worldwide Inc., CRW Financial,
         Inc. and Gregory M. Alcorn is incorporated by reference to exhibit
         10.11 of the Company's Registration Statement on Form S-1 (File No.
         333-04349).
  10.11  Employment Agreement between TeleSpectrum Worldwide Inc. and William
         F. Rhatigan is incorporated by reference to exhibit 10.13 of the
         Company's Registration Statement on Form S-1 (File No. 333-04349).
  10.12  Consulting Agreement between TeleSpectrum Worldwide Inc. and Richard
         W. Virtue incorporated by reference to exhibit 10.14 of the Company's
         Registration Statement on Form S-1
         (File No. 333-04349).
  10.13  Employment Agreement, dated as of May 21, 1996, between TeleSpectrum
         Worldwide Inc. and Brian J. O'Neill incorporated by reference to exhibit 10.15 of the Company's Registration Statement on Form S-1
         (File No. 333-04349) is incorporated by reference to exhibit 10.15 of the Company's Registration Statement on Form S-1 (File No. 333-04349).
  10.14  Employment Agreement, dated as of April 22, 1996, between TeleSpectrum
         Worldwide Inc. and Michael C. Boyd is incorporated by reference to exhibit 10.16 of the Company's Registration Statement on Form S-1
         (File No. 333-04349).
  10.15  Employment Agreement, dated as of May 6, 1996, between TeleSpectrum
         Worldwide Inc. and Richard S. Schwenk, Jr. is incorporated by reference to exhibit 10.17 of the Company's Registration Statement on
         Form S-1 (File No. 333-04349)
  10.16  TeleSpectrum Worldwide Inc. 1996 Equity Compensation Plan is
         incorporated by reference to exhibit 10.18 of the Company's
         Registration Statement on Form S-1 (File No. 333-04349).
  23.01  Consent of Arthur Andersen LLP.*
  24.01  Power of Attorney (included as part of the Signature Page).

--------
* Filed herewith.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Telespectrum Worldwide Inc.


                                          By:      /s/ J. Brian O'Neill
                                             ---------------------------------
                                                     J. BRIAN O'NEILL
                                                 CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

                                        Date: March 27, 1997
                                             ---------------------------------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

EACH PERSON, IN SO SIGNING ALSO MAKES, CONSTITUTES AND APPOINTS J. BRIAN O'NEILL, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF TELESPECTRUM WORLDWIDE INC., AND RICHARD C. SCHWENK, JR., SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER OF TELESPECTRUM WORLDWIDE INC. AND EACH OF THEM ACTING ALONE, AS HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT, IN HIS NAME, PLACE AND STEAD, TO EXECUTE AND CAUSE TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ANY OR ALL AMENDMENTS TO THIS REPORT.

                NAME                          CAPACITY               DATE

        /s/ J. Brian O'Neill            Chairman of the         March 27, 1997
-------------------------------------    Board, Chief
          J. BRIAN O'NEILL               Executive Officer
                                         and Director
                                         (Principal
                                         Executive Officer)

         /s/ Michael C. Boyd            President, Chief        March 27, 1997
-------------------------------------    Operating Officer
           MICHAEL C. BOYD               and Director

     /s/ Richard C. Schwenk, Jr.        Senior Vice             March 27, 1997
-------------------------------------    President and Chief
       RICHARD C. SCHWENK, JR.           Financial Officer
                                         (Principal
                                         Financial and
                                         Accounting Officer)

       /s/ William F. Rhatigan          President, Direct       March 27, 1997
-------------------------------------    Marketing Group and
         WILLIAM F. RHATIGAN             Director

                NAME                          CAPACITY               DATE

        /s/ Gregory M. Alcorn           President, Sales        March 27, 1997
-------------------------------------    Group
          GREGORY M. ALCORN

      /s/ Patrick M. Baldasare          President, Market       March 27, 1997
-------------------------------------    Research Group
        PATRICK M. BALDASARE

        /s/ Richard W. Virtue           Director                March 27, 1997
-------------------------------------
          RICHARD W. VIRTUE

         /s/ Kevin W. Walsh             Director                March 27, 1997
-------------------------------------
           KEVIN W. WALSH

       /s/ Joseph V. Del Raso           Director                March 27, 1997
-------------------------------------
         JOSEPH V. DEL RASO

                          TELESPECTRUM WORLDWIDE INC.

                               TABLE OF CONTENTS

                         PART II--FINANCIAL INFORMATION

ITEM 8. FINANCIAL STATEMENTS

REGISTRANT
TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
  Report of Independent Public Accountants................................  F-3
  Consolidated Balance Sheet as of December 31, 1996......................  F-4
  Consolidated Statement of Income for the Period from April 26, 1996
   (Inception) to
   December 31, 1996......................................................  F-5
  Consolidated Statement of Stockholders' Equity for the Period from April
   26, 1996 (Inception) to December 31, 1996..............................  F-6
  Consolidated Statement of Cash Flows for the Period from April 26, 1996
   (Inception) to December 31, 1996.......................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8
PREDECESSOR COMPANIES
SOMAR, INC. (SOMAR)
  Report of Independent Public Accountants................................ F-19
  Balance Sheet as of December 31, 1995................................... F-20
  Statements of Income for the Years Ended December 31, 1994 and 1995, and
   for the Period from January 1, 1996 to August 12, 1996................. F-21
  Statements of Stockholders' Equity (Deficit) for the Years Ended
   December 31, 1994 and 1995, and for the Period from January 1, 1996 to
   August 12, 1996........................................................ F-22
  Statements of Cash Flows for the Years Ended December 31, 1994 and 1995
   and for the Period from January 1, 1996 to August 12, 1996............. F-23
  Notes to Financial Statements........................................... F-24
NBG SERVICES, INC. (NBG)
  Report of Independent Public Accountants................................ F-31
  Balance Sheet as of December 29, 1995................................... F-32
  Statements of Income for the Years Ended December 30, 1994 and December
   29, 1995, and for the Period from December 30, 1995 to August 12,
   1996................................................................... F-33
  Statements of Shareholders' Equity for the Years Ended December 30, 1994
   and December 29, 1995, and for the Period from December 30, 1995 to
   August 12, 1996........................................................ F-34
  Statements of Cash Flows for the Years Ended December 30, 1994 and
   December 29, 1995, and for the Period from December 30, 1995 to August
   12, 1996............................................................... F-35
  Notes to Financial Statements........................................... F-36
HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC. (HARRIS)
  Report of Independent Public Accountants................................ F-40
  Combined Balance Sheet as of December 31, 1995.......................... F-41
  Combined Statements of Income for the Years Ended December 31, 1994 and
   1995, and for the Period from January 1, 1996 to August 12, 1996....... F-42
  Combined Statements of Shareholders' Equity for the Years Ended December
   31, 1994 and 1995, and for the Period from January 1, 1996 to August
   12, 1996............................................................... F-43
  Combined Statements of Cash Flows for the Years Ended December 31, 1994
   and 1995, and for the Period from January 1, 1996 to August 12, 1996... F-44
  Notes to Combined Financial Statements.................................. F-45

THE REICH GROUP COMPANIES (REICH)
  Report of Independent Public Accountants................................ F-49
  Combined Balance Sheet as of December 31, 1995.......................... F-50
  Combined Statements of Income for the Years Ended December 31, 1994 and
   1995, and for the Period from January 1, 1996 to August 12, 1996....... F-51
  Combined Statements of Shareholder's Equity (Deficit) for the Years
   Ended December 31, 1994 and 1995, and for the Period from January 1,
   1996 to August 12, 1996................................................ F-52
  Combined Statements of Cash Flows for the Years Ended December 31, 1994
   and 1995, and for the Period from January 1, 1996 to August 12, 1996... F-53
  Notes to Combined Financial Statements.................................. F-54
THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC. (THE RESPONSE CENTER)
  Report of Independent Public Accountants................................ F-60
  Combined Balance Sheet as of September 30, 1995......................... F-61
  Combined Statements of Income for the Years Ended September 30, 1994 and
   1995, and for the Period from October 1, 1995 to August 12, 1996....... F-62
  Combined Statements of Shareholders' Equity for the Years Ended
   September 30, 1994 and 1995, and for the Period from October 1, 1995 to
   August 12, 1996........................................................ F-63
  Combined Statements of Cash Flows for the Years Ended September 30, 1994
   and 1995, and for the Period from October 1, 1995 to August 12, 1996... F-64
  Notes to Combined Financial Statements.................................. F-65
TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.
 (TELESPECTRUM MARYLAND)
  Report of Independent Public Accountants................................ F-69
  Combined Balance Sheet as of December 31, 1995.......................... F-70
  Combined Statements of Income for the Year Ended December 31, 1995, and
   for the Period from January 1, 1996 to August 12, 1996................. F-71
  Combined Statements of Stockholders' Equity for the Year Ended December
   31, 1995, and for the Period from January 1, 1996 to August 12, 1996... F-72
  Combined Statements of Cash Flows for the Year Ended December 31, 1995,
   and for the Period from January 1, 1996 to August 12, 1996............. F-73
  Notes to Combined Financial Statements.................................. F-74
FINANCIAL STATEMENT SCHEDULES:
  Report of Independent Public Accountants................................  S-1
  Schedule II--Valuation and Qualifying Accounts for the Period from April
   26, 1996 (Inception) to December 31, 1996..............................  S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TeleSpectrum Worldwide Inc.:

  We have audited the accompanying consolidated balance sheet of TeleSpectrum Worldwide Inc. and subsidiaries (Delaware corporations) as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the period from April 26, 1996 (Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleSpectrum Worldwide Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the period from April 26, 1996 (Inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen LLP

Philadelphia, Pa.,
  February 17, 1997
 (except with respect to the matter
 discussed in Note 13, as to which
 the date is March 21, 1997)

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996
                      (IN THOUSANDS--EXCEPT SHARE AMOUNTS)

                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................... $ 30,715
  Accounts receivable, net of allowance for doubtful accounts of
   $583..............................................................   33,064
  Deferred income taxes..............................................      435
  Prepaid expenses and other.........................................    2,507
                                                                      --------
    Total current assets.............................................   66,721
PROPERTY AND EQUIPMENT, net..........................................   30,171
GOODWILL, net........................................................  200,187
OTHER ASSETS.........................................................    1,976
                                                                      --------
    Total assets..................................................... $299,055
                                                                      ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt............................... $  1,768
  Accounts payable...................................................    6,185
  Accrued compensation...............................................    3,980
  Other accrued expenses.............................................    5,042
  Notes payable to sellers of businesses.............................   27,005
  Deferred revenue...................................................    2,300
  Other current liabilities..........................................    2,165
                                                                      --------
    Total current liabilities........................................   48,445
                                                                      --------
DEFERRED INCOME TAXES................................................      655
                                                                      --------
LONG-TERM DEBT.......................................................    4,199
                                                                      --------
ACQUISITION RELATED LIABILITIES......................................    4,810
                                                                      --------
OTHER NONCURRENT LIABILITIES.........................................      435
                                                                      --------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 5,000,000 shares authorized,
   no shares issued or outstanding...................................      --
  Common Stock, $.01 par value, 200,000,000 shares authorized,
   25,210,984 shares issued and outstanding..........................      252
  Additional paid-in capital.........................................  236,678
  Retained earnings..................................................    3,650
  Cumulative translation adjustments.................................      (69)
                                                                      --------
    Total stockholders' equity.......................................  240,511
                                                                      --------
    Total liabilities and stockholders' equity....................... $299,055
                                                                      ========

         The accompanying notes are an integral part of this statement.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
      FOR THE PERIOD FROM APRIL 26, 1996 (INCEPTION) TO DECEMBER 31, 1996
                    (IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

REVENUES............................................................. $61,474
OPERATING EXPENSES:
  Cost of services...................................................  40,871
  Selling, general and administrative................................  12,519
  Goodwill amortization..............................................   2,568
                                                                      -------
    Total operating expenses.........................................  55,958
                                                                      -------
    Operating income.................................................   5,516
INTEREST INCOME......................................................     885
INTEREST EXPENSE.....................................................    (445)
                                                                      -------
    Income before taxes..............................................   5,956
INCOME TAXES.........................................................   2,306
                                                                      -------
NET INCOME........................................................... $ 3,650
                                                                      =======
EARNINGS PER SHARE................................................... $  0.20
                                                                      =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENT SHARES
 OUTSTANDING.........................................................  17,898
                                                                      =======



         The accompanying notes are an integral part of this statement.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS--EXCEPT SHARE AMOUNTS)

                          PREFERRED STOCK        COMMON STOCK    ADDITIONAL          CUMULATIVE      TOTAL
                            -----------------  -----------------  PAID-IN   RETAINED TRANSLATION STOCKHOLDERS'
                            SHARES   AMOUNT      SHARES   AMOUNT  CAPITAL   EARNINGS ADJUSTMENTS    EQUITY
                            -------  --------  ---------- ------ ---------- -------- ----------- -------------
 Incorporation on April
  26, 1996...............       --   $    --    8,510,137  $ 85   $    (75)  $  --      $ --       $     10
 Capital contribution....       --        --          --    --       2,100      --        --          2,100
 Issuance of equity owned
  by CRW.................       --        --          --    --      18,749      --        --         18,749
 Issuance of common stock
  upon public offering,
  net of offering costs..       --        --   11,879,000   119    161,847      --        --        161,966
 Issuance of common stock
  to the sellers of the
  initial operating
  businesses.............       --        --    4,403,863    44     44,647      --        --         44,691
 Issuance of options and
  warrants to purchase
  common stock to the
  sellers of the Initial
  Operating Businesses...       --        --          --    --       4,827      --        --          4,827
 Issuance of common stock
  to the sellers of
  Fourth Quarter
  Acquisitions...........       --        --      417,984     4      4,583      --        --          4,587
 Net income..............       --        --          --    --         --     3,650       --          3,650
 Current translation
  adjustments............       --        --          --    --         --       --        (69)          (69)
                             ------  --------  ----------  ----   --------   ------     -----      --------
 Balance, December 31,
  1996...................       --   $    --   25,210,984  $252   $236,678   $3,650     $ (69)     $240,511
                             ======  ========  ==========  ====   ========   ======     =====      ========


         The accompanying notes are an integral part of this statement.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE PERIOD FROM APRIL 26, 1996 (INCEPTION) TO DECEMBER 31, 1996
                                 (IN THOUSANDS)

OPERATING ACTIVITIES:
  Net income......................................................... $  3,650
  Adjustments to reconcile net income to net cash used in operating activities--
    Depreciation.....................................................    1,930
    Amortization of goodwill.........................................    2,568
    Provision for bad debts..........................................      606
    Provision for deferred taxes.....................................      220
    Changes in certain operating assets and liabilities--
      Accounts receivable............................................   (9,754)
      Prepaid expenses and other.....................................    1,289
      Accounts payable...............................................     (984)
      Accrued compensation...........................................    3,980
      Other accrued expenses.........................................   (1,907)
      Deferred revenue...............................................    1,995
      Other liabilities..............................................   (5,729)
                                                                      --------
        Net cash used in operating activities........................   (2,136)
                                                                      --------
INVESTING ACTIVITIES:
  Purchases of property and equipment................................  (10,567)
  Purchases of Initial Operating Businesses and Fourth Quarter Acqui-
   sitions,
   net of cash acquired.............................................. (106,993)
                                                                      --------
        Net cash used in investing activities........................ (117,560)
                                                                      --------
FINANCING ACTIVITIES:
  Capital contribution received......................................    2,110
  Proceeds of public offering, net of offering costs.................  162,016
  Repayments on long-term debt.......................................  (11,078)
  Payments on capital lease obligations..............................   (2,637)
                                                                      --------
        Net cash provided by financing activities....................  150,411
                                                                      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................   30,715
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................      --
                                                                      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................. $ 30,715
                                                                      ========

         The accompanying notes are an integral part of this statement.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. NATURE OF BUSINESS:

  TeleSpectrum Worldwide Inc. and subsidiaries (the "Company") was incorporated in Delaware on April 26, 1996 (see Note 11). On August 12, 1996, the Company completed its initial public offering and, concurrent with the offering, the Company began material operations with the acquisition of the assets of a number of telemarketing, market research and direct mail and fulfillment businesses (see Note 3). The Company provides inbound and outbound telemarketing, inbound customer services, direct mail and fulfillment, market research and other services such as strategic and database telemarketing, consulting and training.

2. SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

  The accompanying financial statements include the accounts of Telespectrum Worldwide Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  The Company recognizes revenues as services are performed for its clients. Cash received in advance of services performed is deferred and recorded as deferred revenue in the accompanying balance sheet.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1996, cash equivalents consisted primarily of investments in money market accounts and a certificate of deposit.

 Property and Equipment

  Property and equipment are recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the term of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives or the lease term, whichever is shorter.

  Expenditures for maintenance, repairs and betterments that do not prolong the useful life of an asset have been charged to operations as incurred. Additions and betterments that substantially extend the useful life of the asset are capitalized. Upon sale or other disposition of assets, the cost and related accumulated

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in income.

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities measured using enacted income tax rates and laws that are expected to be in effect when the differences reverse.

 Currency Translation

  The accounts of the international subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative translation adjustment in the consolidated statement of stockholders' equity. Transaction gains or losses are included in net income. There are no material transaction gains or losses in the accompanying financial statements for the period presented.

 Impairment of Long Lived Assets

  The Company has adopted SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized. The Company believes that there are no material impairment losses as of December 31, 1996.

 Earnings Per Share

  Earnings per share is based on the weighted average number of shares of Common stock and equivalent shares (dilutive stock options and warrants using the treasury stock method) outstanding during the year. On May 21, 1996, the Company effected a 8.510137-for-1 split of its Common stock. All share and per-share amounts included in the accompanying financial statements reflect this split.

3. INITIAL PUBLIC OFFERING AND ACQUISITIONS:

 Initial Public Offering

  In August 1996, the Company sold 11,879,000 shares of its stock in a public offering (the "Offering") at $15 per share which raised net proceeds to the Company of $161,966,000 net of offering costs of $3,746,000.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

 Initial Operating Businesses

  In May 1996, CRW Financial, Inc. ("CRW") assigned to the Company its rights to acquire substantially all of the net assets of SOMAR, Inc., NBG Services, Inc., Harris Direct Marketing, Inc. and Harris Fulfillment, Inc., The Reich Group Companies, The Response Center, Inc. and The Tab House, Inc., and TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc.; (together, the "Initial Operating Businesses"). These acquisitions occurred contemporaneously with the closing of the Offering on August 12, 1996, and were accounted for using the purchase method. The total purchase price of the Initial Operating Businesses was $199.9 million, which consisted of (i) $90.9 million in cash paid to the sellers; (ii) forgiveness of a $0.5 million promissory note; (iii) $44.7 million estimated fair value of 4,403,863 shares of the Company's Common Stock issued to the Sellers; (iv) $2.1 million estimated fair value of warrants to purchase 593,400 shares of Common Stock at the Offering price of $15 per share; (v) $18.7 million deemed value for accounting purposes of the CRW Lender Warrants and CRW Management Warrants to purchase 2,272,562 shares of Common Stock (owned by CRW) at $1.50 per share (see Note 11); (vi) $28.4 million in the form of a note payable and options to settle certain earnout provisions with two of the sellers of the Initial Operating Businesses (see Notes 9 and 13); (vii) $5.7 million relating to accrued separation costs (of which $0.9 million is included in other current liabilities and $4.8 million is recorded as acquisition related liabilities) for certain former owners of the Initial Operating Businesses; (viii) $4.0 million of additional purchase price payable to the Sellers under the purchase agreements; and (ix) transaction costs of $4.9 million. The $181.8 million excess of the total purchase price over the estimated fair value of net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

 Fourth Quarter Acquisitions

  On October 1, 1996, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of Technical Assistance Research Programs, Inc. and Tarp Information Systems, Inc. and acquired all of the outstanding stock of Tarp (Europe) Limited (together, "TARP"). In addition, on November 1, 1996 the Company acquired all of the outstanding stock of 1095404 Ontario, Inc., PR Response, Inc. and PR Response West, Inc. (together, "PR Response"). The combined purchase price for TARP and PR Response consisted of $17.25 million in cash, $4.6 million of estimated fair value of the Company's Common Stock and $0.9 million in transaction costs. The purchase price was reduced by approximately $0.8 million due from the sellers. The $20.9 million excess of the total purchase price of TARP and PR Response over the estimated fair value of net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years. The TARP purchase agreement also contains certain earn-out provisions. In addition, the Company entered into employment agreements with the selling shareholders.

  The policy of the Company is to continually evaluate whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or the remaining estimated useful life may warrant revision. If factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of the related undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. If the amount of such estimated undiscounted future cash flows is less then the net book value of the related goodwill, the goodwill would then be written down to the amount of the discounted cash flows. As of December 31, 1996, the Company has determined that the goodwill related to the above acquisitions is recoverable.

  At December 31, 1996, accumulated amortization related to Goodwill amounted to $2,568,000.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

  The following table summarizes the unaudited pro forma combined results of operations for the years ended December 31, 1995 and 1996, assuming that the Initial Operating Businesses and the acquisition of TARP had occurred on January 1, 1995 (for purposes of this disclosure PR Response is not deemed material):

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                             ------------------
                                                              (IN THOUSANDS)
                                                               1995     1996
                                                             ------------------
      Revenues.............................................. $ 98,940 $ 142,808
      Operating income......................................    7,891    13,818
      Net income............................................    4,245     8,347
      Earnings per share.................................... $   0.19 $    0.36

4. SUPPLEMENTAL CASH FLOWS INFORMATION:

  For the period from April 26, 1996 (Inception) to December 31, 1996, the Company paid interest of $188,000, income taxes of $2,447,000 and financed equipment purchases with capital leases of $1,917,000.

  The following table displays the net noncash assets that were acquired during 1996, as a result of the business acquisitions described in Note 3 (in thousands):

                                                INITIAL        FOURTH
                                              OPERATING       QUARTER
                                             BUSINESSES  ACQUISITIONS     TOTAL
                                             ----------  ------------  --------
Noncash assets (liabilities):
  Accounts receivable......................     $21,416       $ 2,500  $ 23,916
  Prepaid expenses and other...............       4,672           467     5,139
  Property and equipment...................      18,472         1,115    19,587
  Other assets.............................         415           219       634
  Goodwill.................................     181,811        20,944   202,755
  Accounts payable.........................      (6,000)       (1,169)   (7,169)
  Other accrued expenses...................      (5,020)       (1,303)   (6,323)
  Deferred revenue.........................        (305)          --       (305)
  Other current liabilities................      (1,757)       (4,874)   (6,631)
  Debt.....................................     (17,116)         (649)  (17,765)
  Other noncurrent liabilities.............        (297)         (183)     (480)
                                                -------       -------  --------
  Net noncash assets acquired..............     196,291        17,067   213,358
  Less: Common stock issued................     (44,691)       (4,587)  (49,278)
    Options and warrants issued to
     sellers...............................      (4,827)          --     (4,827)
    CRW Warrants...........................     (18,749)          --    (18,749)
    (Notes payable) to/notes receivable
     from sellers of Businesses, net of
     payments through December 31, 1996 of
     $1,804................................     (27,805)          800   (27,005)
    Acquisition related liabilities........      (5,786)         (720)   (6,506)
                                                -------       -------  --------
  Cash paid for business acquisitions,
   net.....................................     $94,433       $12,560  $106,993
                                                =======       =======  ========

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

5. PROPERTY AND EQUIPMENT:

                                                                  DECEMBER 31,
                                                    USEFUL LIVES      1996
                                                    ------------ --------------
                                                                 (IN THOUSANDS)
   Telemarketing equipment.........................    5 years      $15,220
   Machinery and equipment.........................    7 years        1,246
   Furniture and office equipment..................  5-7 years        9,712
   Building........................................   40 years        3,877
   Leasehold improvements..........................  3-7 years        1,540
   Land............................................                     486
                                                                    -------
                                                                     32,081
   Less--Accumulated depreciation and amortiza-
    tion...........................................                  (1,910)
                                                                    -------
                                                                    $30,171
                                                                    =======

  Depreciation and amortization expense for the period from April 26, 1996 (Inception) to December 31, 1996, was $1,930,000.

  The carrying value of property and equipment under capital lease obligations included above amounted to $5,739,000 at December 31, 1996.

6. INCOME TAXES:

  The components of income before income taxes are as follows:

                                                                 PERIOD FROM
                                                              APRIL 26, 1996 TO
                                                              DECEMBER 31, 1996
                                                              -----------------
                                                               (IN THOUSANDS)
      Domestic...............................................      $5,424
      Foreign................................................         532
                                                                   ------
                                                                   $5,956
                                                                   ======

  The components of the provision for income taxes are as follows:

                                                                 PERIOD FROM
                                                              APRIL 26, 1996 TO
                                                              DECEMBER 31, 1996
                                                              -----------------
                                                               (IN THOUSANDS)
      Current:
        Federal..............................................      $1,736
        State................................................         130
        Foreign..............................................         220
                                                                   ------
          Total..............................................      $2,086
                                                                   ======
      Deferred:
        Federal..............................................      $  209
        State................................................          11
        Foreign..............................................         --
                                                                   ------
          Total..............................................      $  220
                                                                   ======
                                                                   $2,306
                                                                   ======

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

  The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                 PERIOD FROM
                                                              APRIL 26, 1996 TO
                                                              DECEMBER 31, 1996
                                                              -----------------
                                                                 (IN THOUSANDS)
      Statutory federal income tax rate......................       34.0%
      State income taxes, net of federal tax benefit.........        1.7
      Impact of foreign subsidiaries subject to higher tax
       rates.................................................         .6
      Nondeductible expenses, principally goodwill...........        2.4
                                                                    ----
                                                                    38.7%
                                                                    ====

  Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statements and income tax basis of assets and liabilities given the provisions of the enacted tax laws. The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred taxes are as follows:

                                                              DECEMBER 31, 1996
                                                              -----------------
                                                                 (IN THOUSANDS)
   Gross deferred tax assets:
     Accruals and reserves not currently deductible..........      $   592
     Book/tax difference of recorded assets..................          201
                                                                   -------
                                                                   $   793
                                                                   =======
   Gross deferred tax liability:
     Goodwill amortization...................................      $  (889)
     Other...................................................         (124)
                                                                   -------
                                                                   $(1,013)
                                                                   =======

  The Company did not have any valuation allowances against deferred tax assets at December 31, 1996, as it believes it is more likely than not that the deferred tax assets will be realized.

7. LONG-TERM DEBT:

  Long-term debt at December 31, 1996 is summarized as follows (in thousands):

   The West Virginia Economic Development Authority; the notes are secured by assets of the Company and are payable in monthly installments of $21,250 including interest, through July 1999, at an interest rate of 4%............................................. $  625
   Other...............................................................    319
   Capital lease obligations (see Note 8)..............................  5,023
                                                                        ------
                                                                         5,967
   Less--Current maturities............................................  1,768
                                                                        ------
                                                                        $4,199
                                                                        ======

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
  Minimum principal repayments of long-term debt as of December 31, 1996, excluding capitalized lease obligations (see Note 8), are as follows (in thousands):

      1997................................................................. $441
      1998.................................................................  297
      1999.................................................................  181
      2000.................................................................   25
                                                                            ----
                                                                            $944
                                                                            ====

  In January 1997, the Company entered into a Loan and Security Agreement (the loan "Agreement") with a bank which provides for a $50 million credit facility to be repaid in January 2001. The Company can draw down on the credit facility in increments of $500,000 or more. The Company can elect at the time of the draw down to pay interest at prime plus 0.25% or at the LIBOR rate plus a margin, which ranges from 1.00% to 1.75% and will pay a commitment fee ranging from 1/8% to 3/8% on the unused borrowing capacity. The Agreement also makes available to the Company letters of credit which can be issued on the outstanding undrawn amount of the credit facility. The letters of credit shall not exceed $3 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Agreement are collateralized by substantially all the assets of the Company. The Agreement also contains various financial and non-financial covenants.

8. COMMITMENTS AND CONTINGENCIES:

  The Company leases facilities and equipment under capital and noncancelable operating leases through October 1, 2006. Interest rates on the capital leases range from 4% to 20%. Rent expense under operating leases for the period from April 26, 1996 (Inception) through December 31, 1996 was $1,448,000.

  Future minimum lease payments as of December 31, 1996 are as follows (in thousands):

                                                              OPERATING CAPITAL
                                                                 LEASES  LEASES
                                                              --------- -------
      1997...................................................   $ 4,404  $1,484
      1998...................................................     3,909   1,069
      1999...................................................     3,609     747
      2000...................................................     3,139     650
      2001...................................................     2,729     417
      Thereafter.............................................     6,444   1,600
                                                                -------  ------
      Total minimum lease payments...........................   $24,234   5,967
                                                                =======
      Less--Amount representing interest.....................               944
                                                                         ------

      Present value of future minimum lease payments....................  5,023
      Less--Current portion of principal payments.......................  1,327
                                                                         ------
                                                                         $3,696
                                                                         ======

  The Company has entered into employment contracts with several of its senior executives with terms ranging from three to four years. The contracts provide for aggregate annual minimum compensation of approximately $800,000 plus bonuses until 1999 and $605,000 in 2000. Additionally, the Company has agreed to grant options in future years to certain of these senior executives (see
Note 9).

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

  The Company is party to various claims and other matters arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

9. OPTIONS AND WARRANTS:

  On May 17, 1996, the Company adopted The 1996 Equity Compensation Plan (the "Plan"). A committee of the Board of Directors administers the Plan and awards grants under the Plan at its sole discretion. The Plan reserves up to 2.3 million shares of Common Stock for issuance in connection with the exercise and/or grant of incentive and nonqualified stock options, restricted stock, stock appreciation rights and performance units to key employees, officers, directors, independent contractors and consultants. In addition, the Plan provides for grants of formula stock options to nonemployee directors.

  At December 31, 1996, the exercise price for all options outstanding under the Plan was $15. Stock option activity for the period from April 26, 1996 (Inception) to December 31, 1996, is as follows:

                                                                 SHARES   PRICE
                                                              ---------  ------
      Outstanding at April 26, 1996..........................       --   $  --
      Granted................................................ 1,447,600   15.00
      Exercised..............................................       --      --
      Cancelled..............................................   (38,110)  15.00
                                                              ---------  ------
      Outstanding at December 31, 1996....................... 1,409,490  $15.00
                                                              ---------  ------
      Options exercisable at December 31, 1996...............   232,560  $15.00
                                                              ---------  ------

  The unvested options at December 31, 1996 will vest over three years and all are exercisable over ten years. No options were exercised as of December 31, 1996.

  In addition, 400,000 shares are issuable upon the exercise of options that the Company has committed to grant over the next four years pursuant to employment agreements with two of its officers.

  In December 1996, the Company agreed to grant options to purchase up to 1.5 million shares of the Company's Common Stock at a price of $14.13 per share in lieu of a certain earnout agreement with one of the Initial Operating Businesses.

  The Company issued warrants to purchase 593,400 shares of Common Stock to the former principals of the Initial Operating Businesses at $15 per share. These warrants were valued at their estimated fair value of $2,077,000 and were included in the purchase price of the Initial Operating Business. These warrants are exercisable for ten years. No warrants were exercised as of December 31, 1996.

  The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

  Pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The determination of the fair value of the options noted above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk free interest rate of 6.7%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 65% and an expected life of the options of six years. The weighted average fair value of the options granted was $9.84 per option.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's 1996 pro forma information is as follows (in thousands except for earnings per share information):

      Pro forma net income.............................................. $2,237
      Pro forma earnings per share...................................... $ 0.13

10. EMPLOYEE RETIREMENT SAVINGS PLAN:

  On January 1, 1997, the Company adopted a defined contribution 401(k) Savings Plan (the "Plan"). Employees who have met certain eligibility requirements, as defined, may contribute up to 15% of their pre-tax gross wages, subject to certain restrictions. The Plan provides for Company matching contributions of 25% of the first 6% of employee contributions to the Plan, which vest 25% per year over a four year period.

11. RELATED-PARTY TRANSACTIONS:

  On May 22, 1996, CRW Financial, Inc. ("CRW"), made an initial capital contribution of $2.1 million representing the proceeds of borrowings by CRW under subordinated notes issued to certain officers and directors of CRW and the Company, CRW consultants and CRW outside investors. As additional consideration, the lenders to CRW received warrants from CRW to purchase 1,433,454 shares of the Company's Common Stock owned by CRW at $1.50 per share ("CRW Lender Warrants"). In addition, CRW issued to its bank, warrants to purchase 75,445 shares of the Company's Common Stock owned by CRW at $1.50 per share. These warrants were issued as consideration for CRW's Bank issuing a waiver under its loan facility with CRW, permitting the May 22, 1996 capital contribution to the Company.

  CRW also issued warrants to purchase 839,108 shares of the Company's Common Stock owned by CRW at $1.50 per share to certain officers of CRW and the Company ("CRW Management Warrants"). The warrants were granted by CRW to these individuals for services provided to CRW.

  The deemed value for accounting purposes of the CRW Lender Warrants and the CRW Management Warrants is based upon the difference between $9.75 (35% discount to the initial public offering price) and the $1.50 warrant exercise price. The deemed value for accounting purposes of $18.7 million is treated as additional purchase price consideration of the acquisitions of the Initial Operating Businesses (see Note 3).

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

  The Company subleases an aggregate of 21,000 square feet in King of Prussia (suburban Philadelphia), Pennsylvania, from CRW. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $35,000. Total rent expense for the period April 26, 1996 (Inception) to December 31, 1996 was $106,000.

12. CONCENTRATIONS OF RISK

  Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and accounts receivables. The Company places its cash equivalents with high-credit-quality financial institutions. The Company maintains cash accounts which, at times, may exceed federally insured limits. However, the Company has not experienced any losses from maintaining cash accounts in excess of these limits and believes that it is not exposed to any significant risks on these cash accounts.

  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company does not require collateral or other securities to support customer receivables. The Company performs periodic reviews of its clients' financial condition to reduce the collection risk on accounts receivable.

  For the period from April 26, 1996 (Inception) to December 31, 1996, the Company had no individual customers which accounted for more than 10% of the Company's consolidated revenues, while 34% and 10% of the Company's revenues during this period were from customers in the financial services and insurance industries, respectively.

13. SUBSEQUENT EVENT

  On March 21, 1997, the Company settled the earn-out agreement with the seller of The Reich Group Companies under which the Company paid $25.0 million on March 21, 1997 and agreed to pay $600,000 in twenty four equal installments of $25,000 commencing on April 21, 1997. Additionally, the settlement agreement cancelled the existing employment agreement between the Company and the seller and provided for a new two year consulting agreement whereby the seller will receive $150,000 per year.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                          INITIAL OPERATING BUSINESSES

             PREDECESSOR COMPANIES' HISTORICAL FINANCIAL STATEMENTS

                                  INTRODUCTION

  In connection with the initial public offering, the Initial Operating Businesses were deemed to be predecessor companies to TeleSpectrum Worldwide Inc. Accordingly, the following historical financial statements are presented to comply with the historical financial statement requirements in a Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SOMAR, Inc.:

  We have audited the accompanying balance sheet of SOMAR, Inc. (a North Carolina corporation) as of December 31, 1995, and the related statements of income, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOMAR, Inc. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen LLP

Charlotte, N.C.,
 September 30, 1996

                                  SOMAR, INC.

                                 BALANCE SHEET

                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                ASSETS
CURRENT ASSETS:
  Cash................................................................ $    25
  Accounts receivable net of reserve of $40...........................   4,825
  Amounts due from-
   Stockholders.......................................................     881
   Affiliates.........................................................     210
  Prepaid expenses and other..........................................     451
                                                                       -------
    Total current assets..............................................   6,392
PROPERTY AND EQUIPMENT, net...........................................   4,400
                                                                       -------
    Total assets...................................................... $10,792
                                                                       =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit...................................................... $ 1,182
  Note payable--Bank..................................................   1,000
  Current portion of long-term debt...................................   2,182
  Current portion of capital lease obligations........................     852
  Accounts payable....................................................   1,959
  Accrued compensation................................................     523
  Other accrued expenses..............................................     122
  Amounts due to an affiliate.........................................     562
                                                                       -------
    Total current liabilities.........................................   8,382
                                                                       -------
LONG-TERM DEBT........................................................     767
                                                                       -------
CAPITAL LEASE OBLIGATIONS.............................................     872
                                                                       -------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 100,000 shares authorized; 11,765 shares
   issued and outstanding.............................................      12
  Additional paid-in capital..........................................     789
  Accumulated deficit.................................................     (30)
                                                                       -------
    Total stockholders' equity........................................     771
                                                                       -------
    Total liabilities and stockholders' equity........................ $10,792
                                                                       =======

         The accompanying notes are an integral part of this statement.

                                  SOMAR, INC.

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                                    PERIOD FROM
                                              FOR THE YEAR ENDED    JANUARY 1,
                                                 DECEMBER 31          1996 TO
                                              --------------------  AUGUST 12,
                                                1994       1995        1996
                                              ---------  ---------  -----------
REVENUES..................................... $  20,785  $  31,900    $26,421
                                              ---------  ---------    -------
OPERATING EXPENSES:
  Cost of services...........................    15,623     25,048     21,406
  Selling, general and administrative ex-
   penses....................................     4,115      5,162      3,817
                                              ---------  ---------    -------
    Total operating expenses.................    19,738     30,210     25,223
                                              ---------  ---------    -------
    Operating income.........................     1,047      1,690      1,198
INTEREST INCOME..............................        12         45         11
INTEREST EXPENSE.............................      (432)      (756)      (572)
                                              ---------  ---------    -------
NET INCOME................................... $     627  $     979    $   637
                                              =========  =========    =======
PRO FORMA DATA (UNAUDITED):
  Historical net income...................... $     627  $     979    $   637
  Pro forma provision for income taxes.......       261        414        237
                                              ---------  ---------    -------
  Pro forma net income....................... $     366  $     565    $   400
                                              =========  =========    =======


        The accompanying notes are an integral part of these statements.

                                  SOMAR, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                ADDITIONAL             RETAINED       TOTAL
                         COMMON  PAID-IN   STOCKHOLDER EARNINGS   STOCKHOLDERS'
                         STOCK   CAPITAL      LOAN     (DEFICIT) EQUITY (DEFICIT)
                         ------ ---------- ----------- --------- ----------------
BALANCE, JANUARY 1,
 1994...................  $12      $474       $(612)     $(265)       $(391)
  Net income............  --        --          --         627          627
  Distributions.........  --        --          --        (668)        (668)
  Repayments of stock-
   holder loan..........  --        --          612        --           612
  Stock options.........  --        298         --         --           298
                          ---      ----       -----      -----        -----
BALANCE, DECEMBER 31,
 1994...................   12       772         --        (306)         478
  Net income............  --        --          --         979          979
  Distributions.........  --        --          --        (703)        (703)
  Stock options.........  --         17         --         --            17
                          ---      ----       -----      -----        -----
BALANCE, DECEMBER 31,
 1995...................   12       789         --         (30)         771
  Net income............  --        --          --         637          637
  Distributions.........  --        --          --        (535)        (535)
                          ---      ----       -----      -----        -----
BALANCE, AUGUST 12,
 1996...................  $12      $789       $ --       $  72        $ 873
                          ===      ====       =====      =====        =====


        The accompanying notes are an integral part of these statements.

                                  SOMAR, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                                    PERIOD FROM
                                              FOR THE YEAR ENDED    JANUARY 1,
                                                 DECEMBER 31          1996 TO
                                              --------------------  AUGUST 12,
                                                1994       1995        1996
                                              ---------  ---------  -----------
OPERATING ACTIVITIES:
  Net income................................. $     627  $     979    $   637
  Adjustments to reconcile net income to net
   cash provided by operating activities--
   Depreciation and amortization.............       288        775        749
   Stock option compensation expense.........       298         17        --
   Changes in operating assets and liabili-
    ties--
    Accounts receivable......................    (1,987)    (2,003)    (1,705)
    Prepaid expenses and other...............      (123)      (144)       (85)
    Accounts payable.........................       559        614      1,706
    Accrued expenses.........................       395        203        822
                                              ---------  ---------    -------
      Net cash provided by operating activi-
       ties..................................        57        441      2,124
                                              ---------  ---------    -------
INVESTING ACTIVITIES:
  Purchases of property and equipment........      (174)    (2,309)      (828)
  Advances to stockholder....................      (103)      (352)      (847)
  Advances to affiliates.....................        (2)      (209)      (248)
  Repayments of advances to affiliates.......        13        --         --
  Repayment of stockholder loan..............       612        --         --
                                              ---------  ---------    -------
      Net cash (used in) provided by invest-
       ing activities........................       346     (2,870)    (1,923)
                                              ---------  ---------    -------
FINANCING ACTIVITIES:
  Borrowings on long-term debt...............        25      2,824      1,286
  Repayments on long-term debt...............       (31)      (257)    (1,498)
  Borrowings (repayments) on note payable--
   Bank......................................       --       1,000     (1,000)
  Borrowings (repayments) from affiliates....      (491)       458       (102)
  Distributions paid to shareholders.........      (669)      (703)      (535)
  Payments on capital lease obligations......      (297)      (623)      (641)
  Net (repayments) borrowings on line of
   credit agreement..........................     1,046       (247)     2,269
                                              ---------  ---------    -------
      Net cash provided by (used in) financ-
       ing activities........................      (417)     2,452       (221)
                                              ---------  ---------    -------
NET INCREASE (DECREASE) IN CASH..............       (14)        23        (20)
CASH, BEGINNING OF PERIOD....................        16          2         25
                                              ---------  ---------    -------
CASH, END OF PERIOD.......................... $       2  $      25    $     5
                                              =========  =========    =======

        The accompanying notes are an integral part of these statements.

                                  SOMAR, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

 Industry Information

  SOMAR, Inc. (the "Company") is a provider of outsourced telephone-based sales, marketing and customer management services, to clients principally in the insurance industry and also to clients in the financial services, telecommunications and consumer products industries.

  On August 12, 1996, the Company sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. SOMAR is a predecessor company to TeleSpectrum Worldwide Inc.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition and Concentration of Credit Risk

  The Company recognizes revenues on programs as services are performed for its clients, generally based upon hours incurred.

  The nature of the industry is such that the Company is dependent on several large clients for a significant portion of its annual revenues. For the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, the Company had four, three and two clients, respectively, that each accounted for more than 10% of the Company's revenues. For the period ended December 31, 1994, the four clients accounted for 20%, 17%, 16% and 13% of the Company's revenues, respectively. For the period ended December 31, 1995, the three clients accounted for 33%, 16% and 15% of the Company's revenues, respectively. For the period from January 1, 1996 to August 12, 1996, the two clients accounted for 19% and 12% of the Company's revenues, respectively. The loss of one or more of these major clients could have a materially adverse effect on the Company's business.

  Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major clients described above. Two of these clients are engaged in transactions with each other and represent a single credit risk to the Company. The Company does not require collateral to secure clients' receivables. The Company performs periodic reviews of its clients' financial condition to reduce collection risk on trade accounts receivable.

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the respective assets. Assets recorded under capital leases are amortized using the straight-line method over the estimated useful lives of the leased assets. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the statement of income.

  Major improvements are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. Certain general and administrative expenses associated with the opening of new call centers are expensed prior to the opening of the call center.

                                  SOMAR, INC.

 Statement of Cash Flows

  For the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, the Company paid interest of $366,000, $750,000 and $552,000, respectively.

 Income Taxes

  The Company had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code and North Carolina General Statutes. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the individual tax returns of the Company's stockholders. Accordingly, no provision for federal or state income taxes has been recorded in the accompanying financial statements.

  The Company reported certain income and expense items for income tax purposes on a basis different from that reflected in the accompanying statements. The principal differences relate to the timing of the recognition of accrued expenses that are not deductible for federal income tax purposes until paid and the use of accelerated methods of depreciation for income tax purposes. At December 31, 1995, the financial reporting basis of the Company's net assets exceeds the tax basis of the net assets by approximately $580,000.

 Fair Value of Financial Instruments

  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value due to the short-term nature of those instruments. The carrying amounts of the line of credit, note payable and long-term debt approximate fair value on the balance sheet dates.

 Prepaid Agent License Fees

  The Company capitalizes the cost of licensing its agents and amortizes license fees over a 12-month period. Prepaid agent license fees amounted to $172,000 at December 31, 1995.

 Accounting of Stock-Based Compensation

  The Company currently utilizes Accounting Principles Board Opinion No. 25 in its accounting for stock options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company does not anticipate adopting the accounting provisions of the statement but will include in the footnotes to the financial statements the disclosures required by SFAS No. 123 in fiscal 1996.

 Training Costs

  The Company maintains ongoing training programs for its employees. The cost of this training is charged to expense when incurred. As of December 31, 1995, the Company recorded a $407,000 receivable from a State Economic Development Agency for certain educational and training costs that are to be reimbursed.

 Pro Forma Data (Unaudited)

  Given the sale of the business, for informational purposes, the accompanying statements of income include an unaudited pro forma adjustment for income taxes that would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective periods. The differences between the federal statutory income tax rate and the pro forma income tax rate primarily relate to state and local income taxes and expenses not deductible for tax purposes.

                                  SOMAR, INC.

2. PROPERTY AND EQUIPMENT:

                                                        USEFUL    DECEMBER 31,
                                                         LIVES        1995
                                                       --------- --------------
                                                                 (IN THOUSANDS)
      Furniture and fixtures.......................... 5-7 years     $2,265
      Telemarketing equipment.........................   5 years      3,263
      Leasehold improvements.......................... 5-6 years        359
                                                                     ------
                                                                      5,887
      Less--Accumulated depreciation and amortiza-
       tion...........................................               (1,487)
                                                                     ------
                                                                     $4,400
                                                                     ======

  The gross cost of equipment under capital lease obligations included above amounted to $2,547,000 at December 31, 1995.

  Depreciation and amortization expense for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, was $288,000, $775,000 and $749,000, respectively.

3. LINE OF CREDIT AND NOTE PAYABLE--BANK:

  At December 31, 1995, the Company had a line of credit with Fremont Financial Corporation ("Fremont"). The Company has entered into an agreement with NationsBank of Georgia ("NationsBank") for a revolving line of credit with a maximum borrowing limit of $6,500,000 and bears interest at the bank's prime rate (8.5% at December 31, 1995) plus 1%.

  The Company's borrowing base under the NationsBank revolver is limited to 85% of eligible receivables as defined by the agreement. The line is secured by trade accounts receivable, equipment and other assets of the Company. At July 12, 1996, the Company's availability under the NationsBank revolver was approximately $780,000.

  The agreement terminates on January 1, 1997, and contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios, limitations and capital expenditures and bonuses, and restrictions on future indebtedness. As of March 31, 1996, the Company was in violation of certain loan covenants for which it has obtained a waiver letter from the bank. This waiver letter modified the loan covenants related to certain required financial ratios. As of June 30, 1996, the Company is in compliance with these revised loan covenants.

  At December 31, 1995, the Company was transitioning its line of credit arrangement from Fremont to NationsBank. In connection with the transition, the Company borrowed $1,000,000 from NationsBank on a short-term basis at an interest rate equal to the bank's prime rate (8.5%) plus 1%. This note was repaid on January 3, 1996, with the proceeds from the new revolving line of credit arrangement.

                                  SOMAR, INC.

4. LONG-TERM DEBT:

                                                                 DECEMBER 31,
                                                                     1995
                                                                --------------
                                                                (IN THOUSANDS)
   Note payable to MCI Telecommunications Corporation,
    unsecured, payable in monthly installments of $128,300
    through July 1996, and remaining payment of $118,700 due in
    August 1996, interest at 9.75% (on June 15, 1996, this note was refinanced; the refinanced note is payable in monthly
    installments of $128,300 through March 1997 and $43,400 in
    April 1997, at an interest rate of 9.75%)..................    $   981
   Notes payable to a bank, secured by related equipment,
    payable on July 1, 1996, interest payable monthly at the
    bank's prime rate plus 150 basis points (10% at December
    31, 1995), guaranteed by the Company's two principal
    stockholders and two affiliated companies (on July 5, 1996, these notes were refinanced by the West Virginia Economic
    Development Authority; the refinanced notes are secured by assets of the Company and are payable in monthly
    installments of $21,250 including interest, through July
    1999, at an interest rate of 4%)...........................        720
   Installment note payable to a bank, secured by related
    equipment, payable in monthly installments of $11,900
    including interest, through August 1998, at the bank's
    prime interest rate plus 150 basis points (10% at December
    31, 1995), guaranteed by the Company's two principal
    stockholders and two affiliated companies..................        331
   Note payable to Network Sampling Services, balance due July
    1, 1997, including interest at 10%, guaranteed by one of
    the Company's principal stockholders.......................        300
   Installment note payable to a bank, secured by related
    equipment, payable in monthly installments of $11,957
    including interest, through April 1998, at the bank's prime interest rate plus 150 basis points (10% at December 31,
    1995), guaranteed by the Company's two principal
    stockholders and two affiliated companies..................        288
   Installment note payable to a bank, secured by related
    equipment, payable in monthly installments of $21,774
    including interest, through October 1996, at the bank's
    prime rate plus 150 basis points (10% at December 31,
    1995), guaranteed by the Company's two principal
    stockholders and two affiliated companies..................        226
   Installment note payable to a finance company, unsecured,
    payable in monthly installments of $3,800 including
    interest, through August 1998 at an interest rate of 9%....        103
                                                                   -------
                                                                     2,949
   Less--Current portion.......................................     (2,182)
                                                                   -------
                                                                   $   767
                                                                   =======

  Minimum principal repayments of long-term debt as of December 31, 1995, are as follows (in thousands):

      1996............................................................... $2,182
      1997...............................................................    602
      1998...............................................................    165
                                                                          ------
                                                                          $2,949
                                                                          ======

  The notes payable to a bank contain certain restrictive covenants. As of June 30, 1996, the Company was in violation of one of the loan covenants for which it has obtained a waiver from the bank.

                                  SOMAR, INC.

5. COMMITMENTS AND CONTINGENCIES:

  The Company is party to various claims and other matters arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

 Leases

  The Company leases administrative offices, telephone call centers and equipment under noncancelable operating leases. In addition, the Company has capital leases covering certain operating equipment. Future minimum lease payments at December 31, 1995, are as follows (in thousands):

                                                              OPERATING CAPITAL
                                                               LEASES   LEASES
                                                              --------- -------
      1996...................................................  $  673   $  989
      1997...................................................     549      647
      1998...................................................     449      280
      1999...................................................     221       16
      2000...................................................     179      --
      Thereafter.............................................     503      --
                                                               ------   ------
      Total..................................................  $2,574    1,932
                                                               ======
      Less- Amount representing interest.....................             (208)
                                                                        ------
      Present value of future minimum lease payments.........            1,724
      Less- Current portion..................................             (852)
                                                                        ------
                                                                        $  872
                                                                        ======

  Rent expense under operating leases was approximately $599,000, $673,000 and $479,000 for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996 (including amounts paid to related parties), respectively (see Note 7).

  The Company financed purchases of approximately $1,488,000, $1,000,000 and $1,948,000 through capital leases in 1994 and 1995 and for the period from January 1, 1996 to August 12, 1996, respectively.

 Employee Benefit Plan

  The Company sponsors a defined contribution 401(k) profit sharing plan for eligible employees. Company contributions to the plan, which are based on a company match percentage, amounted to $21,000, $30,000 and $28,000 for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, respectively.

6. STOCK OPTIONS:

  In December 1991, the Company's two principal stockholders granted stock options to three key employees for the purchase of up to 2,588 shares of their common stock at an exercise price of $10 per share. The options vested immediately and were exercisable through December 31, 1994. The deemed value of the options for accounting purposes at the date of grant was less than the $10 exercise price. Accordingly, no compensation expense was recorded at the date of these grants.

  In December 1994, the principal stockholders extended all option exercise dates from December 31, 1994 to March 31, 1996. All remaining option terms, including the $10 per-share exercise price, remained unchanged.

                                  SOMAR, INC.

The deemed value of the options for accounting purposes at the extension date was $125 per share. Accordingly, $298,000 of compensation expense was recorded at the date of extension.

  In May 1995, the Company's two principal stockholders granted stock options to another key employee for the purchase of up to 117 shares of their common stock at an exercise price of $10 per share through March 31, 1996. The deemed value of the options for accounting purposes at the date of grant was $156 per share. Accordingly, $17,000 of compensation expense was recorded at the date of grant.

  At December 31, 1994 and 1995, no options had been exercised and 2,588 and 2,705 options were outstanding, respectively.

  In March 1996, all options were exercised and 2,705 shares were issued by the Company's principal shareholders to the option holders.

7. RELATED-PARTY TRANSACTIONS:

  Southern Investments (a partnership), The Development Group, Inc. ("DGI"), Southern Alloy of America, Inc., SOMAR Telecommunications, Inc. ("STI") and Engineered Machine Technologies, Inc. ("EMTI") are affiliated with the Company through common ownership.

  The Company leases residential real estate, automobiles, computer equipment, and furniture and equipment from Southern Investments on a month-to-month basis. Rent expense related to these operating leases totaled approximately $363,000, $278,000 and $183,000 for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, respectively.

  Following is a schedule of amounts due from stockholders and affiliates (in thousands):

                                                                   DECEMBER 31,
                                                                       1995
                                                                   ------------
      Stockholders................................................    $  881
      Southern Investments........................................       102
      DGI.........................................................        42
      EMTI........................................................         5
      STI.........................................................        61
                                                                      ------
                                                                      $1,091
                                                                      ======

  At December 31, 1995, the Company had an amount due to an affiliate, Southern Alloy of America, Inc., of $562,000.

  Included in interest expense and interest income in the accompanying financial statements is interest income (expense) from (to) related parties (including allocated interest expense) as follows (in thousands):

                                                                    FOR THE
                                                FROM (TO)         PERIOD FROM
                                              DECEMBER 31,      JANUARY 1, 1996
                                                --------------   TO AUGUST 12,
                                                 1994    1995        1996
                                                ------  ------  ---------------
      Southern Alloy of America, Inc........... $  (99) $  (94)      $(57)
      Southern Investments.....................     12     --         --
                                                ------  ------       ----
                                                $  (87) $  (94)      $(57)
                                                ======  ======       ====

                                  SOMAR, INC.

  In 1994 and 1995 and for the period from January 1, 1996 to August 12, 1996, the Company was allocated interest expense from Southern Alloy of America, Inc., amounting to approximately $99,000, $94,000 and $57,000, respectively.

  The Company's senior management are employees of DGI. DGI charges the Company for services provided by these individuals. These expenses amounted to approximately $1,132,000, $1,136,000 and $744,000 in 1994 and 1995 and for the
period from January 1, 1996 to August 12, 1996, respectively.

  The Company has guaranteed a line of credit agreement for Southern Alloy of America, Inc. The outstanding balance under this agreement amounted to $1,424,000 at December 31, 1995. The guarantee related to this line of credit agreement is not being assumed in connection with the sale of the business discussed in Note 1.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NBG Services, Inc.:

We have audited the accompanying balance sheet of NBG Services, Inc. (a Massachusetts corporation--see Note 1) as of December 29, 1995, and the related statements of income, shareholders' equity and cash flows for each of the two fiscal years in the period ended December 29, 1995 and for the period from December 30, 1995 to August 12, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBG Services, Inc. as of December 29, 1995, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 29, 1995, and for the period from December 30, 1995 to August 12, 1996, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen LLP

Philadelphia, Pa.,
 September 30, 1996

                               NBG SERVICES, INC.

                                 BALANCE SHEET

                            AS OF DECEMBER 29, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................. $  700
  Short-term investments................................................    210
  Accounts receivable, net of reserve of $90............................  1,757
  Prepaid expenses and other............................................    129
                                                                         ------
    Total current assets................................................  2,796
PROPERTY AND EQUIPMENT, net.............................................  1,336
OTHER ASSETS............................................................    102
                                                                         ------
    Total assets........................................................ $4,234
                                                                         ======
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of capital lease obligations.......................... $  277
  Demand note...........................................................    500
  Accounts payable......................................................    212
  Accrued expenses......................................................    537
                                                                         ------
    Total current liabilities...........................................  1,526
                                                                         ======
CAPITAL LEASE OBLIGATIONS...............................................    454
                                                                         ------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Common stock, no par value; 10,000 shares authorized; 100 shares is-
   sued and outstanding.................................................    --
  Retained earnings.....................................................  2,254
                                                                         ======
    Total shareholders' equity..........................................  2,254
                                                                         ======
    Total liabilities and shareholders' equity.......................... $4,234
                                                                         ======

         The accompanying notes are an integral part of this statement.

                               NBG SERVICES, INC.

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                     FOR THE
                                                                   PERIOD FROM
                                          FOR THE FISCAL YEAR ENDEDDECEMBER 30,
                                         -------------------------   1995 TO
                                         DECEMBER 30, DECEMBER 29,  AUGUST 12,
                                             1994         1995         1996
                                         ------------ ------------ ------------
REVENUES................................    $5,778      $12,829      $11,311
                                            ------      -------      -------
OPERATING EXPENSES:
  Cost of services......................     4,259        8,572        7,686
  Selling, general and administrative
   expenses.............................     1,443        2,115        1,645
                                            ------      -------      -------
    Total operating expenses............     5,702       10,687        9,331
                                            ------      -------      -------
    Operating income....................        76        2,142        1,980
INTEREST INCOME.........................        17           19           37
INTEREST EXPENSE........................       (60)         (55)         (70)
                                            ------      -------      -------
    Income before income taxes..........        33        2,106        1,947
INCOME TAXES............................       --           --           (79)
                                            ------      -------      -------
NET INCOME..............................    $   33      $ 2,106      $ 1,868
                                            ======      =======      =======
PRO FORMA DATA (UNAUDITED):
  Historical net income.................    $   33      $ 2,106      $ 1,868
  Pro forma provision for income taxes..        25          864          765
                                            ------      -------      -------
  Pro forma net income..................    $    8      $ 1,242      $ 1,103
                                            ======      =======      =======

        The accompanying notes are an integral part of these statements.

                               NBG SERVICES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                                                      TOTAL
                                                         RETAINED SHAREHOLDERS'
                                           SHARES AMOUNT EARNINGS    EQUITY
                                           ------ ------ -------- -------------
BALANCE, JANUARY 1, 1994..................  100   $ --    $  363     $  363
  Net income..............................  --      --        33         33
                                            ---   -----   ------     ------
BALANCE, DECEMBER 30, 1994................  100     --       396        396
  Net income..............................  --      --     2,106      2,106
  Distributions...........................  --      --      (248)      (248)
                                            ---   -----   ------     ------
BALANCE, DECEMBER 29, 1995................  100     --     2,254      2,254
  Net income..............................  --      --     1,868      1,868
  Distributions...........................  --      --      (895)      (895)
  Net unrealized gain on short-term in-
   vestments..............................  --      --        20         20
                                            ---   -----   ------     ------
BALANCE, AUGUST 12, 1996..................  100   $ --    $3,247     $3,247
                                            ===   =====   ======     ======

        The accompanying notes are an integral part of these statements.

                               NBG SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                                    PERIOD FROM
                                           FOR THE FISCAL YEAR ENDEDDECEMBER 30,
                                          -------------------------   1995 TO
                                          DECEMBER 30, DECEMBER 29,  AUGUST 12,
                                              1994         1995         1996
                                          ------------ ------------ ------------
OPERATING ACTIVITIES:
  Net income............................     $  33       $ 2,106       $1,868
  Adjustments to reconcile net income to
   net cash provided by operating
   activities--
   Depreciation and amortization........       205           319          273
   Provision for loss on accounts
    receivable..........................        37           113          --
  Changes in operating assets and
   liabilities--
   Accounts receivable..................      (182)       (1,343)        (952)
   Due from TeleSpectrum Worldwide
    Inc.................................       --            --           (62)
   Prepaid expenses and other...........       (46)         (106)         (91)
   Accounts payable.....................        93            16          184
   Accrued expenses.....................        75           278          114
                                             -----       -------       ------
    Net cash provided by operating
     activities.........................       215         1,383        1,334
                                             -----       -------       ------
INVESTING ACTIVITIES:
  Purchase of short-term investments....       (35)         (205)         --
  Proceeds from short-term investments..        62             9           45
  Purchases of property and equipment...       (69)         (398)        (126)
                                             -----       -------       ------
    Net cash used in investing
     activities.........................       (42)         (594)         (81)
                                             -----       -------       ------
FINANCING ACTIVITIES:
  Bank overdraft........................        82           (82)         --
  Repayment of capital lease
   obligations..........................      (264)         (259)        (260)
  Proceeds from demand note.............       --            500          --
  Repayment of demand note..............       --            --          (500)
  Distributions to shareholders.........       --           (248)        (120)
                                             -----       -------       ------
    Net cash used in financing
     activities.........................      (182)          (89)        (880)
                                             -----       -------       ------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................        (9)          700          373
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD.................................         9           --           700
                                             -----       -------       ------
CASH AND CASH EQUIVALENTS,END OF
 PERIOD.................................     $ --        $   700       $1,073
                                             =====       =======       ======

        The accompanying notes are an integral part of these statements.

                               NBG SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

 Industry Information

  RG Associates, Inc., d/b/a NBG Services, Inc., was incorporated in June 1991. In April 1996, RG Associates, Inc., d/b/a NBG Services, Inc., amended its Articles of Incorporation to change the name of the corporation to NBG Services, Inc. (the "Company"). The Company provides outbound telemarketing data processing and fulfillment services in the financial services, telecommunications and high technology industries.

  On August 12, 1996, the Company sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. NBG is a predecessor company to TeleSpectrum Worldwide Inc.

  The Company operates on a fifty-two, fifty-three week fiscal year ending on the last Friday of the calendar year.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition and Concentration of Credit Risk

  The Company recognizes revenues as services are performed for its clients. Cash received in advance of services performed is deferred and recorded as deferred revenue in the accompanying balance sheet. For the fiscal years ended December 30, 1994 and December 29, 1995, and for the period from December 30, 1995 to August 12, 1996, the Company had two clients for each period, that accounted for more than 10% of the Company's revenues. For the fiscal year ended December 30, 1994, the two clients accounted for 13% and 77% of the Company's revenues, respectively. For the fiscal year ended December 29, 1995, the two clients accounted for 40% and 53% of the Company's revenues, respectively. For the period from December 30, 1995 to August 12, 1996, the two clients accounted for 30% and 64% of the Company's revenue, respectively. The loss of either of these significant clients would have a material adverse effect on the Company's business.

  The concentration of credit risk is limited to trade accounts receivables and is subject to the financial conditions of the Company's clients. The Company does not require collateral or other securities to support customer receivables.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 29, 1995, cash equivalents consist of money market accounts.

 Short-Term Investments

  Investments are held at market value, and at December 29, 1995, were classified as short-term. Short-term investments, at December 29, 1995 consisted of $196,000 in common stocks and $14,000 of mutual funds.

  Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such decision at each balance sheet date. At December 29, 1995, all short-term investments were classified as available-for-sale. Available-for-sale securities are carried

                               NBG SERVICES, INC.

at fair value, based on quoted market prices with unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity. At December 29, 1995, there were no significant unrealized holding gains or losses. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the statement of income.

 Property and Equipment

  Property and equipment are recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the term of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives or the lease term, whichever is shorter.

  Expenditures for maintenance, repairs and betterments that do not prolong the useful life of an asset have been charged to operations as incurred. Additions and betterments that substantially extend the useful life of the asset are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in income.

 Statement of Cash Flows

  For the fiscal years ended December 30, 1994 and December 29, 1995, and for the period from December 30, 1995 to August 12, 1996, the Company paid interest of $60,000, $55,000 and $70,000, respectively.

  For the fiscal years ended December 30, 1994 and December 29, 1995, and for the period from December 30, 1995 to August 12, 1996, the Company financed equipment purchases with capital leases of $302,000, $440,000 and $854,000, respectively.

 Income Taxes

  The Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the shareholders' tax returns. Therefore, no provision for federal taxes had been made for the fiscal years ended December 30, 1994 and December 29, 1995, and for the period from December 30, 1995 to August 12, 1996. A provision of $79,000 for the period from December 30, 1995 to August 12, 1996 for state income taxes had been made in accordance with a Massachusetts state tax for 4.5% of cash basis net income which is levied on S Corporations with greater than $9 million of revenue.

  The Company was on the cash basis of accounting for income tax reporting purposes and on the accrual basis for financial reporting purposes. Therefore, the Company reports certain income and expense items for income tax purposes on a basis different from that reflected in the accompanying financial statements. At December 29, 1995, the Company's financial reporting basis of the net assets exceeded the tax basis of the net assets by approximately $1.5 million.

 Fair Value of Financial Instruments

  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value due to the short-term nature of those instruments. The carrying amount of the demand note and capital lease obligations approximates fair value at December 29, 1995.

                               NBG SERVICES, INC.

Pro Forma Data (Unaudited)

Given the sale of the business, for informational purposes, the accompanying statements of income include an unaudited pro forma adjustment for income taxes that would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective periods. The differences between the federal statutory income tax rate and the pro forma income tax rate primarily relates to state and local income taxes and expenses not deductible for tax purposes.

2. PROPERTY AND EQUIPMENT:

                                                          USEFUL  DECEMBER 29,
                                                          LIVES       1995
                                                          ------  ------------
                                                                 (IN THOUSANDS)
      Telemarketing equipment............................    5       $1,845
      Furniture and office equipment.....................    7          195
      Leasehold improvements.............................    7           50
                                                                     ------
                                                                      2,090
      Less--Accumulated depreciation and amortization....              (754)
                                                                     ------
                                                                     $1,336
                                                                     ======

Depreciation and amortization expense for the fiscal years ended December 30, 1994 and December 29, 1995, and for the period from December 30, 1995 to August 12, 1996, was $205,000, $319,000 and $273,000, respectively.

3. ACCRUED EXPENSES:

                                                                  DECEMBER 29,
                                                                      1995
                                                                 --------------
                                                                 (IN THOUSANDS)
      Accrued compensation......................................      $174
      Accrued profit sharing....................................       139
      Accrued telephone.........................................        77
      Accrued other.............................................       147
                                                                      ----
                                                                      $537
                                                                      ====

4. DEBT:

                                                                  DECEMBER 29,
                                                                      1995
                                                                 --------------
                                                                 (IN THOUSANDS)
      Demand note...............................................     $  500
      Capitalized lease obligations (Note 5)....................        731
                                                                     ------
                                                                      1,231
      Less--Current portion.....................................       (777)
                                                                     ------
                                                                     $  454
                                                                     ======

On December 29, 1995, the Company borrowed $500,000 from a bank under a demand note that bears interest at prime rate (8.5% at December 29, 1995). The note was repaid on March 29, 1996. Interest expense on this note was $15,000 for the period from December 30, 1995 to August 12, 1996.

                               NBG SERVICES, INC.

The Company has a line of credit with a bank that provides for maximum borrowings of $500,000. The line is collateralized by all of the assets of the Company and is personally guaranteed by the shareholders. The line of credit expires on May 31, 1997. At December 29, 1995, there was no outstanding balance on this line of credit.

5. COMMITMENTS AND CONTINGENCIES:

The Company leases facilities and equipment under capital and noncancelable operating leases through December 2002. Interest rates on the capital leases range from 4% to 18%. Rent expense under operating leases for the fiscal years ended December 30, 1994 and December 29, 1995, and the period from December 30, 1995 to August 12, 1996, was $213,000, $331,000 and $343,000, respectively.

Future minimum lease payments under the Company's leases as of December 29, 1995, are as follows:

                                                              OPERATING CAPITAL
                                                               LEASES   LEASES
                                                              --------- -------
                                                               (IN THOUSANDS)
   1996......................................................  $  747    $ 328
   1997......................................................     512      277
   1998......................................................     514      154
   1999......................................................     524       57
   2000......................................................     470      --
   Thereafter................................................     462      --
                                                               ------    -----
   Total minimum lease payments..............................  $3,229      816
                                                               ======
   Less--Amount representing interest........................              (85)
                                                                         -----
   Present value of future minimum lease payments............              731
   Less- Current portion of principal payments...............             (277)
                                                                         -----
                                                                         $ 454
                                                                         =====

The Company subleases two of its facilities under noncancelable operating leases through December 31, 1996. Total minimum lease payments have not been reduced by the minimum sublease rentals of $90,000 due to the Company under these two noncancelable subleases.

6. EMPLOYEE BENEFIT PLANS:

The Company sponsors a noncontributory profit sharing plan for employees. The Company's contributions to the plan are at the discretion of the Board of Directors. For the fiscal years ended December 30, 1994 and December 29, 1995, the Company's discretionary contributions to the plan were $110,000 and $139,000, respectively. There were no contributions to the plan for the period from December 30, 1995 to August 12, 1996.

On January 1, 1996, the Company adopted a defined contribution 401(k) savings plan. The plan provides for a matching contribution by the Company based on employee contributions. Additional Company contributions may be made at the discretion of management. For the period from December 30, 1995 to August 12, 1996, the Company contributed $10,000 to the plan.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harris Direct Marketing, Inc. and Harris Fulfillment, Inc.:

  We have audited the accompanying combined balance sheet of Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. (Pennsylvania corporations) as of December 31, 1995, and the related combined statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen LLP

Philadelphia, Pa.,
 September 30, 1996

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

                             COMBINED BALANCE SHEET

                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................... $ 2,919
  Accounts receivable, net of reserve of $161.........................   2,930
  Prepaid expenses and other..........................................     651
                                                                       -------
    Total current assets..............................................   6,500
PROPERTY AND EQUIPMENT, net...........................................   4,139
OTHER ASSETS..........................................................     164
                                                                       -------
    Total assets...................................................... $10,803
                                                                       =======
                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt................................... $   299
  Accounts payable....................................................     362
  Accrued expenses....................................................     635
  Customer advances...................................................   1,463
                                                                       -------
    Total current liabilities.........................................   2,759
                                                                       -------
LONG-TERM DEBT........................................................   1,530
                                                                       -------
DEFERRED RENT.........................................................     120
                                                                       -------
OTHER NONCURRENT LIABILITIES..........................................      19
                                                                       -------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
  Common stock (Harris Direct Marketing, Inc.), no par value, 10,000
   shares authorized, 99 shares issued................................       1
  Common stock (Harris Fulfillment, Inc.), $1 par value, 1,000 shares
   authorized, 111- 1/9 shares issued and outstanding.................     --
  Additional paid-in capital..........................................      45
  Retained earnings...................................................   6,454
  Treasury stock, at cost.............................................    (125)
                                                                       -------
    Total shareholders' equity........................................   6,375
                                                                       -------
    Total liabilities and shareholders' equity........................ $10,803
                                                                       =======

         The accompanying notes are an integral part of this statement.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

                         COMBINED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                      FOR THE       PERIOD FROM
                                                    YEAR ENDED      JANUARY 1,
                                                    DECEMBER 31       1996 TO
                                                  ----------------  AUGUST 12,
                                                   1994     1995       1996
                                                  -------  -------  -----------
REVENUES......................................... $10,115  $12,690    $6,304
                                                  -------  -------    ------
OPERATING EXPENSES:
  Cost of services...............................   5,530    6,402     3,140
  Selling, general and administrative expenses...   2,680    2,986     1,986
                                                  -------  -------    ------
    Total operating expenses.....................   8,210    9,388     5,126
                                                  -------  -------    ------
    Operating income.............................   1,905    3,302     1,178
INTEREST INCOME..................................       9       70        53
INTEREST EXPENSE.................................    (195)    (214)      (97)
                                                  -------  -------    ------
NET INCOME....................................... $ 1,719  $ 3,158    $1,134
                                                  =======  =======    ======
PRO FORMA DATA (UNAUDITED):
  Historical net income.......................... $ 1,719  $ 3,158    $1,134
  Pro forma provision for income taxes...........     784    1,425       511
                                                  -------  -------    ------
  Pro forma net income........................... $   935  $ 1,733    $  623
                                                  =======  =======    ======


        The accompanying notes are an integral part of these statements.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                        HARRIS DIRECT               HARRIS
                       MARKETING, INC.         FULFILLMENT, INC.
                         COMMON STOCK            COMMON STOCK       ADDITIONAL                         TOTAL
                         ------------------    -------------------   PAID-IN   RETAINED  TREASURY  SHAREHOLDERS'
                         SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL   EARNINGS   STOCK       EQUITY
                         -------    -------    ---------- --------  ---------- --------  --------  -------------
BALANCE, JANUARY 1,
 1994...................         99    $     1    111-1/9   $   --         $45   $3,086     $(125)        $3,007
  Net income............        --         --         --        --         --     1,719       --           1,719
  Distributions.........        --         --         --        --         --      (146)      --            (146)
                            -------    ------- ----------   -------        ---   ------     -----         ------
BALANCE, DECEMBER 31,
 1994...................         99          1    111-1/9       --          45    4,659      (125)         4,580
  Net income............        --         --         --        --         --     3,158       --           3,158
  Distributions.........        --         --         --        --         --    (1,363)      --          (1,363)
                            -------    ------- ----------   -------        ---   ------     -----         ------
BALANCE, DECEMBER 31,
 1995...................         99          1    111-1/9       --          45    6,454      (125)         6,375
  Net income............        --         --         --        --         --     1,134       --           1,134
  Distributions.........        --         --         --        --         --    (1,575)      --          (1,575)
                            -------    ------- ----------   -------        ---   ------     -----         ------
BALANCE, AUGUST 12,
 1996...................         99    $     1    111-1/9   $   --         $45   $6,013     $(125)        $5,934
                            =======    ======= ==========   =======        ===   ======     =====         ======


        The accompanying notes are an integral part of these statements.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE
                                                    FOR THE        PERIOD FROM
                                                  YEAR ENDED       JANUARY 1,
                                                  DECEMBER 31        1996 TO
                                                   --------------  AUGUST 12,
                                                    1994    1995      1996
                                                   ------  ------  -----------
OPERATING ACTIVITIES:
  Net income...................................... $1,719  $3,158       $1,134
  Adjustments to reconcile net income to net cash
   provided by operating activities--
   Depreciation and amortization..................    527     591          347
   Provision for loss on accounts receivable......     25     136           36
   Provision for deferred rent....................     94       4           18
   Changes in operating assets and liabilities--
    Accounts receivable...........................   (628)   (195)          65
    Prepaid expenses and other....................    (51)   (159)         209
    Accounts payable..............................   (152)     24          (33)
    Accrued expenses..............................    160       3         (164)
    Customer advances.............................    189     587         (810)
                                                   ------  ------       ------
     Net cash provided by operating activities....  1,883   4,149          802
                                                   ------  ------       ------
INVESTING ACTIVITIES:
  Purchases of property and equipment.............   (903)   (460)        (289)
                                                   ------  ------       ------
     Net cash used in investing activities........   (903)   (460)        (289)
                                                   ------  ------       ------
FINANCING ACTIVITIES:
  Repayments on lines of credit...................   (250)    --           --
  Repayment of long-term debt.....................   (360)   (382)        (170)
  Proceeds from long-term debt....................    417     --            16
  Shareholder distributions.......................   (146) (1,363)      (1,575)
                                                   ------  ------       ------
     Net cash used in financing activities........   (339) (1,745)      (1,729)
                                                   ------  ------       ------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................    641   1,944       (1,216)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....    334     975        2,919
                                                   ------  ------       ------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......... $  975  $2,919       $1,703
                                                   ======  ======       ======

        The accompanying notes are an integral part of these statements.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

 Industry Information

  Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. (together, the "Company") are a regional, vertically integrated direct mail and fulfillment organization that provides its services primarily to companies in the pharmaceutical, financial services and insurance industries.

  On August 12, 1996, the Company sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. are predecessor companies to TeleSpectrum Worldwide Inc.

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition and Concentration of Credit Risk

  The Company recognizes revenues on programs as services are performed for its clients based upon hours incurred. Cash received in advance of services performed is deferred and recorded as customer advances in the accompanying balance sheet. For the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, the Company had one customer in the pharmaceutical industry that accounted for 32.0%, 44.0% and 48.0%, respectively, of the Company's revenues. The loss of this significant customer would have a material adverse effect on the Company's business.

  The concentration of credit risk is limited to trade accounts receivables and is subject to the financial conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At the balance sheet date, cash equivalents were composed primarily of investments in money market funds.

  The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits and believes that it is not exposed to any significant risks on these cash accounts.

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

  Expenditures for maintenance, repairs and improvements that do not prolong the useful life of an asset have been charged to operations as incurred. Additions and betterments that substantially extend the useful life of the asset are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in income.

 Statement of Cash Flows

  For the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, the Company paid interest of $197,000, $222,000 and $88,000, respectively.

 Income Taxes

  The Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the shareholders' tax returns. The Company had also elected S Corporation status for state income tax purposes. Therefore, no provision for federal and state income taxes had been made for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996.

  The Company reported certain income and expense items for income tax purposes on a basis different from that reflected in the accompanying financial statements. The principal differences relate to timing of the recognition of bad debt expense, and the use of accelerated methods of depreciation for income tax purposes. At December 31, 1995, the Company's financial reporting basis of the net assets exceeds the tax basis of the net assets by approximately $300,000.

 Fair Value of Financial Instruments

  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long-term debt obligations approximates fair value at the balance sheet date.

 Pro Forma Data (Unaudited)

  Given the sale of the business, for informational purposes, the accompanying statements of income include an unaudited pro forma adjustment for income taxes that would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective periods. The differences between the federal statutory income tax rate and the pro forma income tax rate primarily relates to state and local income taxes and expenses not deductible for tax purposes.

2. PREPAID EXPENSES AND OTHER:

                                                                  DECEMBER 31,
                                                                      1995
                                                                 --------------
                                                                 (IN THOUSANDS)
      Prepaid postage...........................................      $498
      Other.....................................................       153
                                                                      ----
                                                                      $651
                                                                      ====

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

3. PROPERTY AND EQUIPMENT:

                                                          USEFUL  DECEMBER 31,
                                                          LIVES       1995
                                                          ------ --------------
                                                                 (IN THOUSANDS)
      Machinery and equipment............................  5-10      $3,543
      Furniture and office equipment.....................  5-10         969
      Building and building improvements................. 10-30       2,345
      Leasehold improvements.............................    15          41
      Land...............................................                80
                                                                     ------
                                                                      6,978
      Less--Accumulated depreciation and amortization....            (2,839)
                                                                     ------
                                                                     $4,139
                                                                     ======

  Depreciation expense for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, was $527,000, $591,000 and $347,000, respectively.

4. ACCRUED EXPENSES:

                                                                  DECEMBER 31,
                                                                      1995
                                                                 --------------
                                                                 (IN THOUSANDS)
      Accrued vacation..........................................      $210
      Accrued compensation......................................       161
      Accrued other.............................................       264
                                                                      ----
                                                                      $635
                                                                      ====

5. LINES OF CREDIT:

  The Company had two lines of credit with the same bank that expired in April 1996 and had a combined borrowing limit of $850,000. The lines bear interest at the bank's prime rate (8.25% at December 31, 1995). The Company had no outstanding balances on the lines of credit at December 31, 1995. The maximum borrowed under the lines was $850,000 in 1995, and the average amount outstanding was $212,000 in 1995. The weighted average interest rate during 1995 was approximately 9.0%.

6. LONG-TERM DEBT:

                                                                 DECEMBER 31,
                                                                     1995
                                                                --------------
                                                                (IN THOUSANDS)
      Mortgage payable to bank, payable in variable monthly
       installments including interest at the bank's prime
       rate plus .75% (10.25% at December 31, 1995) through
       June 2005..............................................      $1,245
      Note payable to bank, payable in monthly installments of
       $17,000 plus interest at 8.25% through October 1998....         584
                                                                    ------
                                                                     1,829
      Less--Current portion...................................         299
                                                                    ------
                                                                    $1,530
                                                                    ======

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

  The mortgage and notes payable are with the same bank and are collateralized by all of the Company's assets. Minimum principal repayments of long-term debt as of December 31, 1995, are as follows (in thousands):

      1996............................................................... $  299
      1997...............................................................    298
      1998...............................................................    273
      1999...............................................................    112
      2000...............................................................    124
      Thereafter.........................................................    723
                                                                          ------
                                                                          $1,829
                                                                          ======

7. COMMITMENTS AND CONTINGENCIES:

  The Company leases facilities through August 31, 2002. Rent expense under operating leases for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, was $568,000, $583,000 and $351,000, respectively.

  Future minimum lease payments under the Company's operating leases as of December 31, 1995, are as follows (in thousands):

                                                                      OPERATING
                                                                       LEASES
                                                                      ---------
      1996...........................................................  $  567
      1997...........................................................     357
      1998...........................................................     388
      1999...........................................................     433
      2000...........................................................     464
      Thereafter.....................................................     821
                                                                       ------
      Total minimum lease payments...................................  $3,030
                                                                       ======

  The Company is party to various claims and other matters arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

8. PROFIT SHARING PLAN:

  The Company has a noncontributory profit sharing plan to provide retirement benefits to its eligible employees. The amount of the Company's contribution is determined at the discretion of the Company's Board of Directors. For the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, the Company contributed $55,000, $49,000 and $0, respectively, to the profit sharing plan.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Reich Group Companies:

  We have audited the accompanying combined balance sheet of The Reich Group Companies identified in Note 1 as of December 31, 1995, and the related combined statements of income, shareholder's equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of The Reich Group Companies as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen LLP

Philadelphia, Pa.,
 September 30, 1996

                           THE REICH GROUP COMPANIES

                             COMBINED BALANCE SHEET

                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                 ASSETS
CURRENT ASSETS:
  Cash.................................................................. $  220
  Accounts receivable, net of reserve of $73............................  2,544
  Due from shareholder..................................................    132
  Prepaid expenses and other............................................     79
                                                                         ------
    Total current assets................................................  2,975
PROPERTY AND EQUIPMENT, net.............................................  1,328
OTHER ASSETS............................................................     15
                                                                         ------
    Total assets........................................................ $4,318
                                                                         ======
                  LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt..................................... $  155
  Current portion of deferred rent......................................     68
  Accounts payable......................................................    930
  Accrued salaries and wages............................................    363
  Notes payable to shareholder..........................................    570
  Other current liabilities.............................................     68
                                                                         ------
    Total current liabilities...........................................  2,154
                                                                         ------
LONG-TERM DEBT..........................................................    371
                                                                         ------
DEFERRED RENT...........................................................    125
                                                                         ------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDER'S EQUITY:
  Common stock (see Note 8).............................................      2
  Additional paid-in capital............................................    450
  Retained earnings.....................................................  1,455
  Treasury stock, at cost (TRG/Communications, Inc., 150 shares)........   (239)
                                                                         ------
    Total shareholder's equity..........................................  1,668
                                                                         ------
    Total liabilities and shareholder's equity.......................... $4,318
                                                                         ======

         The accompanying notes are an integral part of this statement.

                           THE REICH GROUP COMPANIES

                         COMBINED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                    FOR THE         PERIOD FROM
                                                   YEAR ENDED       JANUARY 1,
                                                  DECEMBER 31         1996 TO
                                                   ---------------  AUGUST 12,
                                                    1994    1995       1996
                                                   ------  -------  -----------
REVENUES.......................................... $5,424  $12,253    $14,558
                                                   ------  -------    -------
OPERATING EXPENSES:
  Cost of services................................  4,225    7,836      8,550
  Selling, general and administrative expenses....    976    2,534      1,466
                                                   ------  -------    -------
    Total operating expenses......................  5,201   10,370     10,016
                                                   ------  -------    -------
    Operating income..............................    223    1,883      4,542
INTEREST INCOME...................................     13       14         19
INTEREST EXPENSE..................................    (37)     (57)       (50)
                                                   ------  -------    -------
NET INCOME........................................ $  199  $ 1,840    $ 4,511
                                                   ======  =======    =======
PRO FORMA DATA (UNAUDITED):
  Historical net income........................... $  199  $ 1,840    $ 4,511
  Pro forma provision for income taxes............     97      746      1,840
                                                   ------  -------    -------
  Pro forma net income............................ $  102  $ 1,094    $ 2,671
                                                   ======  =======    =======


        The accompanying notes are an integral part of these statements.

                           THE REICH GROUP COMPANIES

             COMBINED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                     THE REICH                       DIALDIRECT TELE-    TRG/COMMUNI-  INSUREDIRECT
                    GROUP, INC.  DIALDIRECT, INC.     MARKETING, LTD.    CATIONS, INC.  AGENCY INC.
                   COMMON STOCK    COMMON STOCK        COMMON STOCK      COMMON STOCK  COMMON STOCK  ADDITIONAL RETAINED
                   ------------- ------------------  ------------------  ------------- -------------  PAID-IN   EARNINGS  TREASURY
                   SHARES AMOUNT  SHARES    AMOUNT    SHARES    AMOUNT   SHARES AMOUNT SHARES AMOUNT  CAPITAL   (DEFICIT)  STOCK
                   ------ ------ --------  --------  --------  --------  ------ ------ ------ ------ ---------- --------- --------
BALANCE, JANUARY
1, 1994..........   100    $--        100   $    --       100   $    --   150    $  2   100    $--      $350     $  (584)  $(239)
 Net income......   --      --        --         --       --         --   --      --    --      --       --          199     --
                    ---    ----   -------   --------  -------   --------  ---    ----   ---    ----     ----     -------   -----
BALANCE, DECEMBER
31, 1994.........   100     --        100        --       100        --   150       2   100     --       350        (385)   (239)
 Capital
 contribution to
 DialDirect
 Telemarketing,
 Ltd. by
 shareholder.....   --      --        --         --       --         --   --      --    --      --       100         --      --
 Net income......   --      --        --         --       --         --   --      --    --      --       --        1,840     --
                    ---    ----   -------   --------  -------   --------  ---    ----   ---    ----     ----     -------   -----
BALANCE, DECEMBER
31, 1995.........   100     --        100        --       100        --   150       2   100     --       450       1,455    (239)
 Net income......   --      --        --         --       --         --   --      --    --      --       --        4,511     --
 Distribution to
 shareholder.....   --      --        --         --       --         --   --      --    --      --       --       (1,770)    --
                    ---    ----   -------   --------  -------   --------  ---    ----   ---    ----     ----     -------   -----
BALANCE, AUGUST
12, 1996.........   100    $--        100   $    --       100   $    --   150    $  2   100    $--      $450     $ 4,196   $(239)
                    ===    ====   =======   ========  =======   ========  ===    ====   ===    ====     ====     =======   =====
                       TOTAL
                   SHAREHOLDER'S
                      EQUITY
                     (DEFICIT)
                   -------------
BALANCE, JANUARY
1, 1994..........     $ (471)
 Net income......        199
                   -------------
BALANCE, DECEMBER
31, 1994.........       (272)
 Capital
 contribution to
 DialDirect
 Telemarketing,
 Ltd. by
 shareholder.....        100
 Net income......      1,840
                   -------------
BALANCE, DECEMBER
31, 1995.........      1,668
 Net income......      4,511
 Distribution to
 shareholder.....     (1,770)
                   -------------
BALANCE, AUGUST
12, 1996.........     $4,409
                   =============

       The accompanying notes are an integral part of these statements.

                           THE REICH GROUP COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                     FOR THE        PERIOD FROM
                                                   YEAR ENDED       JANUARY 1,
                                                   DECEMBER 31        1996 TO
                                                      ------------  AUGUST 12,
                                                      1994   1995      1996
                                                      ----  ------  -----------
OPERATING ACTIVITIES:
  Net income......................................... $199  $1,840    $4,511
  Adjustments to reconcile net income to net cash
   provided by operating activities-
   Depreciation and amortization.....................  143     220       279
   Amortization of deferred rent.....................  (68)    (68)      (40)
   Loss on disposal of property......................    1       7       --
   Changes in operating assets and liabilities--
    Accounts receivable.............................. (193) (1,853)   (2,025)
    Due from shareholder.............................  (40)    (83)       (5)
    Prepaid expenses and other assets................  (33)     (2)      (81)
    Accounts payable.................................   88     560      (264)
    Accrued salaries and wages.......................   37     235       196
    Other current liabilities........................   85    (111)      (36)
                                                      ----  ------    ------
     Net cash provided by operating activities.......  219     745     2,535
                                                      ----  ------    ------
INVESTING ACTIVITIES:
  Purchase of property and equipment, net of capital
   lease obligations of $95 in 1995 and $250 in
   1996.............................................. (138) (1,212)     (935)
                                                      ----  ------    ------
     Net cash used in investing activities........... (138) (1,212)     (935)
                                                      ----  ------    ------
FINANCING ACTIVITIES:
  Net borrowings (repayments) on line of credit......   10     (70)      700
  Repayment of long-term debt........................  (88)   (109)     (133)
  Proceeds from long-term debt.......................  --      165       --
  Capital contribution to DialDirect TeleMarketing,
   Ltd. from shareholder.............................  --      100       --
  Proceeds from (repayment of) notes payable to
   shareholder.......................................  --      570      (500)
  Distribution to shareholder........................  --      --     (1,770)
                                                      ----  ------    ------
     Net cash provided by (used in) financing activi-
      ties...........................................  (78)    656    (1,703)
                                                      ----  ------    ------
  NET INCREASE (DECREASE) IN CASH....................    3     189      (103)
  CASH, BEGINNING OF PERIOD..........................   28      31       220
                                                      ----  ------    ------
  CASH, END OF PERIOD................................ $ 31  $  220    $  117
                                                      ====  ======    ======

        The accompanying notes are an integral part of these statements.

                           THE REICH GROUP COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

 Industry Information

  The Reich Group Companies (the "Company") offers telemarketing services to clients in the financial services, insurance, telecommunications and publishing industries. In 1995, the Company derived 93% of its revenue from telemarketing activities.

  On August 12, 1996, the Company sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. The Reich Group Companies are predecessor companies to TeleSpectrum Worldwide Inc.

  The 1994 and 1995 financial statements reflect the combined financial position, results of operations and cash flows of The Reich Group, Inc., DialDirect, Inc., DialDirect Telemarketing, LTD., TRG/Communications, Inc. and InsureDirect Agency, Inc. The accompanying financial statements are presented on a combined basis, as all companies are owned by the same shareholder. The financial statements reflect the elimination of all significant intercompany accounts and transactions.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition and Concentration of Credit Risk

  The Company recognizes revenues on programs as services are performed for customers, generally based upon hours incurred. For the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, the Company had two, four and three clients, respectively, that each accounted for more than 10% of the Company's revenues. For the year ended December 31, 1994, the two clients accounted for 47% and 24% of the Company's revenues, respectively. For the year ended December 31, 1995, the four clients accounted for 46%, 12%, 15% and 15% of the Company's revenues, respectively. For the period from January 1, 1996 to August 12, 1996, the three clients accounted for 45%, 11% and 34% of the Company's revenues, respectively. The loss of one or more of these major clients could have a materially adverse effect on the Company's business.

  The concentration of credit risk is limited to trade accounts receivables and is subject to the financial conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables.

 Cash

  The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced losses from maintaining cash accounts in excess of federally insured limits. The Company believes that it is not exposed to significant credit risk in relation to these cash accounts.

 Property and Equipment

  Property and equipment are recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the term of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of five to seven years.

                           THE REICH GROUP COMPANIES

  Expenditures for maintenance, repairs and improvements that do not prolong the useful life of an asset have been charged to expense as incurred. Additions and betterments that extend the useful life of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in income.

 Profit Sharing Plan

  The Company has a noncontributory profit sharing plan covering all eligible employees. Contributions to the plan are at the sole discretion of the management. Contributions of $62,000 were made for the year ended December 31, 1994. No contribution was made for the year ended December 31, 1995, or for the period from January 1, 1996 to August 12, 1996.

 Statement of Cash Flows

  For the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, the Company paid interest of $37,000, $57,000 and $50,000, respectively.

 Income Taxes

  The Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal or state income taxes, and the taxable income of the Company was included in the shareholder's tax returns. Therefore, no provision for federal and state income taxes has been made for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996.

  The Company was on the cash basis of accounting for income tax reporting purposes and on the accrual basis for financial reporting purposes. Therefore, the Company reported certain income and expense items for income tax purposes on a basis different from that reflected in the accompanying financial statements. At December 31, 1995, the Company's financial reporting basis of the net assets exceeds the tax basis of the net assets by approximately $934,000.

 Fair Value of Financial Instruments

  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long-term debt obligations approximates fair value at the balance sheet dates.

 Pro Forma Data (Unaudited)

  Given the sale of the business, for informational purposes, the accompanying statements of income include an unaudited pro forma adjustment for income taxes that would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective periods. The difference between the federal statutory income tax rate and the pro forma income tax rate primarily relates to state and local income taxes and expenses not deductible for tax purposes.

                           THE REICH GROUP COMPANIES

2. PROPERTY AND EQUIPMENT:

                                                          USEFUL  DECEMBER 31,
                                                          LIVES       1995
                                                          ------ --------------
                                                                 (IN THOUSANDS)
      Telemarketing equipment............................    5      $ 1,766
      Furniture and office equipment.....................  5-7          768
      Leasehold improvements.............................    7           76
                                                                    -------
                                                                      2,610
      Less--Accumulated depreciation and amortization....            (1,282)
                                                                    -------
                                                                    $ 1,328
                                                                    =======

  Depreciation expense for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, was $143,000, $220,000 and $279,000, respectively.

3. OTHER CURRENT LIABILITIES:

                                                                  DECEMBER 31,
                                                                      1995
                                                                 --------------
                                                                 (IN THOUSANDS)
      Advance billings..........................................      $60
      Other accrued liabilities.................................        8
                                                                      ---
                                                                      $68
                                                                      ===

4. LINE OF CREDIT:

  The Company has a revolving line of credit with a bank that provides for maximum borrowings of $700,000. Borrowings under the line are limited to 60% of eligible accounts receivable, as defined. The line is collateralized by the Company's accounts receivable and general intangibles, a second mortgage on the personal residences of the Company's shareholder and his wife and other personal assets of the Company's shareholder and his wife. The line is also personally guaranteed by the Company's shareholder and his wife. At December 31, 1995, there was no outstanding balance on this line of credit. Interest on the outstanding balance is payable monthly and accrues on borrowings under the revolving line of credit at the bank's base rate (10.5% at December 31, 1995).

  The agreement shall continue until all indebtedness to the bank has been repaid in full and the parties terminate the agreement.

                           THE REICH GROUP COMPANIES

5. LONG-TERM DEBT:

                                                                 DECEMBER 31,
                                                                     1995
                                                                --------------
                                                                (IN THOUSANDS)
   Note payable to bank, interest payable monthly at the
    bank's rate plus 1/2% (11% on December 31, 1995); princi-
    pal due in monthly installments of $4,000 through August
    1998; collateralized by accounts receivable, equipment and other assets of the Company and a second mortgage on the
    personal residences of the Company's shareholder and his
    wife; payment also guaranteed by the Company's shareholder
    and his wife..............................................      $ 105
   Note payable to regional industrial development authority, interest accrues at 5%; principal and interest due in
    monthly installments of $3,000 through August 2000; col-
    lateralized by specified furniture and equipment of the
    Company...................................................        155
   Payable to landlord, no stated interest (discounted at
    8.9%), unsecured, due in varying monthly installments from
    $3,000 to $4,000 through October 31, 1998.................         96
   Capitalized lease obligations (Note 6).....................        170
                                                                    -----
                                                                      526
   Less--Current portion......................................       (155)
                                                                    -----
                                                                    $ 371
                                                                    =====

  Minimum principal repayments of long-term debt as of December 31, 1995, excluding capitalized lease obligations (see Note 6), are as follows (in thousands):

      1996................................................................ $ 95
      1997................................................................  111
      1998................................................................   91
      1999................................................................   35
      2000................................................................   24
                                                                           ----
                                                                           $356
                                                                           ====

  In December 1995, the City of Wheeling, West Virginia, issued a commitment to provide $235,000 of financing at 5% interest for a term of five years. Additionally, the West Virginia Economic Development Authority issued a commitment to provide $500,000 of financing at prime less 4% (minimum rate of 5%) interest for a term of five years. Each loan is to be collateralized by the furniture and equipment in the Company's West Virginia facility.

  In 1995, the Company received a grant of $187,000 from the West Virginia Economic Development Authority as a reimbursement for certain costs in connection with the establishment of a calling center in West Virginia. The grant has been recorded as an offset to cost of services in the combined statement of income.

6. COMMITMENTS AND CONTINGENCIES:

  The Company leases facilities and equipment under capital and noncancelable operating leases with terms through 2000. Interest rates on the capital leases range from 11.0% to 15.5%. At December 31, 1995, the capital leases are collateralized by telemarketing equipment with a book value of $137,000 (net of accumulated amortization of $313,000). Rent expense under operating leases for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, was $140,000, $195,000, and $183,000, respectively.

                           THE REICH GROUP COMPANIES

  Future minimum lease payments under the Company's leases as of December 31, 1995, are as follows (in thousands):

                                                              OPERATING CAPITAL
                                                               LEASES   LEASES
                                                              --------- -------
      1996...................................................   $238     $ 78
      1997...................................................    220       78
      1998...................................................    188       44
      1999...................................................     11        1
      2000...................................................      1      --
                                                                ----     ----
      Total minimum lease payments...........................   $658      201
                                                                ====
      Less--Amount representing interest.....................             (31)
                                                                         ----
      Present value of future minimum lease payments.........             170
      Less--Current portion of principal payments............             (60)
                                                                         ----
                                                                         $110
                                                                         ====

  In February 1996, the Company entered into an additional capital lease for the acquisition of furniture and equipment for the Company's Delaware facility. The total amount of the future lease commitment was $250,000 with monthly payments of $8,000 for 36 months.

  In November and December 1995, the Company entered into two leases for new office space in connection with the expansion of its telemarketing facilities in Delaware and West Virginia. The lease for the Delaware facility commenced on January 1, 1996, with a minimum monthly rental payment of $6,000 for a term of three years. The lease for the West Virginia facility commenced on April 1, 1996, with a minimum monthly rental payment of $10,000 beginning June 15, 1996, for a term of five years.

  The Company is party to various claims and other matters arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

7. NOTES PAYABLE TO SHAREHOLDER:

  In December 1995, the Company received the proceeds from two demand notes payable to its shareholder for $500,000 (repaid subsequent to December 31, 1995) and $70,000, respectively. The remaining note of $70,000 accrues interest at 8%.

                           THE REICH GROUP COMPANIES

8. COMMON STOCK:

  The description of the Company's common stock is as follows:

                                                                   COMMON STOCK
                                                                    PAR VALUE
                                                                   ------------
   The Reich Group, Inc.
    $1 par value, 1,000 shares authorized, 100 shares issued and
     outstanding..................................................    $  100
   DialDirect, Inc.
    $1 par value, 1,000 shares authorized, 100 shares issued and
     outstanding..................................................       100
   DialDirect Telemarketing, Ltd.
    $1 par value, 1,000 shares authorized, 100 shares issued and
     outstanding..................................................       100
   TRG/Communications, Inc.
    $2,000 stated value, 150 shares outstanding...................     2,000
   InsureDirect Agency, Inc.
    $1 par value, 1,000 shares authorized, 100 shares issued and
     outstanding..................................................       100
                                                                      ------
                                                                      $2,400
                                                                      ======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Response Center, Inc. and The Tab House, Inc.:

  We have audited the accompanying combined balance sheet of The Response Center, Inc. and The Tab House, Inc. (Pennsylvania corporations) as of September 30, 1995, and the related combined statements of income, shareholders' equity and cash flows for each of the two fiscal years in the period ended September 30, 1995, and for the period from October 1, 1995 to August 12, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of The Response Center, Inc. and The Tab House, Inc. as of September 30, 1995, and the results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 1995, and for the period from October 1, 1995 to August 12, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the combined financial statements, the Company changed its method of accounting for marketable securities in fiscal 1995.

                                                  Arthur Andersen LLP

Philadelphia, Pa.,
 September 30, 1996

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

                             COMBINED BALANCE SHEET

                            AS OF SEPTEMBER 30, 1995

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................. $  282
  Marketable securities.................................................    324
  Accounts receivable, net of reserve of $28............................  1,522
  Prepaid expenses and other............................................     23
                                                                         ------
    Total current assets................................................  2,151
PROPERTY AND EQUIPMENT, net.............................................    139
OTHER ASSETS............................................................      8
                                                                         ------
    Total assets........................................................ $2,298
                                                                         ======
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................................... $  119
  Accrued expenses......................................................    275
  Deferred revenue......................................................     92
                                                                         ------
    Total current liabilities...........................................    486
                                                                         ------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Common stock (The Response Center, Inc.), no par value, 1,000 shares
   authorized, 550 shares issued and outstanding........................     51
  Common stock (The Tab House, Inc.), $.01 par value, 1,000 shares
   authorized, 550 shares issued and outstanding........................    --
  Additional paid-in capital............................................      1
  Net unrealized gain on marketable securities available for sale.......    121
  Retained earnings.....................................................  1,639
                                                                         ------
    Total shareholders' equity..........................................  1,812
                                                                         ------
    Total liabilities and shareholders' equity.......................... $2,298
                                                                         ======

         The accompanying notes are an integral part of this statement.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

                         COMBINED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                                    PERIOD FROM
                                               FOR THE YEAR ENDED   OCTOBER 1,
                                                  SEPTEMBER 30        1995 TO
                                               -------------------- AUGUST 12,
                                                 1994       1995       1996
                                               ---------  --------- -----------
REVENUES...................................... $   6,183  $   6,719      $5,279
                                               ---------  ---------      ------
OPERATING EXPENSES:
  Cost of services............................     3,426      3,583       2,849
  Selling, general and administrative ex-
   penses.....................................     2,800      2,717       1,954
                                               ---------  ---------      ------
    Total operating expenses..................     6,226      6,300       4,803
                                               ---------  ---------      ------
    Operating income (loss)...................       (43)       419         476
INTEREST INCOME...............................         8         10          20
INTEREST EXPENSE..............................        (2)       --          --
                                               ---------  ---------      ------
NET INCOME (LOSS)............................. $     (37) $     429      $  496
                                               ---------  ---------      ------
PRO FORMA DATA (UNAUDITED):
Historical net income (loss).................. $     (37) $     429      $  496
Pro forma provision (benefit) for income tax-
 es...........................................       (15)       180         196
                                               ---------  ---------      ------
Pro forma net income (loss)................... $     (22) $     249      $  300
                                               =========  =========      ======

        The accompanying notes are an integral part of these statements.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                         THE RESPONSE   THE TAB
                         CENTER, INC.  HOUSE, INC.               UNREALIZED
                         COMMON STOCK  COMMON STOCK   ADDITIONAL  GAIN ON                TOTAL
                         ------------- -------------  PAID-IN   MARKETABLE RETAINED SHAREHOLDERS'
                         SHARES AMOUNT SHARES AMOUNT  CAPITAL   SECURITIES EARNINGS    EQUITY
                         ------ ------ ------ ------ ---------- ---------- -------- -------------
BALANCE, OCTOBER 1,
 1993...................  550    $51    550    $--      $ 1        $--      $1,301     $1,353
  Net loss..............  --     --     --      --      --          --         (37)       (37)
  Distributions.........  --     --     --      --      --          --         (33)       (33)
                          ---    ---    ---    ----     ---        ----     ------     ------
BALANCE, SEPTEMBER 30,
 1994...................  550     51    550     --        1         --       1,231      1,283
  Net income............  --     --     --      --      --          --         429        429
  Distributions.........  --     --     --      --      --          --         (21)       (21)
  Net unrealized gain on
   marketable
   securities...........  --     --     --      --      --          121        --         121
                          ---    ---    ---    ----     ---        ----     ------     ------
BALANCE, SEPTEMBER 30,
 1995...................  550     51    550     --        1         121      1,639      1,812
  Net income............  --     --     --      --      --          --         496        496
  Distributions.........  --     --     --      --      --          --        (820)      (820)
  Net unrealized gain
   (loss) on marketable
   securities...........  --     --     --      --      --          (21)       --         (21)
                          ---    ---    ---    ----     ---        ----     ------     ------
BALANCE, AUGUST 12,
 1996...................  550    $51    550    $--      $ 1        $100     $1,315     $1,467
                          ===    ===    ===    ====     ===        ====     ======     ======


        The accompanying notes are an integral part of these statements.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                       FOR THE      PERIOD FROM
                                                     YEAR ENDED     OCTOBER 1,
                                                    SEPTEMBER 30      1995 TO
                                                    --------------  AUGUST 12,
                                                     1994    1995      1996
                                                    ------  ------  -----------
OPERATING ACTIVITIES:
  Net income (loss)................................ $  (37) $  429     $ 496
  Adjustments to reconcile net income to net cash
   provided by operating activities--
   Depreciation and amortization...................     43      48        57
   Gain on sale of marketable securities...........     (7)    (22)       (2)
   Changes in operating assets and liabilities--
    Accounts receivable............................     13    (165)      478
    Due from TeleSpectrum Worldwide Inc. ..........    --      --        (49)
    Prepaid expenses and other.....................     41      (8)      (81)
    Other assets...................................     (2)    --        (82)
    Accounts payable...............................   (202)     (7)       71
    Accrued expenses...............................    219     (51)      (37)
    Deferred revenue...............................     43     (36)      (52)
                                                    ------  ------     -----
     Net cash provided by operating activities.....    111     188       799
                                                    ------  ------     -----
INVESTING ACTIVITIES:
  Purchases of marketable securities...............    (93)    --        (17)
  Proceeds on sales of marketable securities.......     73      67        25
  Purchases of property and equipment..............    (39)    (23)     (159)
                                                    ------  ------     -----
     Net cash provided by (used in) investing ac-
      tivities.....................................    (59)     44      (151)
                                                    ------  ------     -----
FINANCING ACTIVITIES:
  Repayment of shareholder loan....................   (160)    --        --
  Distributions paid...............................    (33)    (22)     (820)
                                                    ------  ------     -----
     Net cash used in financing activities.........   (193)    (22)     (820)
                                                    ------  ------     -----
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................   (141)    210      (172)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....    213      72       282
                                                    ------  ------     -----
CASH AND CASH EQUIVALENTS, END OF PERIOD........... $   72  $  282     $ 110
                                                    ------  ------     -----

        The accompanying notes are an integral part of these statements.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

 Industry Information

  The Response Center, Inc. and The Tab House, Inc. (collectively, the "Company") provide custom market research and analysis, principally to clients in the telecommunications, financial services, pharmaceutical and health care industries.

  On August 12, 1996, the Company sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. The Response Center and The Tab House, Inc. are predecessor companies to TeleSpectrum Worldwide Inc.

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition and Concentration of Credit Risk

  The Company recognizes revenues as services are performed for customers on a per-project basis. In fiscal 1994 and 1995 and the period from October 1, 1995 to August 12, 1996, the Company had one customer that accounted for 36%, 27% and 24% of revenues, respectively. At September 30, 1994 and 1995, the Company had one customer, which accounted for 24% and 27% of accounts receivable, respectively.

  The concentration of credit risk is limited to trade accounts receivables and is subject to the financial conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At the balance sheet dates, cash equivalents were composed primarily of investments in money market funds.

  The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced losses from maintaining cash accounts in excess of federally insured limits. The Company believes that it is not exposed to significant credit risk in relation to these cash accounts.

 Marketable Securities

  During fiscal 1995, the Company began reporting marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. All securities have been classified as available-for-sale and

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

reported at quoted market value with net unrealized gains being reported as a separate component of shareholders' equity. Prior to 1995, marketable securities were reported at the lower of cost or market.

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

   Computer and office equipment  5 years
   Furniture and fixtures         7 years
   Leasehold improvements         The lesser of 6 years or the lease term.

  Expenditures for maintenance, repairs and betterments that do not prolong the normal useful life of an asset have been charged to operations as incurred. Additions and improvements that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in income.

 Income Taxes

  The Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the shareholders' tax returns. The Company had also elected S Corporation status for state income tax purposes. Therefore, no provision for federal and state income taxes has been made in the accompanying financial statements.

  The Company was on the cash basis of accounting for income tax purposes and on the accrual basis for financial reporting purposes. Therefore, the Company reports certain income and expense items for income tax purposes on a basis different from that reflected in the accompanying financial statements. At September 30, 1995, the Company's financial reporting basis of the net assets exceeds the tax basis of the net assets by approximately $1,000,000.

 Fair Value of Financial Instruments

  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at the fair value due to the short-term nature of those instruments.

 401(k) Plan

  On October 1, 1991, the Company adopted a 401(k) plan for its employees (the "Plan"). The Plan allows all participants to contribute a percentage of their compensation with Company contributions. The Company contributed $10,000, $13,000 and $11,000 in fiscal 1994 and 1995 and for the period from October 1, 1995 to August 12, 1996, respectively.

 Pro Forma Data (Unaudited)

  Given the sale of the business, for informational purposes, the accompanying statements of income include an unaudited pro forma adjustment for income taxes that would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective periods. The difference between the federal statutory income tax rate and the pro forma income tax rate primarily relates to state and local income taxes and expenses not deductible for tax purposes.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

2. MARKETABLE SECURITIES:

  The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective October 1, 1994. SFAS No. 115 requires the Company to classify its investment securities as (1) held-to- maturity, (2) available-for-sale or (3) trading securities. At September 30, 1995, all of the Company's marketable securities are classified as available for sale and reported at market value; therefore, any unrealized holding gains or losses are presented as a separate component of shareholders' equity. The cumulative effect of adopting SFAS No. 115 was an increase in shareholders' equity of $121,000.

  The following is a summary of available-for-sale securities as of September 30, 1995 (in thousands):

                                                   UNREALIZED UNREALIZED
                                                    HOLDING    HOLDING   MARKET
                                              COST   LOSSES     GAINS    VALUE
                                              ---- ---------- ---------- ------
   Common stocks............................. $118    $ (6)      $106     $218
   Municipal bonds, maturity dates ranging
    from 12/99 to 3/05.......................   59     --          20       79
   Mutual funds..............................   26     --           1       27
                                              ----    ----       ----     ----
   Total marketable securities............... $203    $ (6)      $127     $324
                                              ====    ====       ====     ====

  During the year ended September 30, 1995, the Company sold marketable securities in the amount of $103,000. Under the specific identification method, the Company realized gains of $22,000 on these sales.

3. PROPERTY AND EQUIPMENT:

                                                                 SEPTEMBER 30,
                                                                      1995
                                                                 --------------
                                                                 (IN THOUSANDS)
   Computer equipment...........................................     $ 154
   Furniture and office equipment...............................        96
   Leasehold improvements.......................................        19
                                                                     -----
                                                                       269
   Less--Accumulated depreciation and amortization..............      (130)
                                                                     -----
                                                                     $ 139
                                                                     =====

  Depreciation and amortization expense for the fiscal years ended September
30, 1994 and 1995, and for the period from October 1, 1995 to August 12, 1996, was $43,000, $48,000 and $56,000, respectively.

4. ACCRUED EXPENSES:

                                                                 SEPTEMBER 30,
                                                                      1995
                                                                 --------------
                                                                 (IN THOUSANDS)
   Accrued compensation and related expenses....................     $ 132
   Accrued local taxes..........................................        30
   Other accrued liabilities....................................       113
                                                                     -----
                                                                     $ 275
                                                                     =====

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

5. COMMITMENTS AND CONTINGENCIES:

  The Company leases a facility and equipment. Such leases have terms that extend through 2000. Rent expense for the fiscal years ended September 30, 1994 and 1995, and for the period from October 1, 1995 to August 12, 1996, was $157,000, $161,000 and $108,000, respectively.

  Future minimum lease payments under the Company's leases as of September 30, 1995, are as follows (in thousands):

      1996................................................................ $138
      1997................................................................  111
      1998................................................................   58
      1999................................................................   55
      2000................................................................   55
                                                                           ----
      Total minimum lease payments........................................ $417
                                                                           ====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc.:

  We have audited the accompanying combined balance sheet of TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. (Maryland corporations) as of December 31, 1995, and the related combined statements of income, stockholders' equity and cash flows for the year ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. as of December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen LLP

Philadelphia, Pa.,
 October 3, 1996

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                             COMBINED BALANCE SHEET

                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                 ASSETS
CURRENT ASSETS:
  Cash.................................................................. $   15
  Accounts receivable, net of reserve of $22............................  2,690
  Due from shareholder/officer..........................................      4
  Prepaid expenses and other............................................     95
                                                                         ------
    Total current assets................................................  2,804
  PROPERTY AND EQUIPMENT, net...........................................    657
  OTHER ASSETS..........................................................     88
                                                                         ------
    Total assets........................................................ $3,549
                                                                         ======
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit........................................................ $1,350
  Current portion of long-term debt.....................................    198
  Accounts payable......................................................    498
  Accrued compensation..................................................    161
  Deferred revenue......................................................    197
  Other accrued expenses................................................    363
                                                                         ------
    Total current liabilities...........................................  2,767
                                                                         ------
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES.........................     81
                                                                         ------
DEFERRED TAXES..........................................................     14
                                                                         ------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
  Common stock, TeleSpectrum, Inc. $.01 par value, 5,000 shares
   authorized, 3,000 shares issued and outstanding......................    --
  Common stock, TeleSpectrum Training Services, Inc. no par value, 5,000
   shares authorized, 200 shares issued and outstanding.................      6
  Additional paid-in capital............................................    217
  Retained earnings.....................................................    464
                                                                         ------
    Total stockholders' equity..........................................    687
                                                                         ------
    Total liabilities and stockholders' equity.......................... $3,549
                                                                         ======

         The accompanying notes are an integral part of this statement.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                         COMBINED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                                    PERIOD FROM
                                                         FOR THE    JANUARY 1,
                                                        YEAR ENDED    1996 TO
                                                       DECEMBER 31, AUGUST 12,
                                                           1995        1996
                                                       ------------ -----------
REVENUES..............................................   $11,854      $10,529
OPERATING EXPENSES:
  Cost of services....................................     8,338        6,974
  Selling, general and administrative expenses........     3,072        2,929
                                                         -------      -------
    Total operating expenses..........................    11,410        9,903
                                                         -------      -------
    Operating income..................................       444          626
INTEREST EXPENSE......................................      (184)        (129)
                                                         -------      -------
    Income before income taxes........................       260          497
INCOME TAX BENEFIT....................................        18          --
                                                         -------      -------
NET INCOME............................................   $   278      $   497
                                                         -------      -------
PRO FORMA DATA (UNAUDITED):
  Historical net income...............................   $   278      $   497
  Pro forma provision for income taxes................       112          196
                                                         -------      -------
  Pro forma net income................................   $   166      $   301
                                                         =======      =======

        The accompanying notes are an integral part of these statements.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                     COMMON STOCK
                         ---------------------------------
                                       TELESPECTRUM
                                         TRAINING
                         TELESPECTRUM,  SERVICES,          ADDITIONAL              TOTAL
                             INC.          INC.             PAID-IN   RETAINED STOCKHOLDERS'
                            SHARES        SHARES    AMOUNT  CAPITAL   EARNINGS    EQUITY
                         ------------- ------------ ------ ---------- -------- -------------
BALANCE, JANUARY 1,
 1995...................     3,000         200       $ 6      $217      $186      $  409
  Net income............       --          --        --        --        278         278
                             -----         ---       ---      ----      ----      ------
BALANCE, DECEMBER 31,
 1995...................     3,000         200         6       217       464         687
  Capital contribution..       --          --        --        500       --          500
  Net income............       --          --        --        --        497         497
                             -----         ---       ---      ----      ----      ------
BALANCE, AUGUST 12,
 1996...................     3,000         200       $ 6      $717      $961      $1,684
                             =====         ===       ===      ====      ====      ======

        The accompanying notes are an integral part of these statements.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      FOR THE
                                                                    PERIOD FROM
                                                         FOR THE    JANUARY 1,
                                                        YEAR ENDED    1996 TO
                                                       DECEMBER 31, AUGUST 12,
                                                           1995        1996
                                                       ------------ -----------
OPERATING ACTIVITIES:
  Net income..........................................    $ 278       $   497
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities--
   Depreciation and amortization......................      343           127
   Changes in operating assets and liabilities--
    Accounts receivable...............................     (679)       (1,193)
    Due from stockholder/officer......................        1           --
    Prepaid expenses and other........................       (2)         (257)
    Other, net........................................     (114)          --
    Deferred revenue..................................     (205)          --
    Accounts payable and accrued liabilities..........      374         1,795
                                                          -----       -------
     Net cash provided by (used in) operating activi-
      ties............................................       (4)          969
                                                          -----       -------
INVESTING ACTIVITIES:
  Purchases of property and equipment.................      (99)       (2,044)
                                                          -----       -------
     Net cash used in investing activities............      (99)       (2,044)
                                                          -----       -------
FINANCING ACTIVITIES:
  Net borrowings on line of credit....................      807         3,060
  Proceeds from notes payable.........................      --            500
  Principal payments on long-term debt and capital
   leases.............................................     (852)       (1,844)
                                                          -----       -------
     Net cash provided by (used in) financing activi-
      ties............................................      (45)        1,716
                                                          -----       -------
NET (DECREASE) INCREASE IN CASH.......................     (148)          641
CASH, BEGINNING OF PERIOD.............................      163            15
                                                          -----       -------
CASH, END OF PERIOD...................................    $  15       $   656
                                                          -----       -------
CASH PAID FOR:
  Interest............................................    $ 182       $   120
                                                          -----       -------
  Taxes...............................................    $  36       $   --
                                                          -----       -------

        The accompanying notes are an integral part of these statements.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

 Industry Information

  TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. (together, the "Company") specialize in providing both outbound and inbound telemarketing services and fulfillment to the high technology, pharmaceutical and health care and consumer products industries.

  On August 12, 1996, the Company sold substantially all of its assets and liabilities to TeleSpectrum Worldwide Inc. TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. are predecessor companies to TeleSpectrum Worldwide Inc.

  Upon signing the asset purchase agreement, TeleSpectrum Worldwide Inc. advanced the Company $500,000 in the form of a promissory note due in one year with interest at 9%. Upon the closing of the transaction on August 12, 1996, a portion of the purchase price was paid by cancellation of the promissory note.

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition and Concentration of Credit Risk

  The Company recognizes revenues on programs as services are performed for the clients, generally based upon hours incurred. In 1995, the Company had one client that accounted for 12% of revenues and 15% of accounts receivable. For the period from January 1, 1996 to August 12, 1996, the Company had one client which accounted for 25% of revenues.

  The concentration of credit risk is limited to trade accounts receivables and is subject to the financial conditions of the Company's customers. The Company does not require collateral or other securities to support customer receivables.

 Property and Equipment

  Property and equipment are recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payment due over the term of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of three to ten years.

  Expenditures for maintenance, repairs and betterments that do not prolong the normal useful life of an asset have been charged to operations as incurred. Additions and betterments that substantially extend the useful life of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated

           TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES INC.

depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in income.

 Income Taxes

  TeleSpectrum, Inc. had elected to be taxed as an S Corporation under the provision of the federal and state statutes. In lieu of federal and state corporate income taxes, the stockholders were taxed on their proportionate share of the Company's taxable income. Accordingly, no provision for federal or state income taxes was recorded for the year ended December 31, 1995, or for the period from January 1, 1996 to August 12, 1996.

  The Company reported certain income and expense items for income tax purposes on a basis different from that reflected in the accompanying financial statements. The principal differences relate to the timing of the recognition of accrued expenses that are not deductible for federal income tax purposes until paid and the use of accelerated methods of depreciation for income tax purposes. At December 31, 1995, the financial reporting basis of the Company's net assets exceeds the tax basis of the net assets by approximately $140,000.

  TeleSpectrum Training Services, Inc. was a C Corporation and followed the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires an asset and liability approach to the recognition of deferred tax assets and liabilities related to the expected future consequences of events that have been recognized in the financial statements or tax returns.

  TeleSpectrum Training Services, Inc. had recorded $14,000 of long-term deferred tax liabilities as of December 31, 1995. This amount related principally to differences between the accelerated depreciation methods used for income tax purposes and those used for financial reporting purposes.

  At December 31, 1995, the benefit for income taxes for TeleSpectrum Training Services, Inc. is comprised of the following (in thousands):

      Current............................................................. $  2
      Deferred............................................................  (20)
                                                                           ----
          Total benefit................................................... $(18)
                                                                           ====

 Fair Value of Financial Instruments

  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value due to the short-term nature of those instruments. The carrying amounts of line of credit, long-term debt and capital lease obligations approximate fair value at the balance sheet dates.

 Pro Forma Data (Unaudited)

  Given the sale of the business, for informational purposes, the accompanying statements of income include an unaudited pro forma adjustment for income taxes that would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective periods. The differences between the federal statutory income tax rate and the pro forma income tax rate primarily related to state and local income taxes and expenses not deductible for tax purposes.

           TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES INC.

2. PROPERTY AND EQUIPMENT:

                                                           USEFUL  DECEMBER 31,
                                                           LIVES       1995
                                                           ------ --------------
                                                                  (IN THOUSANDS)
      Telemarketing equipment............................    5-7      $  825
      Furniture and office equipment.....................    3-5       1,221
      Leasehold improvements.............................   3-10          91
                                                                      ------
                                                                       2,137
        Less--Accumulated depreciation and amortization..             (1,480)
                                                                      ------
                                                                      $  657
                                                                      ======

  Depreciation expense for the year ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996, was $343,000 and $127,000,
respectively.

3. LINE OF CREDIT:

  The Company entered into a new line of credit agreement in May 1996 (the "new line") and used proceeds from the new line to pay down the amount owed under the existing line of credit (the "old line"). The amount available for borrowing under the new line is $4 million, with interest at the bank's prime rate plus 1.5% (under the old line, interest, calculated as the bank's prime rate plus 2.5%, was 11% at December 31, 1995). At December 31, 1995, the balance of the old line was $1.35 million. Interest expense on borrowings under the old line amounted to $127,000 during 1995, and interest expense under the old and new lines amounted to $98,000 during the period from January 1, 1996 to August 12, 1996.

4. LONG-TERM DEBT:

                                                                 DECEMBER 31,
                                                                     1995
                                                                --------------
                                                                (IN THOUSANDS)
   Note payable to bank (see Note 3), interest at the bank's
    prime rate plus 2%, monthly principal payments of $13,000
    plus interest, maturing July 1996, collateralized by all
    assets of the Company; 80% guaranteed by the United States
    Small Business Administration; personally guaranteed by the
    Company's officers.........................................      $ 91
   Note payable, interest at 15%, monthly principal and inter-
    est payments of $2,000, maturing October 1997, guaranteed
    by an officer of the Company...............................        38
   Capitalized lease obligations (Note 5)......................       126
                                                                     ----
                                                                      255
   Less--Current portion.......................................      (198)
                                                                     ----
                                                                     $ 57
                                                                     ====

  Minimum principal repayments of long-term debt as of December 31, 1995, excluding capitalized lease obligations, are as follows (in thousands):

   1996........................................................      $110
   1997........................................................        19
                                                                     ----
                                                                     $129
                                                                     ====

           TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES INC.

5. COMMITMENTS AND CONTINGENCIES:

  The Company is party to various claims and other matters arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

  The Company leases facilities and equipment at several locations. Rent expense under operating leases for the year ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996, was $264,000 and $240,000, respectively.

  Future minimum lease payments under the Company's leases as of December 31, 1995, are as follows (in thousands):

                                                              OPERATING CAPITAL
                                                                 LEASES  LEASES
                                                              --------- -------
      1996...................................................  $  395    $ 99
      1997...................................................     447      36
      1998...................................................     441       4
      1999...................................................     382     --
      2000...................................................      19     --
                                                               ------    ----
      Total minimum lease payments...........................  $1,684     139
                                                               ======
      Less--Amount representing interest.....................             (13)
                                                                         ----
      Present value of future minimum lease payments.........             126
      Less--Current portion..................................             (88)
                                                                         ----
                                                                         $ 38
                                                                         ====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TeleSpectrum Worldwide Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of TeleSpectrum Worldwide Inc. and subsidiaries, included in this Form 10-K and have issued our report thereon dated February 17, 1997 (except with respect to the matter discussed in Note 13, as to which the date is March 21, 1997). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  Arthur Andersen LLP

Philadelphia, Pa.,
 February 17, 1997

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE PERIOD APRIL 26, 1996 (INCEPTION)
                              TO DECEMBER 31, 1996

                                             ADDITIONS
                                        -------------------
                           BALANCE AT              CHARGED              BALANCE AT
                         APRIL 26, 1996 CHARGED TO TO OTHER            DECEMBER 31,
                          (INCEPTION)    EXPENSES  ACCOUNTS DEDUCTIONS     1996
                         -------------- ---------- -------- ---------- ------------
Allowance for doubtful
 accounts receivable ...      $--        $606,356    $--     $(23,757)   $582,599