Form 10-Q
period 1997-03-31
TELESPECTRUM WORLDWIDE INC
filed 1997-05-14
CIK 1014960

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q



(Mark One)
[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31,1997


                                       or

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM________________ TO __________________

                          COMMISSION FILE NO. 0-21107
                          ---------------------------


                          TELESPECTRUM WORLDWIDE INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                               23-2845501
       --------                                               ----------
       (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)               Identification Number)

       443 SOUTH GULPH ROAD
       KING OF PRUSSIA, PENNSYLVANIA                             19406
       -----------------------------                             -----
       (Address of principal executive offices)              (ZIP Code)


                                  610-878-7400
                                  ------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.             YES  X     NO
                                 -----     -----

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on May 12, 1997 was 25,210,984.

================================================================================

                          TELESPECTRUM WORLDWIDE INC.

                               Table of Contents
                               -----------------

Item No.                                                             Page
--------                                                             ----
            PART I -- FINANCIAL INFORMATION

     1.     Financial Statements:
             Condensed Consolidated Results of Operations
              For the three months ended March 31, 1997                3
             Condensed Consolidated Balance Sheets
              March 31, 1997 and December 31, 1996                     4
             Condensed Consolidated Statement of Cash Flows -
              For the three months ended March 31, 1997                5
             Notes to Condensed Consolidated Financial Statements      6

     2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     11

            PART II - OTHER INFORMATION                               15

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                  (Unaudited)
              (Dollars in Thousands -- Except Per Share Amounts)

                                          THREE MONTHS ENDED
                                            MARCH 31, 1997
                                          ------------------
Revenues                                        $49,154
Operating Expenses:
  Cost of services                               34,082
  Selling, general and administrative             8,871
  Amortization of goodwill                        2,048
                                                -------
     Total operating expenses                    45,001
                                                -------
     Operating income                             4,153
Interest Income, net                                217
                                                -------
     Income before taxes                          4,370
Income Taxes                                      1,672
                                                -------
Net Income                                      $ 2,698
                                                =======
Earnings Per Share                              $  0.11
                                                =======
Weighted average number of common
 shares and equivalent shares
 outstanding                                     25,308
                                                =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEET
              (Dollars in Thousands -- Except Per Share Amounts)

                                                    MARCH 31, 1997   DECEMBER 31, 1996
                                                    --------------   -----------------
                                                     (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                            $    786          $ 30,715
   Accounts receivable                                    40,255            33,064
   Prepaid expenses and other                              3,482             2,942
                                                         --------          --------
        Total current assets                              44,523            66,721
Property and Equipment, net                               38,475            30,171
Goodwill, net                                            203,327           200,187
Other Assets                                               1,402             1,976
                                                         --------          --------
        Total Assets                                    $287,727          $299,055
                                                         ========          ========
LIABILITIES AND SHAREOWNERS' INVESTMENT
Current Liabilities:
   Current maturities of long-term debt                 $  1,595          $  1,768
   Accounts payable                                        4,773             6,185
   Accrued compensation                                    3,447             3,980
   Other accrued expenses                                  5,086             5,042
   Income taxes payable                                    1,152                --
   Notes payable to sellers of businesses                    912            27,005
   Deferred revenue                                        3,109             2,300
   Other current liabilities
                                                           3,081             2,165
                                                         --------          --------
        Total current liabilities                         23,155            48,445
                                                         --------          --------

Deferred Income Taxes                                        814               655
                                                         --------          --------
Long-term Debt                                            16,903             4,199
                                                         --------          --------
Acquisition Related Liabilities                            3,218             4,810
                                                         --------          --------
Other Noncurrent Liabilities                                 482               435
                                                         --------          --------
Shareowners' Investment:
   Preferred Stock, $.01 par value,
   5,000,000 shares authorized,
   no shares issued or outstanding                            --                --
  Common Stock, $.01 par value,
  200,000,000 shares authorized,
   25,210,984 shares issued and
   outstanding                                               252               252
  Additional paid-in capital                             236,678           236,678
Retained earnings                                          6,348             3,650
Cumulative translation adjustment                           (123)              (69)
                                                         --------          --------
                                                         243,155           240,511
                                                         --------          --------
        Total Liabilities and Shareowners' Investment   $287,727          $299,055
                                                         ========          ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 1997
                                                       -------------------
Cash Flows From Operating Activities:
  Net income                                                      $  2,698
  Adjustments to reconcile net income to
   net cash used in operating activities-
     Depreciation and amortization                                   1,698
     Amortization of goodwill                                        2,048
     Provision for bad debts                                           (73)
     Provision for deferred taxes                                      159
     Imputed interest expense                                          221
     Changes in operating assets and liabilities-
        Accounts receivable                                         (6,791)
        Prepaid expenses and other                                    (319)
        Accounts payable                                            (1,776)
        Accrued compensation                                          (328)
        Other accrued expenses                                         (17)
        Income taxes payable                                         1,512
        Deferred revenue                                               809
        Other liabilities                                             (104)
                                                                  --------
           Net cash used in operating activities                      (263)
                                                                  --------
Cash Flows From Investing Activities:
  Purchases of property and equipment                               (9,826)
  Payments related to acquisition of
   Initial Operating Businesses                                    (27,076)
  Acquisition of TeleSpectrum FX                                    (5,295)
                                                                  --------

           Net cash used in investing activities                   (42,197)
                                                                  --------
Cash Flows From Financing Activities:
  Borrowings on credit facility                                     13,000
  Repayments of long-debt                                             (116)
  Payments on capital lease obligations                               (353)
                                                                  --------
           Net cash provided by financing activities                12,531
                                                                  --------
Decrease in cash and cash equivalents                              (29,929)

Cash and cash equivalents, beginning of  period                     30,715
                                                                  --------
Cash and cash equivalents, end of period                          $    786
                                                                  ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. COMPANY BACKGROUND

TeleSpectrum Worldwide Inc. and Subsidiaries ("TeleSpectrum" or "the Company") was incorporated in Delaware on April 26, 1996. On August 12, 1996, the Company completed its initial public offering. Simultaneous with the offering, the Company began material operations with the acquisition of the businesses (through the acquisition of substantially all of the assets and the assumption of certain liabilities) of six companies engaged in telemarketing, market research, and direct mail and fulfillment businesses (collectively, the "Initial Operating Businesses"). Subsequent to the acquisition of the Initial Operating Businesses, the Company completed the acquisitions of the TARP and PR Response businesses (collectively, the "Fourth Quarter 1996 Acquisitions"), which were acquired on October 1, 1996 and November 1, 1996, respectively.

During the three months ended March 31, 1997, the Company completed its acquisition of the interactive voice response division of Voice FX Corporation. The division, renamed (and referred to hereafter) TeleSpectrum FX, provides interactive voice response solutions within the interactive promotion and direct response marketplace. The effective date of the TeleSpectrum FX acquisition was March 1, 1997.

The Company provides inbound and outbound telemarketing, inbound customer services, direct mail and fulfillment, market research, interactive promotion and direct response and other services including strategic and database marketing, consulting and training. The Company currently operates 26 call centers with approximately 2,900 workstations throughout the United States and the provinces of Ontario and Manitoba, Canada.

2. BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the period from April 26, 1996 (Inception) to December 31, 1996.

The consolidated condensed financial statements include the accounts of TeleSpectrum Worldwide Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated. There have been no material changes in accounting policies from those stated in the Company's Form 10-K for the period from April 26, 1996 (Inception) to December 31, 1996.

As noted above, TeleSpectrum Worldwide Inc. was incorporated on April 26, 1996 and began material operations with the acquisition of the Initial Operating Businesses. Accordingly, there are no comparable historical actual financial results prior to April 26, 1996.

3. EARNINGS PER SHARE

Earnings per share (EPS) is based on the weighted average number of shares of common stock and common stock equivalent shares (dilutive incremental shares caused by stock options and warrants using the treasury stock method) outstanding during the three months ended March 31, 1997.

The Company currently calculates EPS under the provisions of APB Opinion No. 15, "Earnings Per Share" ("APB 15"). In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. SFAS 128 is required to be adopted for December 31, 1997 year-end financial statements (earlier application is not permitted). Based upon current facts and circumstances, the Company does not expect the basic and diluted EPS computed under SFAS 128 to be materially different than the EPS that would have been computed under APB 15.

4. DEBT

In January 1997, the Company entered into a $50.0 million secured credit facility. In May 1997, the credit facility was increased to $70.0 million. The credit facility can be used for certain acquisitions, the satisfaction of indebtedness, working capital, and certain other purposes. The credit facility is secured by accounts receivable, equipment, and other assets of the Company and contains financial covenants including the maintenance of certain financial ratios, specified minimum levels of working capital and net worth, and restrictions on the payment of distributions, among others. Advances under the credit facility bear interest at optional borrowing rates of either the then current prime rate plus 0.25% or the LIBOR rate plus a margin that ranges from 1.00% to 1.75%, depending upon certain conditions specified in the credit facility agreement. The credit facility terminates in January 2001. As of March 31, 1997, the Company has borrowed $13.0 million under the credit facility, which amount has been recorded as long-term debt in the March 31, 1997 balance sheet.

5. SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $71,000 of interest expense during the three months ended March 31, 1997. The Company did not pay any income taxes during the three months ended March 31, 1997.

In March 1997, the Company settled the earn-out agreement with the seller of one of the Initial Operating Businesses under which the Company paid $25.0 million in March 1997 and agreed to pay $600,000 in twenty four equal installments commencing in April 1997.

In connection with the TeleSpectrum FX acquisition, the financial statements reflect acquired net assets of approximately $85,000, consisting primarily of $327,000 of accounts receivable, $176,000 of property and equipment and $6,000 of other assets and the assumption of $424,000 of accounts payable and accrued expenses. The $5,210,000 of purchase price in excess of the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a twenty five year period.

7. PRO FORMA COMBINED SUMMARY RESULTS OF OPERATION

The following table summarizes the unaudited pro forma combined results of operations for the three months ended March 31, 1996, assuming the Initial Operating Business and TARP had been acquired on January 1, 1995 (for purposes of this disclosure, PR Response and TeleSpectrum FX are not deemed material):


                                               THREE MONTHS ENDED
                                                 MARCH 31, 1996
                                                   (unaudited)
                                                   -----------
       Revenues                                $     29,241
       Operating income                        $      2,093
       Net Income                              $      1,174
       Earnings Per Share                      $       0.05

8. PREDECESSOR COMPANY FINANCIAL INFORMATION

As noted above, simultaneous with the completion of the initial public offering in August 1996, the Company acquired the Initial Operating Businesses, including:

Somar, Inc. ("SOMAR"), provided outsourced telephone-based sales, marketing and
----------
customer management services, to clients principally in the insurance, financial service, telecommunications and consumer products industries.

NBG Services, Inc.. ("NBG"), was a provider of outbound telemarketing data
------------------
processing and fulfillment services in the financial services, telecommunications and high-technology industries.

The Reich Group Companies. ("Reich"), provided telemarketing services to clients
-------------------------
in the financial services, insurance, telecommunications and publishing industries.

Telespectrum Inc. and Telespectrum Training Services Inc. ( together "TS: MD"),
---------------------------------------------------------
provided inbound and outbound telemarketing services and fulfillment to the high-technology, pharmaceutical and healthcare and consumer industries.

The Response Center, Inc. and The Tab House, Inc. (collectively "TRC") provide
-------------------------------------------------
custom market research and analysis, principally to clients in the telecommunications, financial services, pharmaceutical and healthcare industries.

Harris Direct Marketing, Inc. and Harris Fulfillment Inc. (together, "Harris"),
---------------------------------------------------------
a regional vertically integrated direct mail and fulfillment organization provided service to companies in the pharmaceutical, financial services and insurance industries.

The Initial Operating Businesses' results of operations and statement of cash flows for the three months ended March 31, 1996 are presented below. These results are unaudited. However, in the opinion of management, they reflect all normal and recurring adjustments necessary for a fair presentation of the interim financial results. These results reflect the elimination of all intercompany transactions. These results are not necessarily indicative of the results to be expected for any other interim period.

These results should be read in conjunction with the more complete financial statements of the Initial Operating Businesses contained in the Company's Form 10-K for the period from April 26, 1996 (Inception) to December 31, 1996.

                             RESULTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

   (THOUSANDS)                                 SOMAR     NBG     REICH   TS: MD     TRC    HARRIS
                                               -----     ---     -----   ------     ---    ------
   Revenues                                   $9,274   $3,960   $5,465   $3,725   $1,429   $2,617
   Operating Expenses:
   Cost of services                            7,931    2,752    3,165    2,483      786    1,324
   Selling, general and administrative         1,554      631      570      951      875      768
                                              ------   ------   ------   ------   ------   ------
    Total operating expenses                   9,485    3,383    3,735    3,434    1,661    2,092
                                              ------   ------   ------   ------   ------   ------
    Operating income (loss)                     (211)     577    1,730      291     (232)     525
   Interest Income                                 4       20        8       --       --       29
   Interest Expense                             (217)     (35)     (19)     (43)      --      (41)
                                              ------   ------   ------   ------   ------   ------
   Income (Loss)                              $ (424)  $  562   $1,719   $  248   $ (232)  $  513
                                              ======   ======   ======   ======   ======   ======

   Pro Forma Information
   (unaudited)
   Historical Income (loss)                   $ (424)  $  562   $1,719   $  248   $ (232)  $  513
   Pro Forma Income Taxes                        158     (230)    (701)     (98)      92     (231)
                                              ------   ------   ------   ------   ------   ------
   Pro Forma Net Income                       $ (266)  $  332   $1,018   $  150   $ (140)  $  282
                                              ======   ======   ======   ======   ======   ======

                           STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

(THOUSANDS)                                  SOMAR      NBG     REICH   TS: MD     TRC    HARRIS
                                            --------  -------  -------  -------  -------  -------
Operating Activities
   Net Income (Loss)                        $  (424)  $  562   $1,719    $ 248   $ (232)  $  513
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization              268      114       76       83       18      154
     Provision for bad debts                     --       15       --       --       --       16
     Changes in operating assets
      and liabilities, net                     (157)   1,222     (375)     160     (232)    (893)
                                            -------   ------   ------    -----   ------   ------
      Net cash provided by (used in)
       operating activities                    (313)   1,913    1,420      491     (446)    (210)
                                            -------   ------   ------    -----   ------   ------

Investing Activities
   Purchases of property and equipment         (187)     (71)    (559)    (162)     (91)     (77)
   Proceeds from short-term investments          --       40       --       --       --       --
   Advances to stockholder                     (119)      --       --       --       --       --
   Advances to affiliates                      (155)      --       --       --       --       --
                                            -------   ------   ------    -----   ------   ------
   Net cash used in investing activities       (461)     (31)    (559)    (162)     (91)     (77)
                                            -------   ------   ------    -----   ------   ------

Financing Activities
   Proceeds from borrowings                      --       --       --       50       --       --
   Repayments of borrowings                  (1,475)    (500)    (405)     (67)      --      (73)
   Payments of capital lease obligations       (212)     (94)      --                --       --
   Net borrowings on line of credit           2,404       --       --       75       --       --
   Borrowings from affiliates                    36       --       --       --       --       --
   Distributions to stockholder                  --       --       --       --       --     (248)
                                            -------   ------   ------    -----   ------   ------
   Net cash provided by (used in)
    financing activities                        753     (594)    (405)      58       --     (321)
                                            -------   ------   ------    -----   ------   ------
Increase (decrease) in cash
   and cash equivalents                         (21)   1,288      456      387     (537)    (608)
Cash at beginning of period                      25      700      220       15    1,178    2,919
                                            -------   ------   ------    -----   ------   ------
Cash at end of period                       $     4   $1,988   $  676    $ 402   $  641   $2,311
                                            =======   ======   ======    =====   ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

TeleSpectrum Worldwide Inc. ("TeleSpectrum" or "the Company") was founded in April 1996 to create a premier provider of teleservice services. To attain this goal, the Company provides a single source for complete, integrated solutions to clients' teleservices needs, including but not limited to, business acquisition, customer activation/service/retention, consumer affairs, catalogue sales, help desk services and reservations services. The Company believes that its ability to bundle teleservices enables its clients to more efficiently manage their teleservice marketing efforts at a lower cost while delivering a unified and consistent message.

On August 12, 1996, the Company completed its initial public offering, generating net cash proceeds to the Company of approximately $162 million. Simultaneous with the offering, the Company began material operations with the acquisition of the businesses conducted by six companies engaged in telemarketing, market research, and direct mail and fulfillment businesses (collectively, the "Initial Operating Businesses").

Subsequent to the acquisition of the Initial Operating Businesses, the Company completed the acquisitions of TARP and PR Response (collectively, the "Fourth Quarter 1996 Acquisitions"), which were acquired as of October 1, 1996 and November 1, 1996, respectively. The aggregate purchase price of these acquisitions was $22.0 million in cash and stock. The TARP acquisition expanded the Company's customer care consulting capabilities. The acquisition of PR Response added two Canadian call centers, and represented the Company's initial penetration into the Canadian teleservices market.

The Company currently operates 26 call centers with approximately 2,900 workstations throughout the United States and Canada; representing increases of approximately 8% and 16%, respectively, from December 31, 1996. The Company expects to continue to expand its capacity and capabilities by investing in additional call centers to support internal growth and to meet anticipated demand for its services. There can be no assurance, however, that such anticipated demand will actually materialize, or if such demand does materialize, that it can be sustained.

During the first quarter of 1997, the Company acquired the business and substantially all of the assets and assumed certain liabilities of the interactive voice response division of Voice FX Corporation (renamed and referred to hereafter as "TeleSpectrum FX") for $5.3 million in cash. The Company believes that this acquisition enhances its ability to provide fully integrated and bundled teleservice solutions. The Company expects to continue to pursue strategic acquisitions throughout 1997. See "Liquidity and Capital Resources".

Results of Operations

As discussed above, the Company was incorporated in April 1996, and did not commence full-scale operations within the teleservices industry until August 1996, when it acquired the Initial Operating Businesses. Accordingly, no comparison of the historical actual results of operations for the three months ended March 31, 1997 to the three months ended March 31, 1996 is available.

Based upon the Company's unique means of entry into the teleservices industry, for purposes of comparing the results of the Initial Operating Businesses, management has presented the actual unaudited results of operations for the three months ended March 31, 1997 to the Supplemental Pro Forma/1/ unaudited results of operations for the three months ended March 31, 1996.

                                                                     Supplemental Pro Forma
                                       Results of Operations         Results of Operations
                                        Three Months Ended             Three Months Ended
                                          March 31, 1997                 March 31, 1996
                                       ---------------------         ----------------------
                                                      % of                           % of
Revenues                               $ Millions   Revenue           $ Millions   Revenue
                                       -----------  --------         ------------  --------
   Direct marketing                         $36.5        74               18.7         71
   Customer care                              7.8        16                3.8         14
   Market research, direct mail
    and fulfillment                           4.9        10                4.0         15
                                            -----       ---              -----
Total Revenue                                49.2       100               26.5        100

Cost of services                             34.1        69               18.4         69
Selling, general and administrative           8.9        18                5.3         20
Amortization of Goodwill                      2.0         4                1.6          6
                                            -----       ---              -----        ---
                                             45.0        91               25.3         95
                                            -----       ---              -----        ---
Operating Income                              4.2         9                1.2          5
Interest income (expense), net                0.2         -               (0.1)         1
                                            -----       ---              -----        ---
Income before taxes                           4.4         9                1.1          4
Income taxes                                  1.7         3                0.5          2
                                            -----       ---              -----        ---
Net income                                  $ 2.7         6              $ 0.6          2
                                            =====       ===              =====        ===

Revenues-Overall, revenues increased 86% during the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. Direct marketing, customer care and market research, direct mail and fulfillment revenues increased 95%, 105% and 23%, respectively, when compared to the same prior year period.

The significant increase in Direct Marketing revenues is directly attributable to increased capacity and more effective capacity utilization. When viewed on a combined basis at March 31, 1996, the Initial Operating Businesses operated 16 call centers with 1,300 workstations. At March 31, 1997, the Company operated 26 call centers with 2,900 workstations.

The 105% increase in customer care revenues is attributable to revenues from TARP (which was acquired as of October 1, 1996) combined with increased capacity.

The increase in market research and direct mail and fulfillment revenue is attributable to increased and expanded demand for these services.

/1/ The Supplemental Pro Forma results of operations include only the results of the Initial Operating Businesses for the three months ended March 31, 1996 and exclude the first quarter results of operations of the Fourth Quarter 1996 Acquisitions as well as those of TeleSpectrum FX.

Cost of Services-Cost of Services increased by 85% during the three months ended March 31, 1997 when compared to the same prior year period. As a percentage of total revenues, these costs were consistent during the three months ended 1997 and 1996. Included within the 1996 results are certain start-up costs associated with additional capacity. The Company believes that as it continues to expand both the number of its teleservice call centers and the number of workstations within existing call centers, the cost of services as a percentage of revenue will decrease, although there can be no assurance that the Company will be able to achieve these anticipated cost savings.

Selling, General and Administrative Expenses-Selling, general and administrative expenses increased 68% during the three months ended March 31, 1997 when compared with the three months ended March 31, 1996. As a percentage of revenue, these costs decreased from 20% of revenues to 18%, primarily the result of the spreading of expenses over increasing revenues, partially offset by increased administrative expenses associated with operating as a public company. The Company anticipates that selling, general, and administrative expenses will continue to increase in the aggregate as a result of the growth and integration of its businesses. However, the Company believes that, as it achieves anticipated economies of scale, and as it spreads these costs over an increasing base of revenues, selling, general, and administrative expenses as a percentage of revenues will decrease. However, there can be no assurance that the Company will actually be able to achieve the desired economies of scale. Such a failure could have a negative impact on the future performance of the Company.

Amortization of goodwill - The Company has recorded the purchase price in excess of estimated fair value of the net assets of the acquired businesses (i.e. the Initial Operating Businesses, TARP, PR Response and TeleSpectrum FX) as goodwill. These amounts are being amortized on a straight-line basis over a twenty five year period.

Amortization expense for the three months ended March 31, 1997 represents three months of amortization of goodwill related to the acquisitions of the Initial Operating Businesses, TARP, and PR Response plus one month of amortization of goodwill related to the TeleSpectrum FX acquisition. Amortization expense for the three months ended March 31, 1996 represents three months of amortization of goodwill related to the Initial Operating Businesses only.

As a percentage of revenue, amortization expense decreased from 6% to 4% during the three months ended March 31, 1997 when compared with the three months ended March 31, 1996. This decrease was principally the result of the substantial revenue growth period over period, while amortization expense (excluding the amortization of goodwill related to TARP, PR Response and TeleSpectrum FX) remained constant.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash and cash equivalents of $0.8 million. At December 31, 1996, the Company had cash and cash equivalents of $30.7 million.

In January 1997, the Company entered into a $50.0 million secured credit facility agreement ("credit facility"). The credit facility can be used for certain acquisitions, the satisfaction of indebtedness, working capital, and certain other purposes. The credit facility is secured by accounts receivable, equipment, and other assets of the company and contains certain financial covenants including restrictions on the payment of distributions, the sale of assets, engaging in mergers and consolidations, among others. Advances under the credit facility bear interest at optional borrowing rates of either the then current prime rate plus 0.25%, or the LIBOR rate plus a margin which ranges from 1.00% to 1.75%, depending upon certain conditions specified in the credit facility agreement. The credit facility terminates in January, 2001. As of March 31, 1997, the Company had borrowed $13.0 million under the credit facility. In May 1997, the credit facility was increased to $70.0 million.

The credit facility requires the Company to maintain certain financial ratios and meet specified minimum levels of working capital and net worth. The credit facility also contains certain positive and negative covenants. The Company believes it is currently in compliance with all such material requirements. Should the Company be declared in default however, and if such default is not cured within the time permitted in the credit facility agreement, the Company would be required to repay all amounts then currently outstanding.

During the three months ended March 31, 1997, the Company used $0.3 million to fund operations, principally related to the funding of working capital.

During the three months ended March 31, 1997, the Company used $42.2 million for investing activities. Of this amount, $9.8 million was used to purchase property and equipment related to the Company's call center expansion program and $5.3 million was used to purchase the net assets of TeleSpectrum FX as previously discussed above. Additionally, the Company paid $25.0 million in settlement of an earn-out obligation under the terms of the purchase agreement of one of the Initial Operating Businesses, $1.2 million related to purchase price adjustments under the terms of the Initial Operating Businesses' purchase agreements, and $0.9 million related to accrued separation costs for certain former owners of the Initial Operating Businesses. As discussed above, the Company is currently pursuing an internal growth strategy and is planning to open a significant number of call centers in the United States and Canada.
These additional call centers will expand the Company's telemarketing capacity. The Company believes that this additional capacity can be utilized in the generation of additional revenues and expects to continue to invest heavily in property and equipment, as well as to continue to pursue strategic acquisitions.

During the three months ended March 31, 1997, the Company obtained net cash from financing activities of $12.5 million, which resulted from the $13.0 million of proceeds related to borrowings under the credit facility discussed above and paid $0.5 million of principal related to debt and capital lease obligations.

Management believes that the credit facility, anticipated cash flows from operations, and shares of Common Stock available will provide sufficient liquidity to execute the Company's internal growth and acquisitions plans through the expiration of the credit facility. Should the Company accelerate its internal expansion and/or acquisition programs, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on the terms the Company deems acceptable. Management plans to periodically reassess the adequacy of the Company's liquidity position, taking into consideration current and anticipated operating cash flow, anticipated capital expenditures and acquisition plans, in order to ensure the Company's negotiated credit facilities are adequate to meet the Company's needs on a short-term and long-term basis.

PART II - OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS

               None


       ITEM 2. CHANGES IN SECURITIES

               None


       ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None


       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None


       ITEM 5. OTHER INFORMATION

               None


       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (A)  EXHIBITS


               10.17 Loan and Security Agreement by and among TeleSpectrum Worldwide Inc., TLSP Trademarks, Inc. and TLSP Investments, Inc. with Mellon Bank, N.A., as agent, dated January 24, 1997.

               10.18 First Amendment to Loan and Security Agreement dated as of May 7, 1997.

               10.19 Consulting Agreement dated as of February 20, 1997 between TeleSpectrum Worldwide Inc. and Mr. William F. Rhatigan.

               27     FINANCIAL DATA SCHEDULE

                                   SIGNATURES


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TELESPECTRUM WORLDWIDE INC.
                                         --------------------------------------
                                                      (Registrant)


Date: May 14, 1997                       \s\ Richard C. Schwenk, Jr.
      ------------                       --------------------------------------
                                                      Richard C. Schwenk, Jr.
                                                   TeleSpectrum Worldwide, Inc.
                                                   Executive Vice President and
                                                      Chief Financial Officer