Form 10-Q
period 1997-06-30
TELESPECTRUM WORLDWIDE INC
filed 1997-08-14
CIK 1014960

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 1997

                                       or

   [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to __________

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

                             Yes   X        No
                                               ------

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on August 12, 1997 was 25,210,984.




================================================================================

                           TeleSpectrum Worldwide Inc.

                                Table of Contents
                                -----------------

Item No.                                                                    Page
--------                                                                    ----
       PART I -- FINANCIAL INFORMATION
   1.  Financial Statements (unaudited):
        Condensed Consolidated Results of Operations
          For the Three Months Ended June 30, 1997 and
          For the Period from April 26, 1996 (Inception) to June 30, 1996     3
        Condensed Consolidated Results of Operations
          For the Six Months Ended June 30, 1997 and
          For the period from April 26, 1996 (Inception) to June 30, 1996     4
        Condensed Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996                                 5
        Condensed Consolidated Statement of Cash Flows
          For the Six Months Ended June 30, 1997 and
          For the Period from April 26, 1996 (Inception) to June 30, 1996     6
        Notes to Condensed Consolidated Financial Statements                  7

   2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 14

         PART II - OTHER INFORMATION                                         19

                  TeleSpectrum Worldwide Inc. and Subsidiaries

                  Condensed Consolidated Results of Operations
                                   (Unaudited)
               (Dollars in Thousands -- Except Per Share Amounts)

                                                                  Period From
                                                 Three Months   April 26, 1996
                                                    Ended       (Inception) to
                                                June 30, 1997    June 30, 1996
                                                -------------   --------------
Revenues                                           $   54,622      $      --

Operating Expenses:
  Cost of services                                     41,564             --
  Selling, general and administrative                  11,584             419
  Amortization of goodwill                              2,084             --
                                                    ---------       ---------

      Total operating expenses                         55,232             419
                                                    ---------       ---------

      Operating income (loss)                            (610)           (419)

Interest (Expense), net                                  (391)            --
                                                    ---------       ---------
          (Loss) before tax benefit                    (1,001)           (419)

Income Tax Benefit                                        383             --

(Loss)                                             $     (618)     $     (419)
                                                    =========       =========

(Loss) Per Share                                   $    (0.02)     $    (0.05)
                                                    =========       =========

Weighted average number of common shares and
  equivalent shares outstanding                        25,211           8,510
                                                    =========       =========



            See Notes to Condensed Consolidated Financial Statements.

                  TeleSpectrum Worldwide Inc. and Subsidiaries

                  Condensed Consolidated Results of Operations
                                   (Unaudited)
               (Dollars in Thousands -- Except Per Share Amounts)

                                                                  Period From
                                                   Six Months   April 26, 1996
                                                     Ended      (Inception) to
                                                June 30, 1997    June 30, 1996
                                                -------------   --------------
Revenues                                           $  103,776      $       --

Operating Expenses:
  Cost of services                                     75,646              --
  Selling, general and administrative                  20,455             419
  Amortization of goodwill                              4,132               -
                                                    ---------       ---------

      Total operating expenses                        100,233             419
                                                    ---------       ---------

      Operating income (loss)                           3,543            (419)

Interest (Expense), net                                  (174)             --
                                                    ---------       ---------

      Income (Loss) before tax (expense)                3,369            (419)

Income Tax (Expense)                                   (1,289)             --
                                                    ---------       ---------

Net Income (Loss)                                  $    2,080      $     (419)
                                                    =========       =========

Net Income (Loss) Per Share                        $     0.08      $    (0.05)
                                                    =========       =========

Weighted average number of common shares and
  equivalent shares outstanding                        25,261           8,510
                                                    =========       =========





            See Notes to Condensed Consolidated Financial Statements.

                  TeleSpectrum Worldwide Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
               (Dollars in Thousands -- Except Per Share Amounts)

                                                                                         June 30, 1997     December 31, 1996
                                                                                         -------------     -----------------
                                                                                          (unaudited)

Assets

Current Assets:
    Cash and cash equivalents                                                         $            --      $        30,715
    Accounts receivable, net                                                                   48,237               32,373
    Prepaid expenses and other                                                                  3,712                3,633
                                                                                      ---------------      ---------------
         Total current assets                                                                  51,949               66,721

Property and Equipment, net                                                                    45,706               30,171

Goodwill, net                                                                                 205,760              200,187

Other Assets                                                                                    3,796                1,976
                                                                                      ---------------      ---------------
         Total Assets                                                                 $       307,211      $       299,055
                                                                                       ==============       ==============

Liabilities and Stockholders' Equity

Current Liabilities:
    Current maturities of long-term debt                                              $         1,525      $         1,768
    Accounts payable                                                                            3,389                6,185
    Accrued expenses                                                                            9,040                5,042
    Accrued compensation                                                                        4,959                3,980
    Notes payable to seller's of businesses                                                       452               27,005
    Deferred revenue                                                                            5,407                2,300
    Other current liabilities                                                                   2,775                2,165
                                                                                      ---------------      ---------------
         Total current liabilities                                                             27,547               48,445
                                                                                      ---------------      ---------------

Deferred Income Taxes                                                                             777                  655
                                                                                      ---------------      ---------------

Secured Credit Facility Debt                                                                   28,600                   --
                                                                                      ---------------      ---------------

Long-term Debt                                                                                  4,333                4,199
                                                                                      ---------------      ---------------

Acquisition Related Liabilities                                                                 2,756                4,810
                                                                                      ---------------      ---------------

Other Noncurrent Liabilities                                                                      659                  435
                                                                                      ---------------      ---------------

Stockholder's Equity:
    Preferred Stock, $.01 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                                              --                   --
    Common Stock, $.01 par value, 200,000,000 shares authorized,
      25,210,984 shares issued and outstanding                                                    252                  252
    Additional paid-in capital                                                                236,678              236,678
    Retained earnings                                                                           5,730                3,650
    Cumulative translation adjustment                                                            (121)                 (69)
                                                                                      ----------------     ----------------
                                                                                              242,539              240,511
                                                                                      ---------------      ---------------
         Total Liabilities and Stockholders' Equity                                   $       307,211      $       299,055
                                                                                       ==============       ==============

            See Notes to Condensed Consolidated Financial Statements.

                  TeleSpectrum Worldwide Inc. and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                                        Period From
                                                                                                                      April 26, 1996
                                                                                           Six Months Ended           (Inception) To
                                                                                             June 30, 1997             June 30, 1996
                                                                                             -------------             -------------
Cash Flows From Operating Activities:
    Net income (loss)                                                                      $           2,080          $     (419)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                                 3,746                  --
         Amortization of goodwill                                                                      4,132                  --
         Provision for bad debts                                                                         176                  --
         Provision for deferred taxes                                                                    122                  --
         Other Items, net                                                                                191                  --
         Changes in operating assets and liabilities-
              Accounts receivable                                                                    (15,507)                 --
              Prepaid expenses and other                                                              (1,112)                 --
              Accounts payable                                                                        (2,984)                222
              Accrued compensation                                                                       732                  --
              Other accrued expenses                                                                   1,708                 216
              Deferred revenue                                                                         2,030                  --
              Other liabilities                                                                         (230)                 --
                                                                                           ------------------    ---------------

                  Net cash provided by (used in) operating activities                                 (4,916)                 19
                                                                                           ------------------    ---------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                                              (16,785)                (22)
    Payments related to acquisition of Initial Operating Businesses                                  (27,920)             (2,107)
    Acquisition of TeleSpectrum FX                                                                    (5,327)                 --
    Acquisition of FX Direct, Inc.                                                                    (4,211)                 --
                                                                                           ------------------    ---------------

                  Net cash used in investing activities                                              (54,243)             (2,129)
                                                                                           ------------------    ----------------

Cash Flows From Financing Activities:
    Capital contribution received                                                                         --               2,110
    Borrowings on credit facility                                                                     28,600                  --
    Borrowings of long-term debt                                                                         720                  --
    Payments on long-term debt                                                                          (208)                 --
    Payments on capital lease obligations                                                               (668)                 --
                                                                                           ------------------    ---------------

                  Net cash provided by financing activities                                           28,444               2,110
                                                                                           -----------------     ---------------

Decrease in cash and cash equivalents                                                                (30,715)                 --

Cash and cash equivalents, beginning of period                                                        30,715                  --
                                                                                           -----------------     ---------------

Cash and cash equivalents, end of period                                                   $              --     $            --
                                                                                           =================     ===============

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

Subsequent to the acquisition of the Initial Operating Businesses, the Company completed the acquisitions of the TARP and PR Response businesses (collectively, the "Fourth Quarter 1996 Acquisitions"), which were acquired on October 1, 1996 and November 1, 1996, respectively. The acquisition of TARP expanded the Company's customer care consulting capabilities. The acquisition of PR Response, which operates three call centers in the Canadian provinces of Ontario and Manitoba, represents the Company's penetration into the Canadian teleservices market.

In March 1997, the Company completed its acquisition of the interactive voice response division of Voice FX Corporation. The division, renamed (and referred to hereafter as) TeleSpectrum FX, provides interactive voice response solutions within the interactive promotion and direct response marketplace. The effective date of the TeleSpectrum FX acquisition was March 1, 1997.

In June 1997, the Company completed its acquisition of the business and substantially all of the assets of FX Direct, Inc. This new division of the Company (referred to as "FX Direct") creates, develops and implements product sample programs, fulfillment services and direct mail and marketing programs. The effective date of the FX Direct acquisition was June 30, 1997.

TeleSpectrum provides inbound and outbound telemarketing, inbound customer services, direct mail and fulfillment, market research, interactive promotion and direct response and other services including strategic and database marketing, consulting and training. As of June 30, 1997, the Company operated 31 call centers with approximately 3,800 workstations throughout the United States and the provinces of Ontario and Manitoba, Canada.


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

The condensed consolidated financial statements include the accounts of TeleSpectrum Worldwide Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated. There have been no material changes in accounting policies from those stated in the Company's Form 10-K for the period from April 26, 1996 (Inception) to December 31, 1996. Certain reclassifications have been made to the December 31, 1996 condensed consolidated balance sheet to conform to the presentation used in the current period.

As noted above, TeleSpectrum Worldwide Inc. was incorporated on April 26, 1996 and began material operations with the acquisition of the Initial Operating Businesses. Accordingly, there are no comparable historical actual financial results prior to April 26, 1996.

3. Earnings Per Share

Earnings per share (EPS) is calculated using the weighted average number of shares of common stock and common stock equivalent shares (dilutive incremental shares caused by stock options and warrants using the treasury stock method) outstanding during the three and six months ended June 30, 1997. Common stock equivalent shares are only included in the EPS calculations to the extent their inclusion would have an aggregate dilutive effect.

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


4. Debt

The Company maintains a $70.0 million secured credit facility. The credit facility can be used for certain acquisitions, the satisfaction of indebtedness, working capital requirements, and certain other purposes. The credit facility is secured by accounts receivable, equipment, and other assets of the Company and contains financial covenants including the maintenance of certain financial ratios, specified minimum levels of working capital and net worth, a maximum level of purchases of fixed assets and restrictions on the payment of distributions, among others.

Advances under the credit facility bear interest at optional borrowing rates of either the then current prime rate plus 0.25% or the LIBOR rate plus a margin that ranges from 1.00% to 1.75%, depending upon certain conditions specified in the credit facility agreement. At June 30, 1997, the weighted average interest rate of borrowings under the credit facility was 7.0%. The credit facility terminates in January 2001

5. Supplemental Cash Flow Information

During the six months ended June 30, 1997, the Company paid $344,000 of interest expense (net of capitalized interest expense of $34,000) and $1,180,000 of income taxes.

At June 30, 1997, the Condensed Consolidated Balance Sheet includes approximately $3,000,000 of accrued property and equipment purchases.

In March 1997, the Company settled the earn-out agreement with the seller of one of the Initial Operating Businesses under which the Company paid $25.0 million in March 1997 and agreed to pay $600,000 over a two year period in equal installments, of which the Company has paid $50,000 through June 30, 1997.

In connection with the TeleSpectrum FX acquisition, the financial statements reflect acquired net assets of approximately $82,000, consisting primarily of $327,000 of accounts receivable, $176,000 of property and equipment and $6,000 of other assets and the assumption of $427,000 of accounts payable and accrued expenses. The $5,245,000 of purchase price in excess of the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a twenty-five year period.

In connection with the FX Direct, Inc. acquisition, the financial statements reflect net liabilities assumed of approximately $559,000, consisting primarily of $233,000 of accounts receivable, $475,000 of prepaid expenses, $280,000 of property and equipment and $34,000 of other assets and the assumption of $504,000 of accounts payable and accrued expenses, and $1,077,000 of deferred revenue. The $4,770,000 of purchase price in excess of the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a twenty-five year period.

In May 1996 CRW Financial, Inc. (CRW) made an initial capital contribution to the Company of $2.1 million. These proceeds represented borrowings by CRW under subordinated notes issued to certain officers and directors of CRW and the Company. As additional consideration, the lenders to CRW received warrants from CRW to purchase 1,433,454 shares of the Company's Stock owned by CRW at $1.50 per share ("CRW Lender Warrants"). CRW also issued warrants to purchase 839,108 shares of the Company's Stock owned by CRW at $1.50 per share to certain officers of CRW and the Company ("CRW Management Warrants"). The deemed value for accounting purposes of $18.7 million of both the CRW Lender Warrants and CRW Management Warrants was recorded as deferred acquisition costs and additional paid-in capital in the June 30, 1996 consolidated balance sheet.


6. Pro Forma Combined Summary Results of Operation

The following table summarizes the unaudited pro forma combined results of operations for the six months ended June 30, 1996, assuming the Initial Operating Business and TARP had been acquired on January 1, 1996 (for purposes of this disclosure, PR Response, TeleSpectrum FX and FX Direct, Inc. are not deemed material):

                                                       Six Months Ended
                                                         June 30, 1996
                                                          (unaudited)
                                                          -----------
         Revenues                                 $          62,906
         Operating income                         $           5,468
         Net Income                               $           3,070
         Earnings Per Share                       $            0.14

7. Concentrations of Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company does not require collateral or other securities to support customer receivables. The Company performs periodic reviews of its clients' condition to reduce the collection risk on accounts receivable.

The Company does not believe significant credit risk exists at June 30, 1997. The Company had one customer which accounted for approximately 25% of total revenues for the six months ended June 30, 1997 and 21% of total accounts receivable at June 30, 1997. No other customer accounted for more than 10% of the Company's revenues or accounts receivable.


8. Predecessor Company Financial Information

As noted above, simultaneous with the completion of the initial public offering in August 1996, the Company acquired the Initial Operating Businesses, including:

Somar, Inc. ("SOMAR"), provided outsourced telephone-based sales, marketing and
-----------
customer management services, to clients principally in the insurance, financial service, telecommunications and consumer products industries.

NBG Services, Inc. ("NBG"), was a provider of outbound telemarketing data
------------------
processing and fulfillment services in the financial services, telecommunications and high-technology industries.

The Reich Group Companies. ("Reich"), provided telemarketing services to clients
--------------------------
in the financial services, insurance, telecommunications and publishing industries.

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

The Initial Operating Businesses' results of operations for the three and six months ended June 30, 1996 and statement of cash flows for the six months ended June 30, 1996 are presented below. These results are unaudited. However, in the opinion of management, they reflect all normal and recurring adjustments necessary for a fair presentation of the interim financial results. These results reflect the elimination of all intercompany transactions. These results are not necessarily indicative of the results to be expected for any other interim period.

These results should be read in conjunction with the more complete financial statements of the Initial Operating Businesses contained in the Company's Form 10-K for the period from April 26, 1996 (Inception) to December 31, 1996.

                              Results of Operations
                        Three Months Ended June 30, 1996
                                   (unaudited)
                             (Dollars in Thousands)

                                              SOMAR          NBG        Reich       TS: MD        TRC        Harris
                                              -----          ---        -----       ------        ---        ------

   Revenues                                 $11,529       $4,964       $5,882       $4,309     $1,802        $2,750

   Operating Expenses:

     Cost of services                         8,957        3,243        3,527        2,807        904         1,438

     Selling, general and administrative      1,538          758          629        1,170        421           753
                                              -----          ---          ---        -----        ---           ---

       Total operating expenses              10,495        4,001        4,156        3,977      1,325         2,191
                                             ------        -----        -----        -----      -----         -----

       Operating income                       1,034          963        1,726          332        477           559

   Interest (Expense), net                    (231)          (7)         (20)         (76)         --          (21)
                                              -----          ---         ----         ----         --          ----

   Income                                      $803         $956       $1,706         $256       $477          $538
                                                ===          ===        =====          ===        ===           ===



   Pro Forma Information

   Historical Income                           $803         $956       $1,706         $256       $477          $538

   Pro Forma Income Tax (Expense)             (299)        (392)        (696)        (101)      (189)         (243)
                                              -----        -----        -----        -----      -----         -----

   Pro Forma Net Income                        $504         $564       $1,010         $155       $288          $295
                                                ===          ===        =====          ===        ===           ===

                             Results of Operations
                        Six Months Ended June 30, 1996
                                  (unaudited)
                            (Dollars in Thousands)

                                              SOMAR          NBG         Reich       TS:MD         TRC       Harris
                                              -----          ---         -----       -----         ---       ------
   Revenues                                 $20,803       $8,924       $11,347      $8,034      $3,231       $5,367

   Operating Expenses:
     Cost of services                        16,888        5,995         6,692       5,290       1,690        2,762
     Selling, general and administrative      3,092        1,389         1,199       2,121       1,296        1,521
                                              -----        -----         -----       -----       -----        -----

       Total operating expenses              19,980        7,384         7,891       7,411       2,986        4,283
                                             ------        -----         -----       -----       -----        -----

       Operating income (loss)                  823        1,540         3,456         623         245        1,084

   Interest (Expense), net                    (444)         (22)          (31)       (119)          --         (33)
                                              -----         ----          ----       -----          --         ----

   Income                                      $379       $1,518        $3,425        $504        $245       $1,051
                                                ===        =====         =====         ===         ===        =====



   Pro Forma Information

   Historical Income                           $379       $1,518        $3,425        $504        $245       $1,051

   Pro Forma Income Tax (Expense)             (141)        (622)       (1,397)       (199)        (97)        (474)
                                              -----        -----       -------       -----        ----        -----

   Pro Forma Net Income                        $238         $896        $2,028        $305        $148         $577
                                                ===          ===         =====         ===         ===          ===

                            Statements of Cash Flows
                         Six Months Ended June 30, 1996
                                   (unaudited)
                             (Dollars in Thousands)

                                                SOMAR          NBG         Reich        TS:MD          TRC      Harris
                                                -----          ---         -----        -----          ---      ------
Operating Activities

   Net Income                                    $379       $1,518        $3,425         $504         $245      $1,051

   Adjustments to reconcile net income

    to net cash provided by

    (used in) operating activities:

     Depreciation and amortization                593          230           180           99           35         309

     Provision for bad debts                       --           15            --           --           --          29

     Changes in operating assets

       and liabilities, net                   (1,692)          400       (1,279)        (773)        (562)     (1,640)
                                              -------          ---       -------        -----        -----     -------

      Net cash provided by (used in)

        operating activities                    (720)        2,163         2,326        (170)        (282)       (251)
                                               ------        -----         -----        -----        -----       -----

Investing Activities

   Purchases of property and equipment          (511)         (92)         (829)        (526)         (97)       (305)

   Proceeds from short-term investments            --           40            --           --           --          --

   Other, net                                      --           --            --           --          (2)          --

   Advances to stockholder                       (44)           --            --           --           --          --

   Advances to affiliates                       (102)           --            --           --           --          --
                                                -----           --            --           --           --          --

      Net cash used in investing activities     (657)         (52)         (829)        (526)         (99)       (305)
                                                -----         ----         -----        -----         ----       -----

Financing Activities

   Payments of long-term debt                 (1,077)        (500)         (116)      (1,003)           --       (130)

   Payments of capital lease obligations        (468)        (232)            --                        --          --

   Net borrowings on line of credit             3,256           --            --        2,289           --          --

   Net repayments to affiliates                 (123)           --            --           --           --          --

   Net repayments to stockholder                   --           --         (500)           --           --          --

   Distributions to stockholder                 (232)        (120)         (730)           --         (53)     (1,356)
                                                -----        -----         -----           --         ----     -------

   Net cash provided by (used in)

     financing activities                       1,356        (852)       (1,346)        1,286         (53)     (1,486)
                                                -----        -----       -------        -----         ----     -------

Increase (decrease) in cash

   and cash equivalents                          (21)        1,259           151          590        (434)     (2,042)

Cash and cash equivalents, beginning of period     25          700           220           15        1,178       2,919
                                                   --          ---           ---           --        -----       -----

Cash and cash equivalents, end of period           $4       $1,959          $371         $605         $744        $877
                                                    =        =====           ===          ===          ===         ===

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Company Background

TeleSpectrum Worldwide Inc. ("TeleSpectrum" or "the Company") was founded in April 1996 to create a premier provider of teleservice services by providing a single source for complete, integrated solutions to clients' teleservices needs, including but not limited to, business acquisition, customer activation/service/retention, consumer affairs, catalogue sales, help desk services and registration services.

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

Subsequent to the acquisition of the Initial Operating Businesses, the Company completed the acquisitions of TARP and PR Response (collectively, the "Fourth Quarter 1996 Acquisitions"), which were acquired as of October 1, 1996 and November 1, 1996, respectively. The aggregate purchase price of these acquisitions was $22.0 million in cash and shares of the Company's Common Stock. The TARP acquisition expanded the Company's customer care consulting capabilities. The acquisition of PR Response added two Canadian call centers, and represented the Company's initial penetration into the Canadian teleservices market.

During the first quarter of 1997, the Company acquired the business and substantially all of the assets and assumed certain liabilities of the interactive voice response division of Voice FX Corporation (this business is referred to hereafter as "TeleSpectrum FX") for $5.3 million in cash. The Company's results of operation include TeleSpectrum FX as of March 1, 1997.

On June 30, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of FX Direct, Inc. ("FX Direct") for $4.2 million in cash. The acquisition of FX Direct augments the Company's Fulfillment and Direct Mail operations and represents the Company's entrance into the distribution of consumer sample products. The Company's results of operations do not include those of FX Direct for either the three or six months ended June 30, 1997.
FX Direct's operations are subject to seasonal fluctuations. The majority of its operations and contribution to the Company's results of operations are confined to the months of July, August and September with substantial activity related to the distribution of sample packages to colleges and universities across the United States.

The Company believes that these acquisitions enhance its ability to provide fully integrated and bundled teleservice solutions. See Liquidity and Capital Resources.

Results of Operations

As discussed above, the Company was incorporated in April 1996, and did not commence full-scale operations within the teleservices industry until August 1996 with the acquisition of the Initial Operating Businesses.

For the period April 26, 1996 (Inception) to June 30, 1996, the Company incurred a net loss of $0.4 million. This loss was attributable to general and administrative expenses, including officers' salaries, executive placement fees and other non-deferrable initial expenses.

For purposes of comparing the results of the Initial Operating Businesses, management has presented the actual unaudited results of operations for the three and six months ended June 30, 1997 to the Supplemental Pro Forma/1/ unaudited results of operations for the three and six months ended June 30, 1996.


                        Actual and Supplemental Pro Forma
                              Results of Operations


                                                                 Three Months                           Six Months
                                              Three Months           Ended                                 Ended
Dollars in thousands                              Ended          June 30, 1996    Six Months Ended     June 30, 1996
(Unaudited)                                  June 30, 1997       (Supplemental      June 30, 1997      (Supplemental
                                                (Actual)          Pro Forma)          (Actual)           Pro Forma)
                                                --------          ----------          --------           ----------
Revenues:
  Telemarketing                                       $40.8              $22.4              $77.3               $41.1
  Customer Care                                         8.1                4.2               15.9                 8.0
  Market Research, Direct Mail and
    Fulfillment                                         5.7                4.6               10.5                 8.6
                                           -----------------------------------------------------------------------------
Total Revenue                                          54.6               31.2              103.7                57.7

Cost of services                                       41.5               20.9               75.6                39.3
Selling, general and administrative                    11.6                5.6               20.5                10.9
Amortization of goodwill                                2.1                1.5                4.1                 3.1
                                           -----------------------------------------------------------------------------
                                                       55.2               28.0              100.2                53.3

Operating Income (Loss)                                (0.6)               3.2                3.5                 4.4
Interest (expense), net                                (0.4)              (0.1)              (0.2)               (0.2)
                                           -----------------------------------------------------------------------------
Income (Loss) before taxes                             (1.0)               3.1                3.3                 4.2
Income Tax (Expense) Benefit                            0.4               (1.4)              (1.2)               (1.9)
                                           -----------------------------------------------------------------------------
Net Income (Loss)                                     ($0.6)              $1.7               $2.1                $2.3
                                           =============================================================================


--------
/1/ The Supplemental Pro Forma results of operations include only the results of the Initial Operating Businesses for the three and six months ended June 30, 1996 and exclude the results of operations of the Fourth Quarter 1996 Acquisitions, TeleSpectrum FX, and of FX Direct.

Comparison of the Actual results of operations for the three months ended June
--------------------------------------------------------------------------------
30, 1997 to the Supplemental Pro Forma results of operations for the three
--------------------------------------------------------------------------------
months ended June 30, 1996.
---------------------------

Revenues--Overall, revenues increased 75% during the three months ended June 30, 1997 when compared to the three months ended June 30, 1996. Telemarketing, customer care and market research, direct mail and fulfillment revenues increased 82%, 93% and 24%, respectively, when compared to the same period of the prior year.

The 82% increase in telemarketing revenues is principally attributable to increased calling volume and hours of production as a result of stronger demand from new and existing customers. When viewed on a combined basis as of June 30, 1996, the Initial Operating Businesses operated 19 call centers with approximately 1,500 workstations; while at June 30, 1997, the Company operated 31 call centers with approximately 3,800 workstations.

The 93% increase in customer care revenues is attributable to revenues from TARP (which was acquired as of October 1, 1996) combined with increased inbound revenues due to both increased volume and pricing.

The increase in market research and direct mail and fulfillment revenue is attributable to increased and expanded demand for these services.

Cost of Services--Cost of Services increased by 98% during the three months ended June 30, 1997 when compared to the same prior year period. As a percentage of total revenues, cost of services were 76% and 67% for the three months ended June 30, 1997 and 1996, respectively. The increase as a percentage of revenue is attributable to the expansion of the company's capacity, the acceptance of less profitable telemarketing contracts to utilize capacity, lower utilization of telemarketing personnel, lower yields on performance based contracts and additional costs of building the company's telemarketing infrastructure.

Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 107% during the three months ended June 30, 1997 when compared with the three months ended June 30, 1996. As a percentage of revenue, these costs increased to 21% from 18%, primarily as a result of the expansion of the Company's infrastructure, combined with additional administrative expenses associated with operating as a public company.

Amortization of goodwill - The Company has recorded the purchase price in excess of the estimated fair value of the net assets acquired plus the net liabilities assumed of the acquired businesses including the Initial Operating Businesses, TARP, PR Response, TeleSpectrum FX and FX Direct, as goodwill. These amounts are being amortized on a straight-line basis over a twenty five year period.

Amortization expense for the three months ended June 30, 1997 represents three months of amortization of goodwill related to its acquisitions of the Initial Operating Businesses, TARP, PR Response, and TeleSpectrum FX. Amortization expense for the three months ended June 30, 1996 represents three months of amortization of goodwill related to the Initial Operating Businesses only.

As a percentage of revenue, amortization expense decreased to 4% from 5% during the three months ended June 30, 1997 when compared with the three months ended June 30, 1996. The decrease was principally the result of the substantial revenue growth period over period.

Comparison of the Actual results of operations for the six months ended June 30,
--------------------------------------------------------------------------------
1997 to the Supplemental Pro Forma results of operations for the six months
---------------------------------------------------------------------------
ended June 30, 1996.
--------------------

Revenues--Overall, revenues increased 80% during the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. Telemarketing, customer care and market research, direct mail and fulfillment revenues increased 88%, 99% and 22%, respectively, when compared to the same prior year period.

The 88% increase in telemarketing revenues is principally attributable to increased calling volume and hours of production as a result of stronger demand from new and existing customers.

Cost of Services--Cost of Services increased by 92% during the six months ended June 30, 1997 when compared to the same prior year period. As a percentage of total revenues, cost of services were 73% and 68% for the six months ended June 30, 1997 and 1996, respectively. The increase as a percentage of revenue is attributable to the expansion of the Company's capacity, the acceptance of less profitable telemarketing contracts to utilize capacity, lower utilization of telemarketing personnel, lower yields on performance based contracts and additional costs of building the Company's telemarketing infrastructure.

Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 88% during the six months ended June 30, 1997 as compared with the six months ended June 30, 1996. As a percentage of revenue, these costs remained relatively constant at 20% and 19% for the six months ended June 30, 1997 and June 30, 1996, respectively.

Amortization of goodwill - Amortization expense for the six months ended June 30, 1997 represents six months of amortization of goodwill related to the acquisitions of the Initial Operating Businesses, TARP, and PR Response plus four months of amortization of goodwill related to the TeleSpectrum FX acquisition. Amortization expense for the six months ended June 30, 1996 represents six months of amortization of goodwill related to the Initial Operating Businesses only.

As a percentage of revenue, amortization expense decreased to 4% from 5% during the six months ended June 30, 1997 when compared with the six months ended June 30, 1996. The decrease was principally the result of the substantial revenue growth period over period.

While the Company expects to be able to increase its capacity utilization, obtain and maintain higher revenue per hour business, maintain its relationships with existing customers, obtain new customers, manage its costs effectively, continue to grow its revenues, and return to profitability, there can be no assurance that it will be able to meet any or all of these objectives.

The Company's agreements with its customers generally do not assure that the Company will achieve a specific level of revenue and generally are terminable by the customers on relatively short notice. Additionally, the amount of revenue the Company generates from a particular customer is dependent upon a number of factors, including, the ability of the Company to achieve marketing and sales results desired by the customer and the results achieved by the Company as compared to both the customers' in-house operations and/or other competing outsource service providers. In addition to these factors noted above, numerous agreements with its customers are also based on actual sales achieved. Accordingly, the ability of the Company to achieve its desired results of operations is also contingent upon its telephone sales representatives being able to effectively and efficiently market the customer's products as well as the quality of the lists provided by its customers.

The Company's outbound telemarketing operations are also subject to seasonal variations. Customer's traditionally reduce direct marketing operations during the summer months. There can be no assurance that the Company will be able to predict or compensate for any such seasonal downturns.

Liquidity and Capital Resources

During the six months ended June 30, 1997, the Company used $4.9 million to fund operations, principally related to the funding of working capital requirements.

During the six months ended June 30, 1997, the Company used $54.2 million for investing activities. Of this amount, $16.8 million was used to purchase property and equipment related to the Company's call center expansion and infrastructure improvement programs discussed above. The Company also used $5.3 million and $4.2 for the acquisition of TeleSpectrum FX and FX Direct, respectively, as discussed above. The Company paid $25.0 million in settlement of an earn-out obligation under the terms of the purchase agreement of one of the Initial Operating Businesses, $1.2 million related to purchase price adjustments under the terms of the Initial Operating Businesses' purchase agreements, $1.4 million related to accrued separation costs for certain former owners of the Initial Operating Businesses, and $0.3 million of other payments related to the acquisition of the Initial Operating Businesses. As a result of the excess capacity discussed above and the limited closings of certain less profitable call centers, the Company does not expect to continue its call center expansion strategy for the remainder of 1997.

During the six months ended June 30, 1997, the Company obtained net cash from financing activities of $28.4 million, which resulted from $28.6 million of net proceeds related to borrowings under its credit facility discussed below and $0.7 million under other long-term debt. The Company paid $0.9 million of principal related to other debt and capital lease obligations.

The Company has a $70.0 million secured credit facility agreement ("credit facility"). The credit facility can be used for certain acquisitions, the satisfaction of indebtedness, working capital requirements, and certain other purposes. The credit facility is secured by accounts receivable, equipment, and other assets of the Company and contains financial covenants including the maintenance of certain financial ratios, specified minimum levels of working capital and net worth, a maximum level of purchases of fixed assets, engaging in mergers and consolidations and restrictions on the payment of distributions, among others. Advances under the credit facility bear interest at optional borrowing rates of either the then current prime rate plus 0.25% or the LIBOR rate plus a margin which ranges from 1.00% to 1.75%, depending upon certain conditions specified in the credit facility agreement. The credit facility terminates in January, 2001. As of June 30, 1997, the net borrowings under the credit facility amounted to $28.6 million. At June 30, 1997, the weighted average interest rate of borrowings under the credit facility was 7.0%.

The Company believes that cash to be generated from operations and the cash available under its credit facility are sufficient to meet its on-going operating requirements as well as expansion and business acquisition needs for the foreseeable future.

PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings

                 None

     Item 2.     Changes in Securities

                 None

     Item 3.     Defaults Upon Senior Securities

                 None

     Item 4.     Submission of Matters to a Vote of Security Holders

                 At the Company's Annual Meeting of Shareholders held on May 28, 1997, the shareholders elected six directors, and approved an amendment to the Company's 1996 Equity Compensation Plan. In the election of the directors, 22,242,613 shares were voted in the favor of J. Brian O'Neill and 77,165 shares voted against, 22,242,613 shares were voted in favor of the election of Michael C. Boyd and 77,165 shares voted against, 22,248,813 shares were voted in favor of the election of Joseph Delraso and 70,965 shares voted against, 22,242,313 shares were voted in favor of the election of William F. Rhatigan and 77,465 shares voted against, 22,242,613 shares were voted in favor of the election of Richard W. Virtue and 77,165 shares voted against, and 22,249,813 shares were voted in favor of the election of Kevin W. Walsh and 69,965 shares voted against. 16,669,773 shares were voted in favor of the ratification of the amendment to the Company's 1996 Equity Compensation Plan, 4,228,801 shares voted against and 52,770 shares abstained.


     Item 5.     Other Information

                 None

     Item 6.     Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                       10.20 Amendment to Amended and Restated Asset Purchase Agreement dated as of April 14, 1997 by and among TeleSpectrum Worldwide Inc., SOMAR, Inc., and Richard W. Virtue

                       10.21 Warrant to purchase up to 1,500,000 shares of Common Stock granted to SOMAR, Inc. dated as of April 14, 1997.

                 (b)  Form 8-K

                             The Company filed a Current Report on Form 8-K on June 25, 1997 announcing expected earnings for the three months ended June 30, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TeleSpectrum Worldwide Inc.
                                     -----------------------------------------
                                                   (Registrant)


         Date: August 14, 1997         /s/ Richard C. Schwenk, Jr.
               ---------------       -----------------------------------------
                                              Richard C. Schwenk, Jr.
                                            TeleSpectrum Worldwide Inc.
                                            Executive Vice President and
                                               Chief Financial Officer