Form 10-Q
period 1997-09-30
TELESPECTRUM WORLDWIDE INC
filed 1997-11-14
CIK 1014960

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
  [x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period ended September 30, 1997

                                      or

  [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to __________________

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

                                 Yes   X   No
                                     ------   ------

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on November 10, 1997 was 25,210,984.


================================================================================

                          TeleSpectrum Worldwide Inc.


                               Table of Contents
                               -----------------

Item No.                                                                                    Page
--------                                                                                    ----
           PART I -- FINANCIAL INFORMATION

     1.    Financial Statements (unaudited):
             Condensed Consolidated Results of Operations
                For the Three Months Ended September 30, 1997 and
                Three Months Ended September 30, 1996                                         3
             Condensed Consolidated Results of Operations
                For the Nine Months Ended September 30, 1997 and
                For the period from April 26, 1996 (Inception) to September 30, 1996          4
             Condensed Consolidated Balance Sheets
                September 30, 1997 and December 31, 1996                                      5
              Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended September 30, 1997 and
                For the Period from April 26, 1996 (Inception) to September 30, 1996          6
              Notes to Condensed Consolidated Financial Statements                            7

     2.    Management's Discussion and Analysis of Results of Operations
             and Financial Condition                                                         15

           PART II - OTHER INFORMATION                                                       27

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                 Condensed Consolidated Results of Operations
                                  (Unaudited)
              (Dollars in Thousands -- Except Per Share Amounts)



                                                  Three Months          Three Months
                                                     Ended                 Ended
                                               September 30, 1997    September 30, 1996
                                               ------------------    ------------------
Revenues                                            $ 45,800             $ 17,295
                                                    --------             --------
Operating Expenses:
    Cost of services                                  42,986               11,528
    Selling, general and administrative               16,045                3,241
    Amortization of goodwill                           2,103                  834
                                                    --------             --------
         Total operating expenses                     61,134               15,603
                                                    --------             --------
         Operating income (loss)                     (15,334)               1,692
Interest Income (Expense), net                          (636)                 321
                                                    --------             --------
         Income (Loss) before taxes                  (15,970)               2,013

Income Tax (Expense) Benefit                           2,689                 (805)
                                                    --------             --------
Net Income (Loss)                                   $(13,281)            $  1,208
                                                    ========             ========
Net Income (Loss) Per Share                         $  (0.53)            $   0.07
                                                    ========             ========
Weighted average number of common shares and
    equivalent shares outstanding                     25,211               16,923
                                                    ========             ========


           See Notes to Condensed Consolidated Financial Statements.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                 Condensed Consolidated Results of Operations
                                  (Unaudited)
              (Dollars in Thousands -- Except Per Share Amounts)


                                                                               Period From
                                                          Nine Months         April 26, 1996
                                                            Ended             (Inception) to
                                                      September 30, 1997    September 30, 1996
                                                      ------------------    ------------------
Revenues                                                 $ 149,576              $  17,295
                                                         ---------              ---------
Operating Expenses:
    Cost of services                                       118,632                 11,528
    Selling, general and administrative                     36,500                  3,660
    Amortization of goodwill                                 6,235                    834
                                                         ---------              ---------
         Total operating expenses                          161,367                 16,022
                                                         ---------              ---------
         Operating income (loss)                           (11,791)                 1,273

Interest Income (Expense), net                                (810)                   321
                                                         ---------              ---------
         Income (Loss) before taxes                        (12,601)                 1,594

Income Tax (Expense) Benefit                                 1,400                   (638)
                                                         ---------              ---------
Net Income (Loss)                                        $ (11,201)             $     956
                                                         =========              =========
Net Income (Loss) Per Share                              $   (0.44)             $    0.07
                                                         =========              =========
Weighted average number of common shares and
    equivalent shares outstanding                           25,211                 13,409
                                                         =========              =========

           See Notes to Condensed Consolidated Financial Statements.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
              (Dollars in Thousands -- Except Per Share Amounts)


                                                                            September 30, 1997     December 31, 1996
                                                                            ------------------     -----------------
                                                                                (unaudited)
Assets

Current Assets:
    Cash and cash equivalents                                                  $      --              $  30,715
    Accounts receivable, net                                                      41,399                 32,373
    Income tax refund receivable                                                   2,941                   --
    Prepaid expenses and other                                                     2,962                  3,633
                                                                               ---------              ---------
         Total current assets                                                     47,302                 66,721
Property and Equipment, net                                                       45,999                 30,171
Goodwill, net                                                                    199,623                200,187
Investment in Business Held for Sale                                               4,502                     --
Other Assets                                                                       2,978                  1,976
                                                                               ---------              ---------
         Total Assets                                                          $ 300,404              $ 299,055
                                                                               =========              =========
Liabilities and Stockholders' Equity

Current Liabilities:
    Current maturities of long-term debt                                       $   1,332              $   1,768
    Accounts payable                                                               2,264                  6,185
    Accrued expenses                                                               8,805                  5,042
    Accrued compensation                                                           7,628                  3,980
    Notes payable to seller's of businesses                                        1,077                 27,005
    Deferred revenue                                                                 847                  2,300
    Other current liabilities                                                      4,471                  2,165
                                                                               ---------              ---------
         Total current liabilities                                                26,424                 48,445
                                                                               ---------              ---------
Deferred Income Taxes                                                                655                    655
                                                                               ---------              ---------
Secured Credit Facility Debt                                                      35,900                     --
                                                                               ---------              ---------
Long-term Debt                                                                     4,092                  4,199
                                                                               ---------              ---------
Acquisition Related Liabilities                                                    2,539                  4,810
                                                                               ---------              ---------
Other Noncurrent Liabilities                                                       1,604                    435
                                                                               ---------              ---------
Stockholders' Equity:
     Preferred Stock, $.01 par value, 5,000,000 shares authorized,
       no shares issued or outstanding                                                --                     --
    Common Stock, $.01 par value, 200,000,000 shares authorized,
      25,210,984 shares issued and outstanding                                       252                    252
    Additional paid-in capital                                                   236,678                236,678
    (Accumulated deficit) Retained earnings                                       (7,551)                 3,650
   Cumulative translation adjustment                                                (189)                   (69)
                                                                               ---------              ---------
                                                                                 229,190                240,511
                                                                               ---------              ---------
         Total Liabilities and Stockholders' Equity                            $ 300,404              $ 299,055
                                                                               =========              =========

           See Notes to Condensed Consolidated Financial Statements.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                                                                 Period From
                                                                                                               April 26, 1996
                                                                                      Nine Months Ended        (Inception) To
                                                                                      September 30, 1997     September 30, 1996
                                                                                      ------------------     ------------------
Cash Flows From Operating Activities:
    Net income (loss)                                                                    $ (11,201)             $     956
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                       8,198                  1,175
         Amortization of goodwill                                                            6,235                    834
         Provision for bad debts                                                             1,101                   --
         Provision for deferred taxes                                                         --                     (195)
         Utilization of tax carry-back benefit                                              (2,048)                  --
         Other Items, net                                                                      492                   --
         Changes in operating assets and liabilities-
              Accounts receivable                                                           (9,858)                   166
              Income tax receivable                                                            532                   --
              Prepaid expenses and other                                                    (1,130)                 1,439
              Accounts payable                                                              (4,285)                  (699)
              Accrued compensation                                                           3,853                   --
              Other accrued expenses                                                         3,627                   (531)
              Deferred revenue                                                              (1,453)                  --
              Other liabilities                                                              2,535                   (116)
                                                                                         ---------              ---------
                  Net cash provided by (used in) operating activities                       (3,402)                 3,029
                                                                                         ---------              ---------
Cash Flows From Investing Activities:
    Purchases of property and equipment                                                    (24,315)                (5,453)
    Acquisition of Initial Operating Businesses, net of cash acquired                         --                  (91,356)
    Payments related to acquisition of Initial Operating Businesses                        (28,488)                  --
    Acquisition of TeleSpectrum FX (IVR)                                                    (5,327)                  --
    Investment in business held for sale                                                    (4,502)                  --
    Proceeds on sale of marketable securities                                                 --                       40
                                                                                         ---------              ---------
                  Net cash used in investing activities                                    (62,632)               (96,769)
                                                                                         ---------              ---------
Cash Flows From Financing Activities:
    Capital contribution received                                                             --                    2,110
    Net proceeds from sale of stock                                                           --                  162,016
    Borrowings on secured credit facility                                                   35,900                   --
    Borrowings of long-term debt                                                               720                   --
    Payments of long-term debt                                                                (407)                (9,479)
    Payments of capital lease obligations                                                     (894)                (2,964)
                                                                                         ---------              ---------
                  Net cash provided by financing activities                                 35,319                151,683
                                                                                         ---------              ---------
Net increase (decrease) in cash and cash equivalents                                       (30,715)                57,943
Cash and cash equivalents, beginning of period                                              30,715                   --
                                                                                         ---------              ---------
Cash and cash equivalents, end of period                                                 $    --                $  57,943
                                                                                         =========              =========

           See Notes to Condensed Consolidated Financial Statements.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
--------------------------------------------------------------------------------
1. Company Background

TeleSpectrum Worldwide Inc. and Subsidiaries ("TeleSpectrum" or "the Company") was incorporated in Delaware on April 26, 1996. On August 12, 1996, the Company completed its initial public offering. Simultaneous with the offering, the Company began material operations with the acquisition of substantially all of the assets and the assumption of certain liabilities of six companies engaged in telemarketing, market research, and direct mail and fulfillment businesses (collectively, the "Initial Operating Businesses").

Subsequent to the acquisition of the Initial Operating Businesses, the Company completed the acquisitions of the TARP and PR Response businesses (collectively, the "Fourth Quarter 1996 Acquisitions"), which were acquired on October 1, 1996 and November 1, 1996, respectively. The acquisition of TARP expanded the Company's customer service consulting capabilities. The acquisition of PR Response, which operates three call centers in the Canadian provinces of Ontario and Manitoba, represents the Company's penetration into the Canadian teleservices market.

In March 1997, the Company completed its acquisition of the interactive voice response division of Voice FX Corporation. The division, renamed TeleSpectrum FX ("FX (IVR)"), provides interactive voice response solutions within the interactive promotion and direct response marketplace. The effective date of the FX (IVR) acquisition was March 1, 1997.

TeleSpectrum provides inbound and outbound telemarketing, inbound customer services, direct mail and fulfillment, market research, interactive promotion and direct response and other services including strategic and database marketing, consulting and training. As of September 30, 1997, the Company operated 27 call centers with approximately 3,600 workstations throughout the United States and the provinces of Ontario and Manitoba, Canada.

2. Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1996 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the period from April 26, 1996 (Inception) to December 31, 1996.

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

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                                  (unaudited)
--------------------------------------------------------------------------------
3. Third Quarter 1997 Charges

During the third quarter of 1997 the Company recorded pre-tax charges totaling $10,827,000, including $3,725,000 for the write-down of certain property and equipment to fair value and the provision for future payments under non-cancelable lease contracts related to the closing of five call centers and certain regional operations centers; $843,000 related to severance and termination benefits for approximately 48 employees - consisting primarily of individuals in management, operations and sales functions; $1,247,000 for minimum purchase commitments under various telecommunications services agreements; $875,000 increase to the reserve for the allowance for doubtful accounts; $3,130,000 for revisions to estimates of the costs of certain employee benefit programs and certain other items totaling $1,007,000 ("the third quarter 1997 charges").

The third quarter 1997 charges are included in the results of operations for both the three and nine months ended September 30, 1997, with $6,841,000 as a component of cost of services expenses and $3,986,000 as a component of selling, general and administrative expenses. The third quarter 1997 charges are included in the September 30, 1997 consolidated balance sheet as accrued expenses or accrued compensation except for the write-down of property and equipment which is included as a component of accumulated depreciation.

The Company has commenced activities necessary to implement the closing of the call centers and the consolidation of certain operations. Company management expects that all significant activities under the implementation plan will be completed by no later than one year from September 30, 1997, with a majority of these activities being completed within the next six to nine months.

4. Secured Credit Facility Debt

Under the terms of the Company's secured credit facility ("the credit facility"), which was most recently amended in November 1997, the Company can borrow up to the lesser of $35.0 million or an amount that is determined as the sum of (i) 80% of accounts receivable aged 90 days or less plus (ii) 50% of unbilled accounts receivable plus (iii) a $5.0 million "over-advance" adjustment. The $5.0 million over-advance adjustment decreases ratably by $625,000 per quarter, with the first decrement occurring for the quarter ended March 31, 1998.

Borrowings can be used for working capital requirements, and certain other limited purposes. The credit facility is secured by accounts receivable, equipment, and other assets of the Company and contains financial covenants including the maintenance of certain financial ratios, specified minimum levels of working capital and net worth, a maximum level of purchases of fixed assets and restrictions on the payment of distributions, among others.

Advances under the credit facility bear interest at optional borrowing rates of either the then current prime rate plus 0.25% or the LIBOR rate plus a margin that ranges from 1.0% to 3.0%, depending upon certain conditions specified in the credit facility agreement. At September 30, 1997, the weighted average interest rate of borrowings under the credit facility was 7.1%. The credit facility terminates in January 2000.

5. Investment in Business Held for Sale

On June 30, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of FX Direct, Inc. ("FX Direct"). As of September 30, 1997, the Company's net cash investment in FX Direct amounted to $4,502,000, which is included in the September 30, 1997 Balance Sheet as an investment in business held for sale. On October 3, 1997, the Company sold its investment in FX Direct for approximately $6,300,000 in cash. The Company's results of operations for the three months and nine months ended September 30, 1997 do not include those of FX Direct. During October 1997, the Company used the proceeds from the sale to repay borrowings on the credit facility and recorded a pre-tax gain of approximately $1,800,000.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                                  (unaudited)
--------------------------------------------------------------------------------
6. Supplemental Cash Flow Information

During the nine months ended September 30, 1997, the Company paid $916,000 of interest expense (net of capitalized interest expense of $78,000) and $1,180,000 of income taxes.

In March 1997, the Company settled the earn-out agreement with the seller of one of the Initial Operating Businesses under which the Company paid $25.0 million in March 1997 and agreed to pay $600,000 over a two year period in equal installments of which, the Company has paid $125,000 through September 30, 1997.

In connection with the acquisition of FX (IVR), the Company's consolidated financial statements reflect acquired net assets of approximately $71,000, consisting primarily of $321,000 of accounts receivable, $176,000 of property and equipment and $6,000 of other assets and the assumption of $432,000 of accounts payable and accrued expenses. The $5,256,000 of purchase price in excess of the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a twenty five year period.

The following table displays the net noncash assets that were consolidated on August 12, 1996, as a result of the acquisition of the Initial Operating
Businesses:

     Noncash assets (liabilities):
         Accounts receivable                                     $21,416,000
         Prepaid expenses and other                                4,461,000
         Property and equipment                                   18,472,000
         Other assets                                                869,000
         Goodwill                                                153,204,000
         Current maturities of long-term debt                    (16,476,000)
         Accounts payable                                         (6,000,000)
         Other accrued expenses                                  (13,217,000)
         Other liabilities                                        (1,430,000)
         Long-term debt                                           (4,426,000)
                                                                 -----------
         Net noncash assets acquired                             156,873,000
         Less:    Common stock issued                            (44,691,000)
                  Warrants issued to sellers                      (2,077,000)
                  CRW Warrants                                   (18,749,000)
                                                                 -----------
         Cash paid for Initial Operating Businesses              $91,356,000
                                                                 ===========

In May 1996 CRW Financial, Inc. (CRW) made an initial capital contribution to the Company of $2,110,000. These proceeds represented borrowings by CRW under subordinated notes issued to certain officers and directors of CRW and the Company. As additional consideration, the lenders to CRW received warrants from CRW to purchase 1,433,454 shares of the Company's Stock owned by CRW at $1.50 per share ("CRW Lender Warrants"). CRW also issued warrants to purchase 839,108 shares of the Company's Stock owned by CRW at $1.50 per share to certain officers of CRW and the Company ("CRW Management Warrants"). The deemed value for accounting purposes of $18,749,000 of both the CRW Lender Warrants and CRW Management Warrants were recorded as additional purchase price of the Initial Operating Businesses and additional paid-in capital.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                                  (unaudited)
--------------------------------------------------------------------------------
7. Pro Forma Results of Operation

The following table summarizes the unaudited pro forma combined results of operations for the nine months ended September 30, 1996, assuming the Initial Operating Business and TARP had been acquired on January 1, 1996 (for purposes of this disclosure, PR Response and FX (IVR) acquisitions have been deemed not material):

                                                     Nine Months Ended
                                                    September 30, 1996
                                                        (unaudited)
                                                        -----------
         Revenues                                     $  98,657,000
         Operating income                             $   9,473,000
         Net Income                                   $   5,644,000
         Earnings Per Share                           $        0.25

8. Earnings Per Share

Earnings per share (EPS) is calculated using the weighted average number of shares of common stock and common stock equivalent shares (dilutive incremental shares caused by stock options and warrants using the treasury stock method) outstanding during the three and nine months ended September 30, 1997 and the three months ended September 30, 1996 and for the period April 26, 1996 (Inception) to September 30, 1996. Common stock equivalent shares are only included in the EPS calculations to the extent their inclusion would have an aggregate dilutive effect.

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

9. Concentrations of Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company does not require collateral or other securities to support customer account receivable. The Company performs periodic reviews of its clients' condition to reduce the collection risk on accounts receivable.

The Company does not believe significant credit risk exists at September 30, 1997. The Company had one client in the financial services industry which accounted for approximately 20% of total revenues for the nine months ended September 30, 1997. No other client accounted for more than 10% of the Company's revenues or accounts receivable.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                                  (unaudited)
--------------------------------------------------------------------------------

10. Predecessor Company Financial Information

As noted above, simultaneous with the completion of the initial public offering in August 1996, the Company acquired the Initial Operating Businesses, including:

Somar, Inc. ("SOMAR"), provided outsourced telephone-based sales, marketing and
----------
customer management services, to clients principally in the insurance, financial service, telecommunications and consumer products industries.

NBG Services, Inc.. ("NBG"), was a provider of outbound telemarketing data
-----------------
processing and fulfillment services in the financial services, telecommunications and high-technology industries.

The Reich Group Companies. ("Reich"), provided telemarketing services to clients
-------------------------
in the financial services, insurance, telecommunications and publishing industries.

Telespectrum Inc. and Telespectrum Training Services Inc. ( together "TS: MD"),
--------------------------------------------------------
provided inbound and outbound telemarketing services and fulfillment to the high-technology, pharmaceutical and healthcare and consumer industries.

The Response Center, Inc. and The Tab House, Inc. (collectively "TRC") provide
------------------------------------------------
custom market research and analysis, principally to clients in the telecommunications, financial services, pharmaceutical and healthcare industries.

Harris Direct Marketing, Inc. and Harris Fulfillment Inc. (together, "Harris"),
--------------------------------------------------------
a regional vertically integrated direct mail and fulfillment organization provided service to companies in the pharmaceutical, financial services and insurance industries.

As noted above, the Company did not commence material operations until August 1996 with the acquisition of the businesses and net assets of the Initial Operating Businesses. The Company's actual results of operations from April 26, 1996 (Inception) through September 30, 1996 include the results of operations and cash flows related to the Initial Operating Businesses from August 13, 1996 to September 30, 1996. In connection with the initial public offering, the Initial Operating Businesses were deemed to be predecessor companies to TeleSpectrum Worldwide Inc. Accordingly, the following historical results of operations for the periods of July 1, 1996 to August 12, 1996 and January 1, 1996 to August 12, 1996 and statements of cash flows for the period January 1, 1996 to August 12, 1996 are presented below to comply with the historical interim financial statement requirements of a Form 10-Q. The results of operations and statements of cash flows are unaudited. However, in the opinion of management, they reflect all normal and recurring adjustments necessary for a fair presentation of the interim financial results. These results reflect the elimination of all intercompany transactions. These results should be read in conjunction with the more complete financial statements and related footnotes of the Initial Operating Businesses contained in the Company's Form 10-K for the period from April 26, 1996 (Inception) to December 31, 1996.

These results are not necessarily indicative of the results to be expected for any other interim period.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                                  (unaudited)
--------------------------------------------------------------------------------


10. Predecessor Company Financial Information (continued)

                             Results of Operations
                For the Period July 1, 1996 to August 12, 1996
                                  (unaudited)
                            (Dollars in Thousands)

                                              SOMAR         NBG         Reich       TS: MD        TRC        Harris
                                              -----         ---         -----       ------        ---        ------
   Revenues                                  $5,618       $2,387       $3,211       $2,495       $696          $937
                                              -----        -----        -----        -----        ---           ---

   Operating Expenses:
     Cost of services                         4,518        1,691        1,858        1,684        411           378
     Selling, general and administrative        725          256          267          808        223           465
                                                ---          ---          ---          ---        ---           ---

       Total operating expenses               5,243        1,947        2,125        2,492        634           843
                                              -----        -----        -----        -----        ---           ---

       Operating income                         375          440        1,086            3         62            94

   Interest Income (Expense), net             (117)         (11)           --         (10)         20          (11)
                                              -----         ----           --         ----         --          ----

       Income before taxes                      258          429        1,086          (7)         82            83

   Income taxes                                  --         (79)           --           --         --            --
                                                 --         ----           --           --         --            --

   Income                                      $258         $350       $1,086         $(7)        $82           $83
                                                ===          ===        =====          ===         ==            ==

   Pro Forma Information

   Historical Income                           $258         $350       $1,086         $(7)        $82           $83

   Pro Forma Income Tax (Expense)              (96)        (143)        (443)            3       (33)          (37)
                                               ----        -----        -----            -       ----          ----

   Pro Forma Net Income                        $162         $207         $643         $(4)        $49           $46
                                                ===          ===          ===          ===         ==            ==

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                                  (unaudited)
--------------------------------------------------------------------------------

10. Predecessor Company Financial Information (continued)

                             Results of Operations
            For the Period from January 1, 1996 to August 12, 1996
                            (Dollars in Thousands)

                                              SOMAR          NBG        Reich       TS: MD        TRC        Harris
                                              -----          ---        -----       ------        ---        ------
   Revenues                                 $26,421      $11,311      $14,558      $10,529     $3,927        $6,304
                                             ------       ------       ------       ------      -----         -----

   Operating Expenses:
     Cost of services                        21,406        7,686        8,550        6,974      2,101         3,140

     Selling, general and administrative      3,817        1,645        1,466        2,929      1,519         1,986
                                              -----        -----        -----        -----      -----         -----

       Total operating expenses              25,223        9,331       10,016        9,903      3,620         5,126
                                             ------        -----       ------        -----      -----         -----

       Operating income (loss)                1,198        1,980        4,542          626        307         1,178

   Interest (Expense), net                    (561)         (33)         (31)        (129)         20          (44)
                                              -----         ----         ----        -----         --          ----

       Income before taxes                      637        1,947        4,511          497        327         1,134

   Income taxes                                  --         (79)           --           --         --            --
                                                 --         ----           --           --         --            --

   Income                                      $637       $1,868       $4,511         $497       $327        $1,134
                                                ===        =====        =====          ===        ===         =====

   Pro Forma Information

   Historical Income                           $637       $1,868       $4,511         $497       $327        $1,134

   Pro Forma Income Tax (Expense)             (237)        (765)      (1,840)        (196)      (130)         (511)
                                              -----        -----      -------        -----      -----         -----

   Pro Forma Net Income                        $400       $1,103       $2,671         $301       $197          $623
                                                ===        =====        =====          ===        ===           ===


                 TeleSpectrum Worldwide Inc. and Subsidiaries

                                  (unaudited)
--------------------------------------------------------------------------------

10. Predecessor Company Financial Information (continued)

                           Statements of Cash Flows
            For the Period from January 1, 1996 to August 12, 1996
                            (Dollars in Thousands)

                                                SOMAR          NBG         Reich       TS: MD          TRC      Harris
                                                -----          ---         -----       ------          ---      ------
Operating Activities
--------------------

   Net Income                                    $637       $1,868        $4,511         $497         $327      $1,134

   Adjustments to reconcile net income

    to net cash provided by (used in)

    operating activities

     Depreciation and amortization                749          273           239          127           43         347

     Provision for bad debts                       --           --            --           53           --          36

     Changes in operating assets

       and liabilities, net                       738        (807)       (2,215)          292        (547)       (715)
                                                  ---        -----       -------          ---        -----       -----

      Net cash provided by (used in)

        operating activities                    2,124        1,334         2,535          969        (177)         802
                                                -----        -----         -----          ---        -----         ---

Investing Activities
--------------------

   Purchases of property and equipment          (828)        (126)         (935)      (2,044)        (107)       (289)

   Advances to stockholder                      (847)           --            --           --           --          --

   Advances to affiliates                       (248)           --            --           --           --          --

   Other, net                                      --           45            --           --           14          --
                                                   --           --            --           --           --          --

      Net cash used in investing activities   (1,923)         (81)         (935)      (2,044)         (93)       (289)
                                              -------         ----         -----      -------         ----       -----

Financing Activities
--------------------

   Net borrowings (repayments) of debt        (1,212)        (500)         (633)      (1,344)           --       (154)

   Payments of capital lease obligations        (641)        (260)            --           --           --          --

   Net borrowings on line of credit             2,269           --           700        3,060           --          --

   Net borrowings (repayments) to affiliates    (102)           --            --           --           --          --

   Distributions to stockholder                 (535)        (120)       (1,770)           --        (798)     (1,575)
                                                -----        -----       -------           --        -----     -------

   Net cash provided by (used in)

     financing activities                       (221)        (880)       (1,703)        1,716        (798)     (1,729)
                                                -----        -----       -------        -----        -----     -------

Increase (decrease) in cash and cash
     equivalents                                 (20)          373         (103)          641      (1,068)     (1,216)

Cash and cash equivalents, beginning of
     period                                        25          700           220           15        1,178       2,919
                                                   --          ---           ---           --        -----       -----

Cash and cash equivalents, end of period           $5       $1,073          $117         $656         $110      $1,703
                                                    =        =====           ===          ===          ===       =====

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Company Background

TeleSpectrum Worldwide Inc. ("TeleSpectrum" or "the Company") was founded in April 1996 to provide a single source for complete, integrated solutions to clients' teleservices needs, including but not limited to, business acquisition, customer activation, customer service, customer retention, consumer affairs, catalogue sales, help desk services and registration services.

On August 12, 1996, simultaneous with completing its initial public offering, the Company began material operations with the acquisition of the businesses conducted by six companies engaged in telemarketing, market research, and direct mail and fulfillment businesses (collectively, the "Initial Operating Businesses").

Subsequent to the acquisition of the Initial Operating Businesses, the Company completed the acquisitions of TARP and PR Response, which were acquired as of October 1, 1996 and November 1, 1996, respectively (collectively, the "Fourth Quarter 1996 Acquisitions"). The TARP acquisition expanded the Company's customer service consulting capabilities and the acquisition of PR Response added two Canadian call centers.

In March 1997, the Company completed its acquisition of the interactive voice response division of Voice FX Corporation. The division, renamed TeleSpectrum FX ("FX (IVR)"), provides interactive voice response solutions within the interactive promotion and direct response marketplace. The Company's results of operation include those of FX (IVR) as of March 1, 1997.


Services Overview

A summary of the Company's service offerings is as follows:

Telemarketing - The Company generates telemarketing revenue by providing both business-to-consumer and business-to business outbound telemarketing services - primarily direct sales activities initiated by the Company on behalf of its clients.

Customer Care - The Company generates customer care revenue by providing customer service expertise to its clients. The Company's customer services expertise include inbound teleservices support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing; consulting services, through its TARP division, to a range of clients, including numerous Fortune 500 companies, that focus on providing innovative design solutions for it's clients' customer service departments, ranging from the design of a customer service function, quality reviews and audits of customer service groups' performance, as well as market research survey capabilities regarding the performance of the client's customer service capabilities, and integrated interactive voice response (i.e. "IVR") solutions and capabilities through its FX (IVR) division.

Market Research Revenue - The Company's market research capabilities include problem conceptualization, program design and data gathering and analyses to answer clients' marketing questions and suggest further avenues of inquiry.

Direct Mail and Fulfillment - Direct mail services include preparing, addressing, coordinating, sorting, and mailing materials, in most instances through the Company's in-house postal facility, to current and potential customers on behalf of the Company's clients. The Company's fulfillment services, which also include the storage of client-supplied products and literature in the Company's warehouse space, involve the filling and mailing of orders on behalf of the Company's clients.

                  TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Results of Operations

Actual Results of Operations
Actual results of operations for the three and nine months ended September 30, 1997 amounted to a loss of $13.3 million or $0.53 loss per share and a loss of $11.2 million or $0.44 loss per share, respectively. The Company recorded total revenue of $45.8 million and $149.6 million for the three and nine months ended September 30, 1997, respectively.

As noted above, the Company did not commence material operations until August 1996 with the acquisition of the businesses and net assets of the Initial Operating Businesses. The Company's actual results of operations from April 26, 1996 (Inception) through September 30, 1996 include the revenue, cost of services, selling, general and administrative expenses, goodwill amortization, net interest income and income tax expense related to the Initial Operating Businesses from August 13, 1996 only.

The actual results of operations for the three months ended September 30, 1996 and for the period April 26, 1996 (Inception) to September 30, 1996 amounted to net income of $1.2 million or $0.07 earnings per share and $1.0 million or $0.07 earnings per share, respectively. The Company recorded total revenue of $17.3 million for both the three months ended September 30, 1996 and for the period April 26, 1996 (Inception) to September 30, 1996.

Third Quarter 1997 Charges

During the third quarter of 1997 the Company recorded pre-tax charges totaling $10.8 million, including $3.7 million for the write-down of certain property and equipment to fair value and the provision for future payments under non-cancelable lease contracts related to the closing of five call centers and certain regional operations centers; $0.8 million related to severance and termination benefits for approximately 48 employees - consisting primarily of individuals in management, operations and sales functions; $1.3 million for minimum purchase commitments under various telecommunications services agreements; $0.9 million to increase the reserve for the allowance for doubtful accounts; $3.1 million for revisions to estimates of the costs of certain employee benefit programs and certain other items totaling $1.0 million ("the third quarter 1997 charges").

The third quarter 1997 charges are included in the results of operations for both the three and nine months ended September 30, 1997, with $6.8 million as a component of cost of services expenses and $4.0 million as a component of selling, general and administrative expenses. The third quarter 1997 charges are included in the September 30, 1997 consolidated balance sheet as accrued expenses or accrued compensation except for the write-down of property and equipment which is included as a component of accumulated depreciation.

The Company has commenced activities necessary to implement the closing of the call centers and the consolidation of certain operations. Company management expects that all significant activities under the implementation plan will be completed by no later than one year from September 30, 1997, with a majority of these activities being completed within the next six to nine months.

A more detailed discussion of the third quarter 1997 charges is presented below in the discussions in "Cost of Services" and "Selling, General & Administrative" expenses for both the three and nine months ended September 30, 1997.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Results of Operations (continued)

Summary of Actual and Supplemental Pro Forma Results of Operations
As noted above, the Company did not commence material operations until August 1996 with the acquisition of the businesses and net assets of the Initial Operating Businesses. Accordingly, primarily for purposes of comparing the results of operations of the Initial Operating Businesses, management has presented in the table below the consolidated actual (unaudited) results of operations for the three and nine months ended September 30, 1997 compared to the combined Supplemental Pro Forma 1 (unaudited) results of operations for the three and nine months ended September 30, 1996.

                                                               Actual and Supplemental Pro Forma /1/
                                                                      Results of Operations
                                                                       Dollars in millions
                                                                           (Unaudited)

                                           -----------------------------------------------------------------------------
                                                               Supplemental Pro                     Supplemental Pro
                                                 Actual              Forma             Actual           Forma

                                               Three Months      Three Months        Nine Months      Nine Months
                                                  Ended              Ended             Ended             Ended
                                               September 30,     September 30,      September 30,     September 30,
                                                   1997              1996              1997              1996
                                           -----------------   -----------------  ----------------  ----------------
Revenues:
--------
  Telemarketing                                        $30.4               $22.2            $107.1             $63.2
  Customer Care                                         10.2                 6.0              27.1              14.0
  Market Research and Direct Mail and
    Fulfillment                                          5.2                 4.4              15.4              13.1
                                           --------------------------------------------------------------------------
Total Revenue                                           45.8                32.6             149.6              90.3

Cost of services                                        43.0                22.1             118.6              61.4
Selling, general and administrative                     16.0                 5.9              36.5              16.7
Amortization of goodwill                                 2.1                 1.5               6.2               4.7
                                           --------------------------------------------------------------------------
                                                        61.1                29.5             161.4              82.8

Operating Income (Loss)                                (15.3)                3.1             (11.8)              7.5
Interest (expense), net                                 (0.7)                0.3              (0.8)              0.2
                                           --------------------------------------------------------------------------
Income (Loss) before taxes                             (16.0)                3.4             (12.6)              7.7
Income Tax (Expense) Benefit                             2.7                (1.4)              1.4              (3.3)
                                           --------------------------------------------------------------------------
Net Income (Loss)                                     $(13.3)               $2.0            $(11.2)             $4.4
                                           ==========================================================================


------------------------
/1/ The Supplemental Pro Forma results of operations include only the results of the Initial Operating Businesses for the three and nine months ended September 30, 1996 and exclude the results of operations of the Fourth Quarter 1996 Acquisitions and FX (IVR).

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Results of Operations (continued)

Comparison of the Actual results of operations for the three months ended
-------------------------------------------------------------------------
September 30, 1997 to the Supplemental Pro Forma results of operations for the
------------------------------------------------------------------------------
three months ended September 30, 1996.
-------------------------------------

Revenue
Total revenue for the three months ended September 30, 1997 amounted to $45.8 million, an increase of $13.2 million or 40% as compared to total revenue of $32.6 million for the three months ended September 30, 1996. Of the total increase, $12.4 million or 94%, was attributable to the aggregate increases in Telemarketing and Customer Care revenue. This period over period increase in aggregate Telemarketing and Customer Care revenue was driven by increased calling hours and volumes. The Company's ability to service the increase in calling hours and volumes resulted from the significant capital investment in both new call center capacity and capital investment in technology upgrades and capacity enhancements to existing call centers (See Liquidity and Capital Resources for a discussion of the capital investment program).

In terms of the number of workstations and call centers, the Company currently operates approximately 3,600 workstations in 27 call centers as compared to the same period of the prior year when the Initial Operating Businesses operated (on a combined basis) an estimated 1,500 workstations in 19 call centers. A discussion of each significant revenue component is presented below.

Telemarketing Revenue - Telemarketing revenue of $30.4 million for the three months ended September 30, 1997 accounted for 66% of the Company's total revenue for the three month period ended September 30, 1997 and represents an increase of $8.2 million or 37% when compared to telemarketing revenue of $22.2 million for the same prior year period. The increase in telemarketing revenues is principally attributable to increased calling volume and hours of production as a result of increased demand from new and existing clients.

Customer Care Revenue - Customer care revenue of $10.2 million for the three months ended September 30, 1997 accounted for 22% of total revenue for the three months ended September 30, 1997 and represents an increase of $4.2 million or 70% as compared to customer care revenue of $6.0 million for the same prior year period. This increase resulted from increased volumes from new and existing clients and the addition of revenue from TARP and FX (IVR). The Company acquired the TARP and FX (IVR) businesses as of October 1, 1996 and March 1, 1997, respectively. As such, TARP and FX (IVR) are not part of the Initial Operating Businesses and the related revenue is therefore not included in the Supplemental Pro Forma results of operations..

Market Research and Direct Mail and Fulfillment Revenue - Market Research and Direct Mail and Fulfillment revenue for the three months ended September 30, 1997 amounted to $5.2 million and represents an increase of $0.8 million or 18% over the aggregate revenues of $4.4 million for the same prior year period. This increase is attributable to increased demand for these services.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Results of Operations (continued)

Comparison of the Actual results of operations for the three months ended
-------------------------------------------------------------------------
September 30, 1997 to the Supplemental Pro Forma results of operations for the
------------------------------------------------------------------------------
three months ended September 30, 1996. (Continued)
--------------------------------------

Operating Expenses
Aggregate operating expenses, excluding the amortization of goodwill, for the three months ended September 30, 1997 amounted to $59.0 million, an increase of $31.0 million or 111% over the aggregate expenses of $28.0 million for same prior year period. Absent the $10.8 million of third quarter 1997 charges, aggregate operating expenses, excluding goodwill amortization, for the three months ended September 30, 1997 would have increased approximately $20.2 million or 72% when compared to the same prior year period.

Cost of Services
Cost of services expenses amounted to $43.0 million for the three months ended September 30, 1997, an increase of $20.9 million or 95% when compared to cost of services expenses of $22.1 million for the same prior year period. As a percentage of total revenues, cost of services expenses were 94% and 68% for the three months ended September 30, 1997 and 1996, respectively.

As noted above, cost of services expenses for the three months ended September 30, 1997 include $6.8 million related to the cost of service component of the third quarter 1997 charges, including $2.9 million for the write-down of certain property and equipment to fair value and the provision for future payments under non-cancelable lease contracts related to the closing of five call centers and certain regional operations centers; $0.4 million related to employee severance agreements; $1.3 million associated with amounts related to minimum commitments under various telecommunication service contracts; $1.6 million for revisions to estimates of the costs of certain employee benefit programs and certain other items totaling $0.6.

Cost of services, excluding the $6.8 million of third quarter 1997 charges, would have increased $14.1 million or 64% for the three months ended September 30, 1997 when compared to the same period of the prior year. As a percentage of revenue, cost of services expenses, without the third quarter 1997 charges, would have been 79%. This increase in cost of services expenses as a percentage of revenue, as compared to the same period of the prior year, resulted primarily from the expansion of the company's productive capacity, which in turn resulted in the lower utilization of telemarketing personnel and facilities and the acceptance of less profitable telemarketing contracts to utilize capacity.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Results of Operations (continued)

Comparison of the Actual results of operations for the three months ended
-------------------------------------------------------------------------
September 30, 1997 to the Supplemental Pro Forma results of operations for the
------------------------------------------------------------------------------
three months ended September 30, 1996 (Continued)
-------------------------------------

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses amounted to $16.0 million for the three months ended September 30, 1997, an increase of $10.1 million or 171% when compared to SG&A expenses of $5.9 million for the same prior year period. As a percentage of total revenue, SG&A expenses were 35% and 18% for the three months ended September 30, 1997 and 1996, respectively.

As noted above, SG&A expenses for the three months ended September 30, 1997 include $4.0 million related to the SG&A component of the third quarter 1997 charges, including $0.8 million for the write-down of certain property and equipment to fair value related to the closing of five call centers and certain regional operations centers; $0.4 million related to employee severance agreements; $0.9 million associated with an increase to the reserve for the allowance for doubtful accounts; $1.5 million for revisions to estimates of the costs of certain employee benefit programs and certain other items totaling $0.4 million.

Selling, general and administrative expenses, excluding the $4.0 million of the third quarter 1997 charges, would have increased $6.1 million or 103% for the three months ended September 30, 1997 when compared to the same prior year period. As a percentage of revenue, SG&A expenses, without the third quarter 1997 charges, would have been 26%. This increase in SG&A expenses as a percentage of revenue, as compared to the same period of the prior year, primarily resulted from the expansion of the company's administrative infrastructure, combined with additional overhead expenses associated with operating as a public company.

Amortization of Goodwill
The Company has recorded the aggregate purchase price in excess of the estimated fair value of the net assets acquired related to the Initial Operating Businesses, TARP, PR Response, and FX (IVR) , as goodwill. These amounts are being amortized on a straight-line basis over a twenty five year period.

Amortization of goodwill expense for the three months ended September 30, 1997 amounted to $2.1 million and represents three months of expense related to the amortization of goodwill associated with the purchases of the Initial Operating Businesses, TARP, PR Response, and FX (IVR). Amortization of goodwill expense for the three months ended September 30, 1996 represents an estimate of the three months of expense related to the amortization of goodwill associated with the purchase of the Initial Operating Businesses only. As a percentage of revenue, amortization of goodwill expense was 5% during both the three months ended September 30, 1997 and September 30, 1996.

The policy of the Company is to continually evaluate whether later events and circumstances have occurred that indicate whether or not the unamortized balance of goodwill may be recoverable or the remaining amortization period may warrant revision. If factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of the related undiscounted future cash flows over the remaining amortization period of goodwill in measuring whether the unamortized balance of goodwill is recoverable. If the amount of such undiscounted future cash flows is less that the unamortized balance of goodwill, then the unamortized balance of goodwill will be written down to the amount of the undiscounted future cash flows. The Company has reviewed the unamortized balance of goodwill to determine whether such amount is recoverable. The Company believes that there are no material impairments to the unamortized balance of goodwill at September 30, 1997. The Company will continue to review the recoverability of the unamortized balance of goodwill, taking into consideration future results of operations and future cash flows expected to result from the use of this asset. If the amount of the undiscounted future cash flows is less than the unamortized balance of goodwill, then an impairment charge will be recorded.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Results of Operations (continued)

Comparison of the Actual results of operations for the nine months ended
------------------------------------------------------------------------
September 30, 1997 to the Supplemental Pro Forma results of operations for the
------------------------------------------------------------------------------
nine months ended September 30, 1996.
-------------------------------------

Revenue
Total revenue for the nine months ended September 30, 1997 amounted to $149.6 million, an increase of $59.3 million or 66% as compared to total revenue of $90.3 million for the nine months ended September 30, 1996. Of this total increase, $57.0 million or 96% was attributable to the aggregate increase in Telemarketing and Customer Care revenue. This period over period increase in aggregate Telemarketing and Customer Care revenue was driven by increased calling hours and volumes. The Company's ability to service the increase in calling hours and volumes resulted from the significant capital investment in new call center capacity and capital investment in technology upgrades and capacity enhancements to existing call centers (See Liquidity and Capital Resources for a discussion of the capital investment program).

In terms of the number of workstations and call centers, the Company currently operates approximately 3,600 workstations in 27 call centers as compared to the same period of the prior year when the Initial Operating Businesses operated (on a combined basis) an estimated 1,500 workstations in 19 call centers. A discussion of each significant revenue component is presented below.

Telemarketing Revenue - Telemarketing revenue of $107.1 million for the nine months ended September 30, 1997 accounted for 72% of the Company's total revenue for the nine month period ended September 30, 1997 and represents an increase of $43.9 million or 69% when compared to telemarketing revenue of $63.2 million for the same period of the prior year. The increase in telemarketing revenues is principally attributable to increased calling volume and hours of production as a result of increased demand from new and existing clients.

Customer Care Revenue - Customer care revenue of $27.1 million for the nine months ended September 30, 1997 accounted for 18% of total revenue for the nine months ended September 30, 1997 and represents an increase of $13.1 million or 94% as compared to customer care revenue of $14.0 million for the same prior year period. This increase resulted from increased volumes from new and existing clients and the addition of revenue from TARP and FX (IVR). The Company acquired the TARP and FX (IVR) businesses as of October 1, 1996 and March 1, 1997, respectively. As such, TARP and FX (IVR) are not part of the Initial Operating Businesses and the related revenue is therefore not included in the Supplemental Pro Forma results of operations..

Market Research and Direct Mail and Fulfillment Revenue - Market Research and Direct Mail and Fulfillment revenue for the nine months ended September 30, 1997 amounted to $15.4 million and represents an increase of $2.3 million or 18% over the aggregate revenues of $13.1 million for same prior year period. This increase is attributable to increased demand for these services.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Results of Operations (continued)

Comparison of the Actual results of operations for the nine months ended
------------------------------------------------------------------------
September 30, 1997 to the Supplemental Pro Forma results of operations for the
------------------------------------------------------------------------------
nine months ended September 30, 1996. (Continued)
-------------------------------------

Operating Expenses
Aggregate operating expenses, excluding the amortization of goodwill, for the nine months ended September 30, 1997 amounted to $155.1 million, an increase of $77.0 million or 99% over the aggregate expenses of $78.1 million for the same period of the prior year. Absent the $10.8 million of third quarter 1997 charges, aggregate operating expenses, excluding goodwill amortization, for the nine months ended September 30, 1997 would have increased approximately $66.2 million or 85% when compared to the same prior year period.

Cost of Services
Cost of Services expenses amounted to $118.6 million for the nine months ended September 30, 1997, an increase of $57.2 million or 93% when compared to cost of services expenses of $61.4 million for the same prior year period. As a percentage of total revenues, cost of services expenses were 79% and 68% for the nine months ended September 30, 1997 and 1996, respectively.

As noted above, cost of services expenses for the three months ended September 30, 1997 include $6.8 million related to the cost of service component of the third quarter 1997 charges, including $2.9 million for the write-down of certain property and equipment to fair value and the provision for future payments under non-cancelable lease contracts related to the closing of five call centers and certain regional operations centers; $0.4 million related to employee severance agreements; $1.3 million associated with amounts related to minimum commitments under various telecommunication service contracts; $1.6 million for revisions to estimates of the costs of certain employee benefit programs and certain other items totaling $0.6.

Cost of services, excluding the $6.8 million of the third quarter 1997 charges, would have increased $50.4 million or 82% for the nine months ended September 30, 1997 when compared to the same prior year period. As a percentage of revenue, cost of services expenses, without the third quarter 1997 charges, would have been 75%. This increase in cost of services expenses as a percentage of revenue, as compared to the same period of the prior year, resulted primarily from the expansion of the company's productive capacity, which in turn resulted in the lower utilization of telemarketing personnel and facilities and the acceptance of less profitable telemarketing contracts to utilize capacity.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Results of Operations (continued)

Comparison of the Actual results of operations for the nine months ended
------------------------------------------------------------------------
September 30, 1997 to the Supplemental Pro Forma results of operations for the
------------------------------------------------------------------------------
nine months ended September 30, 1996. (Continued)
-------------------------------------

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses amounted to $36.5 million, an increase of $19.8 million or 119% when compared to SG&A expenses of $16.7 million for the same prior year period. As a percentage of total revenue, SG&A expenses were 24% and 18% for the nine months ended September 30, 1997 and 1996, respectively.

As noted above, SG&A expenses for the three months ended September 30, 1997 include $4.0 million related to the SG&A component of the third quarter 1997 charges, including $0.8 million for the write-down of certain property and equipment to fair value related to the closing of five call centers and certain regional operations centers; $0.4 million related to employee severance agreements; $0.9 million associated with an increase to the reserve for the allowance for doubtful accounts; $1.5 million for revisions to estimates of the costs of certain employee benefit programs and certain other items totaling $0.4 million.

Selling, general and administrative expenses, without the $4.0 million of the SG&A component of the third quarter 1997 charges, would have increased $15.8 million or 95% for the nine months ended September 30, 1997 when compared to the same prior year period. As a percentage of revenue, SG&A expenses, without the third quarter 1997 charges, would have been 22%. The increase in SG&A expenses for the nine months ended September 30, 1997, as a percentage of revenue, as compared to the same period of the prior year, primarily resulted from the expansion of the company's administrative infrastructure, combined with additional overhead expenses associated with operating as a public company.

Amortization of Goodwill
The Company has recorded the aggregate purchase price in excess of the estimated fair value of the net assets acquired related to the Initial Operating Businesses, TARP, PR Response, and FX (IVR) , as goodwill. These amounts are being amortized on a straight-line basis over a twenty five year period.

Amortization of goodwill expense for the nine months ended September 30, 1997 amounted to $6.2 million and represents nine months of expense related to the amortization of goodwill associated with the purchases of the Initial Operating Businesses, TARP, and PR Response, plus seven months of amortization of goodwill expense related to the FX (IVR) acquisition. Amortization of goodwill expense for the nine months ended September 30, 1996 represents an estimate of the nine months of expense related to the to the amortization of goodwill associated with the purchase of the Initial Operating Businesses only. As a percentage of revenue, amortization expense decreased to 4% from 5% during the nine months ended September 30, 1997 when compared with the nine months ended September 30, 1996. The decrease as a percentage of revenue was principally the result of the substantial revenue growth period over period.

The policy of the Company is to continually evaluate whether later events and circumstances have occurred that indicate whether or not the unamortized balance of goodwill may be recoverable or the remaining amortization period may warrant revision. If factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of the related undiscounted future cash flows over the remaining amortization period of goodwill in measuring whether the unamortized balance of goodwill is recoverable. If the amount of such undiscounted future cash flows is less that the unamortized balance of goodwill, then the unamortized balance of goodwill will be written down to the amount of the undiscounted future cash flows. The Company has reviewed the unamortized balance of goodwill to determine whether such amount is recoverable. The Company believes that there are no material impairments to the unamortized balance of goodwill at September 30, 1997. The Company will continue to review the recoverability of the unamortized balance of goodwill, taking into consideration future results of operations and future cash flows expected to result from the use of this asset. If the amount of the undiscounted future cash flows is less than the unamortized balance of goodwill, then an impairment charge will be recorded.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Results of Operations (continued)

Other Information
-----------------

Results of Operations Risk Factors
While the Company expects to be able to increase its capacity utilization, obtain and maintain higher revenue per hour business, maintain its relationships with existing clients, obtain new clients, manage its costs effectively, continue to grow its revenues, and return to profitability, there can be no assurance that it will be able to meet any or all of these objectives.

The Company's agreements with its clients generally do not assure that the Company will achieve a specific level of revenue and generally are terminable by the clients on relatively short notice. Additionally, the amount of revenue the Company generates from a particular client is dependent upon a number of factors, including, the ability of the Company to achieve marketing and sales results required by the client and the results achieved by the Company as compared to both the clients' in-house operations and/or other competing out-source service providers. In addition to these factors noted above, numerous agreements with its clients are also based on actual sales achieved. Accordingly, the ability of the Company to achieve its desired results of operations is also contingent upon its telephone sales representatives being able to effectively and efficiently market the clients' products as well as the quality of the lists of prospective customers provided by the Company's clients.

The Company has completed a systematic review of its costs and organizational structure in an effort to identify opportunities for cost reduction and elimination. In this regard, the Company has begun to implement a plan whereby the strategic purchasing and information technologies functions are being located in centralized Company facilities. The Company expects that the implementation of the cost reduction opportunities and the centralization initiative will reduce its overhead cost structure. While the Company expects to be able to achieve these cost reductions, there can be no assurance that it will be able to successfully implement any or all of the cost reduction opportunities and the centralization initiatives described above. (See "Forward-Looking Statements" for a discussion of these and other risk factors that could negatively impact the Company's ability to achieve it's desired results of operations.)

Quarterly Results and Seasonality
The Company's results of operations in any single interim period should not be viewed as an indication of future results of operations. The Company has in the past and may again in the future experience quarterly variations in revenue and operating profitability as a result of the timing of its clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses incurred to acquire and support such new business, and changes in the Company's revenue mix among its various service offerings. While the effects of seasonality on the Company's business are offset by its ability to add new clients and / or new programs for existing clients, the Company's business volumes tend to decrease in the first and third quarters of its fiscal year due to reduced levels of clients' marketing programs which are typically slower in the post-holiday and summer months, respectively. There can be no assurance that the Company will be able to predict or compensate for any such seasonal downturns.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Liquidity and Capital Resources

                                                                Period From
                                          Nine Months          April 26, 1996
Dollars in Millions                          Ended             (Inception) to
Cash Flows Provided By (Used In):     September 30, 1997     September 30, 1996
---------------------------------     ------------------     ------------------
     Operating Activities                 $(3.4)                      $3.0
     Investing Activities                 (62.6)                    (96.8)
     Financing Activities                   35.3                     151.7


Operating Activities
During the nine months ended September 30, 1997, the Company used $3.4 million to fund operations, principally related to the funding of working capital requirements.

As noted above, the Company did not commence material operations until August 1996 with the acquisition of the businesses and net assets of the Initial Operating Businesses. The Company's actual results of operations from April 26, 1996 (Inception) through September 30, 1996 include those of the Initial Operating Businesses from August 13, 1996 only. During the period April 26, 1996 (Inception) to September 30, 1996, the Company generated $3.0 million from operating activities, principally from profitable operations and a positive cash flow from working capital related to the timing of the payment of certain operational expenses.

Investing Activities
During the nine months ended September 30, 1997, the Company used $62.6 million in investing activities, summarized as follows:

Purchases of Property and Equipment - During the nine months ended September 30, 1997, purchases of property and equipment were $24.3 million, including $10.6 million associated with the development of six new call centers, $9.1 million related to capital investments in technology upgrades and capacity enhancements to existing call centers, $2.5 million related to capital investments for the Consulting, Market Research, Direct Mail and Fulfillment and FX (IVR) businesses and $2.1 million related to capital investments associated with development of and enhancement to production and administrative infrastructure projects. As a result of the call center closings and the consolidation of facilities discussed above, the Company does not expect to make any additional investment in call center expansion for the remainder of 1997. During the period April 26, 1996 (Inception) to September 30, 1996 the company used $5.5 million for the purchase of property and equipment, associated with the commencement of the Company's call center expansion and centralization initiative.

Acquisitions of Businesses - During the nine months ended September 30, 1997, the Company used $28.5 million for payments related to the acquisition of the Initial Operating Business, including the payment of $25.1 million in settlement of an earn-out obligation under the terms of one of the purchase agreements, $1.2 million related to purchase price adjustments under the terms of one of the purchase agreements, $1.8 million related to accrued separation costs for certain former owners, and $0.4 million of other payments. Additionally, during the nine months ended September 30, 1997, the Company used $5.3 million for the acquisition of FX (IVR). During the period April 26, 1996 (Inception) to September 30, 1996 the company used $91.4 million to fund the cash portion of its August 1996 acquisition of the Initial Operating Businesses.

Investment in Business Held for Sale - During the nine months ended September 30, 1997, the Company used $4.5 million to invest in the ownership of FX Direct, Inc. The Company's net cash investment in FX Direct is included in the September 30, 1997 Balance Sheet as an investment in business held for sale. As noted above, this investment was sold in October 1997 generating net cash proceeds of approximately $6.3 million. During October 1997, the Company used the proceeds from the sale to repay borrowings on the credit facility and recorded a pre-tax gain of approximately $1.8 million.

                  TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Liquidity and Capital Resources (Continued)

Financing Activities
During the nine months ended September 30, 1997, the Company obtained net cash from financing activities of $35.3 million, including $35.9 million of net proceeds from borrowings under its credit facility discussed below and $0.7 million under other long-term debt. The Company used $1.3 million to pay principal related to other debt and capital lease obligations.

During the period April 26, 1996 (Inception) to September 30, 1996 the Company obtained net cash from financing activities of $151.7 million, including $162.0 million related to the Company's August 1996 initial public offering and $2.1 million related to proceeds of the Company's initial capitalization. During this period, the Company used $12.4 million to pay principal related to other debt and capital lease obligations


Secured Credit Facility
Under the terms of the Company's secured credit facility ("the credit facility"), which was most recently amended in November 1997, the Company can borrow up to the lesser of $35.0 million or an amount that is determined as the sum of (i) 80% of accounts receivable aged 90 days or less plus (ii) 50% of unbilled accounts receivable plus (iii) a $5.0 million "over-advance" adjustment. The $5.0 million over-advance adjustment decreases ratably by $625,000 per quarter, with the first decrement occurring for the quarter ended March 31, 1998.

Borrowings can be used for working capital requirements and certain other limited purposes. The credit facility is secured by accounts receivable, equipment, and other assets of the Company and contains financial covenants including the maintenance of certain financial ratios, specified minimum levels of working capital and net worth, a maximum level of purchases of fixed assets and restrictions on the payment of distributions, among others.

Advances under the credit facility bear interest at optional borrowing rates of either the then current prime rate plus 0.25% or the LIBOR rate plus a margin that ranges from 1.0% to 3.0%, depending upon certain conditions specified in the credit facility agreement. At September 30, 1997, the weighted average interest rate of borrowings under the credit facility was 7.1%. The Company expects its cost of borrowings under the credit facility to increase as a result of the higher borrowing rates included in the most recent amendments to the credit facility. The credit facility terminates in January 2000. As noted above, the investment in the business held for sale was sold in October 1997 generating net cash proceeds of approximately $6.3 million. These proceeds were used to repay outstanding borrowings on the credit facility.

The Company believes that future cash to be generated from operations and the cash available under its credit facility are sufficient to meet its on-going operating requirements.


Forward-Looking Statements
Statements contained in Management's Discussion and Analysis of Financial Results and Financial Condition and elsewhere in this Form 10-Q, regarding capacity utilization rate, new clients, expected revenues and growth are forward-looking statements that involve substantial risk and uncertainty. For these statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1996. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: agreements with its existing clients generally do not assure a specific level or duration of revenue, revenue assumptions may not be realized, the growth and profitability assumptions assume the addition of new clients not currently identified, and contracts may not be realized and capacity utilization rate may be adversely affected due to competitors' actions or clients" requirements.

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

                      None




SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TeleSpectrum Worldwide Inc.
                                       --------------------------------------
                                                   (Registrant)


         Date: November 14, 1997            \s\ Richard C. Schwenk, Jr.
               -----------------       --------------------------------------
                                                      Richard C. Schwenk, Jr.
                                                   TeleSpectrum Worldwide Inc.
                                                   Executive Vice President and
                                                      Chief Financial Officer