Form 10-K
period 1997-12-31
TELESPECTRUM WORLDWIDE INC
filed 1998-04-15
CIK 1014960

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

                                   (Mark One)



      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



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



                                  Yes X    No
                                  -----------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



     As of March 27, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $81,904,259. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq NationalMarket on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the Common Stock of the Company.



     As of March 27, 1998, there were 25,213,074 shares of the registrant's Common Stock outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE



     Portions of the Definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K--Part III.

                               TABLE OF CONTENTS

                                     PART I

Item 1.    Business                                                                                1
Item 2.    Properties                                                                              8
Item 3.    Legal Proceedings                                                                       9
Item 4.    Submission of Matters to a Vote of Security Holders                                     9

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters               9
Item 6.    Selected Financial Data                                                                 9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  13
Item 8.    Financial Statements and Supplementary Data                                            40
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   40

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                     41
Item 11.   Executive Compensation                                                                 42
Item 12.   Security Ownership of Certain Beneficial Owners and Management                         42
Item 13.   Certain Relationships and Related Transactions                                         42

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Report on Form 8-K                          43
           Index to Financial Statements and Schedule                                            F-1


     This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding the Company's development, growth and expansion plans, industry conditions, cost reductions, call center closings, operating efficiencies and the sufficiency of the Company's liquidity and capital. Such statements are based on the Company's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.

     Unless the context indicates otherwise, the terms "TeleSpectrum" and "Company" collectively refer to TeleSpectrum Worldwide Inc. and its subsidiaries.

                          TELESPECTRUM WORLDWIDE INC.

                                     PART I

ITEM 1.   BUSINESS

TeleSpectrum Worldwide Inc. (the "Company," or "TeleSpectrum") provides services to its clients through its two business segments, Telemarketing and Customer Care. In August 1996, the Company began material operations when it concurrently completed its initial public offering and acquired the assets, businesses and certain liabilities of six companies engaged in telemarketing, customer care, market research and direct mail and fulfillment services (collectively, the "Initial Operating Businesses"). In October 1996, the Company acquired its consulting business ("TARP"). In February 1998, the Company sold its market research business, and in March 1998, the Company sold its direct mail and fulfillment business. Unless otherwise indicated, all historical references to the Company's business includes the activities, where applicable, of its predecessor companies.

The Company's operating results have deteriorated significantly since the first quarter of 1997 (see Item 7). The Company recorded operating losses in the second, third and fourth quarters of 1997. The Company expects that it will continue to realize significant operating losses during the first two quarters of 1998. The Company mainly attributes these losses to the costs associated with expanding its Telemarketing call center capacity in the first and second quarters of 1997 to meet its growth expectations and the costs associated with subsequently reducing the number of its Telemarketing call centers in the third and fourth quarters of 1997. The Company determined to further reduce its capacity in the first quarter of 1998 when its largest customer, MBNA America ("MBNA"), dramatically reduced its telemarketing programs with the Company and the Company was not able to procure new clients to fill its excess capacity. The Company also attributes these losses to decreased telemarketing rates resulting from industry pricing pressures and its acceptance of lower-margin business in an effort to fill some of its overcapacity. The Company believes that a significant decrease in the growth of outsourcing of telemarketing has occurred which has reduced the Company's growth expectations. In addition, approximately 19% of the Company's revenues in 1997 were generated from MBNA, mainly in the first and second quarters of 1997. The Company expects to generate significantly lower revenues from MBNA in 1998.

Beginning in the third quarter of 1997 and continuing in the fourth quarter of 1997 and the first two quarters of 1998, the Company took actions to restructure its Telemarketing segment in response to industry and Company-specific developments (see Note 2 to Consolidated Financial Statements). In connection with the restructuring, the Company closed or plans to close 15 of its 25 telemarketing call centers and the Company's workforce will be significantly reduced. In the fourth quarter of 1997, the Company recorded a goodwill impairment charge of $139,072,000, which represented the goodwill associated with the Telemarketing Segment. As of December 31, 1997, the remaining goodwill of $27,964,000 relates exclusively to the Customer Care Segment (see Note 2 to the Consolidated Financial Statements).

SERVICES OVERVIEW

Telemarketing Segment

The Company provides business-to-consumer and business-to-business outbound telemarketing services, which consist primarily of direct sales activities initiated by the Company on behalf of clients. These activities involve the use of client-generated, electronically transmitted lists of customers selected to match the demographic profile of the targeted customer for the offered product or service. The Company's computerized call management systems utilize predictive dialers to automatically dial telephone numbers, determine if a live connection is made and present connected calls to a call center representative (a "CCR") who has been trained for the client's program. The client or the Company provides a prepared script to assist the CCR in marketing the product or service to the call recipient. The Company also provides direct sales activities in response to its client's direct marketing campaigns and interactive voice response services.

Customer Care Segment

The Company provides customer care services to its clients, including inbound
teleservices, consulting services and call center management.   Inbound
teleservices typically involve activities such as responding to clients' customer service inquiries, catalogue sales and electronic order processing. Consulting services are provided to a range of clients and involve providing innovative design solutions for clients' customer service departments and conducting market research surveys regarding the performance of the client's customer service capabilities. The Company also licenses its proprietary customer service software which clients can use to benchmark and improve their customer service performance. Call center management involves all aspects of recruiting, staffing, managing operations and providing analysis and reports to clients at their own on-site teleservices facilities.

INDUSTRY OVERVIEW

The teleservices industry facilitates the direct communication of information to and from current and prospective customers by telephone. Indirect marketing methods, such as radio, television and print advertising, employ a "one-to-many" approach to convey marketing information that can position products and services within a broad market context. Direct marketing methods, such as telemarketing, employ a "one-to-one" approach to deliver a marketing message directly to a specific current or prospective customer and to elicit immediate customer response. In addition to traditional outbound and inbound telemarketing, teleservices include inbound telephone-based customer service and support and related value-added services such as training, consulting, call center management and interactive voice response.

As businesses have sought greater returns from their investments in marketing activities, many have coupled traditional indirect marketing methods such as advertising with direct marketing methods such as telemarketing. Advances in computer and telecommunications technology have assisted telemarketers to more accurately identify and contact potential customers, and have provided CCRs with more complete on-line guidance and support. Businesses have historically relied overwhelmingly upon in-house call center personnel to provide telemarketing and telephone-based customer support services. Providers of outsourced teleservices can offer clients economies of scale in sharing the cost of new technology among a larger base of users than might be possible with in-house telemarketing, while at the same time better matching available capacity to fluctuating client demand.

The Company believes that there has been a significant decline in the growth in the outsourcing of teleservices. Because the industry had previously enjoyed rapid growth, many organizations, such as the Company, made significant additions to their call center capacities in order to accommodate anticipated growth. As a result, the Company believes that currently there is significant overcapacity in the teleservices industry, and given the general short-term nature of most teleservices outsourcing contracts, there is currently rather intense price competition for new teleservices contracts. While the Company believes that there will be continued growth in the teleservices outsourcing industry, it does not expect that prior growth rates will resume in the near future, if at all (see Note 2 to the Consolidated Financial Statements).

COMPETITION

The telemarketing industry is intensely competitive. Industry participants compete on price, value, available capacity, range of service offerings, quality and customer service. The Company competes with numerous independent telemarketing firms, as well as the in-house telemarketing operations of many of its clients or potential clients. In addition, most businesses that are significant consumers of teleservices utilize more than one telemarketing firm and reallocate work among various firms from time to time. A significant amount of such work is contracted on an individual project basis with the effect that the Company, and other firms seeking such business frequently are required to compete with each other as individual projects are initiated. The Company may not be able to compete effectively against its current competitors, and the Company cannot assure that additional competitors with greater resources than the Company will not enter the industry and compete effectively against the Company. To the extent that the Company is unable to compete successfully against its existing and future competitors, its business, operating results and financial condition would be materially adversely affected.

SALES AND MARKETING; CUSTOMER CONCENTRATION

As of December 31, 1997, there were a total of 37 sales personnel employed by the Company. Sales personnel are compensated by salary, commissions and bonuses based on individual performance and overall profitability.

The Company generally operates under short-term cancellable contractual relationships with its clients. Pricing often includes an initial fee, a base service charge and separate charges for ancillary services. Service charges for telemarketing services are based upon hourly rates for outbound calls, per minute rates for inbound calls or a commission or performance payment on successful sales or results. Charges for other services may be computed on a fee-for-service or piecework basis.

Approximately 19% of the Company's total revenues in 1997 were generated from MBNA. The Company did not generate more than 10% of its revenues in 1997 from any other clients and does not expect to generate more than 10% of revenues in 1998 from any individual client. The Company expects to receive significantly lower revenues from MBNA in 1998.

TARGETED INDUSTRIES

The Company targets its marketing efforts toward clients in the following principal industries:

Telecommunications

The Company provides telemarketing programs for major telecommunications companies for long distance, cellular and cable products and services, as well as regional telecommunications companies marketing advanced telephone features. The Company offers its telecommunications industry clients a range of services, including customer service, sales and survey campaigns.

Utilities

The Company works with large public and private utilities in providing customer service, consumer affairs service, collection efforts and survey campaigns.

Insurance

The Company works with large consumer insurance companies and their agents, complementing its clients' own sales efforts by offering products such as life and accidental death and dismemberment insurance. As of December 31, 1997, the Company employed 256 agents collectively holding state insurance licenses from 35 states.

Financial Services

The Company provides banks and other financial services clients with a wide range of services, which primarily consist of credit cardholder acquisitions, and also include active account generation, account balance transfer, account retention and customer service.

Pharmaceuticals and Health care

The Company provides pharmaceuticals clients with product support and customer service. In addition, the Company performs market research and analysis for clients in the health care industry.

Consumer Products

The Company provides its consumer products clients with customer service, order entry and new customer acquisition services and can support inbound calls 24 hours per day and 365 days per year.

Technology

The Company provides product support and customer service inbound teleservices for clients in the computer hardware and software industry. In addition, the Company provides business-to-business teleservices such as lead generation, customer qualification and account management, as well as call center management, for technology clients.

PERSONNEL AND TRAINING

As of December 31, 1997, the Company employed approximately 5,100 individuals on a full-time basis and 1,000 individuals on a part-time basis. Teleservices Representatives account for approximately 4,500 employees of the total force level of 6,100. The Company's ability to hire, train and manage qualified employees is critical to its ability to provide high quality services to its clients. Beginning in the third quarter of 1997 and continuing in the fourth quarter of 1997 and the first quarter of 1998, the Company took actions to restructure its Telemarketing Segment. In connection with the restructuring, the Company laid-off employees as a result of call center closings (see Note 2 to the Consolidated Financial Statements).

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

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA"). Under the TCFAPA, the FTC has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. The Company believes that it is in compliance with the TCFAPA and the regulations promulgated pursuant to the TCFAPA.

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

ITEM 2.   PROPERTIES

The Company's corporate headquarters are located in 21,000 square feet of rentable office space in King of Prussia, Pennsylvania, which it subleases from CRW Financial, Inc.(see Note 15 to the Consolidated Financial Statements), an affiliate of the Company. As of December 31, 1997, the Company maintained the following material facilities:

                                      NUMBER OF
              Location                WORKSTATIONS
              --------                ------------

TELEMARKETING CENTERS
---------------------
Salisbury, NC                             120
Fayetteville, NC                          119
Toronto, Ontario*                         240
Asheville, NC*                             90
Huntington, WV I                          119
Huntington, WV II                         119
Winnipeg, Manitoba *                      300
Beckley, WV                               180
Wheeling, WV                              240
Charleston, WV                            240
Steubenville, OH                          120
Endicott, PA                              240
Scranton, PA                              240
Phoenix I, AZ*                            120
Phoenix II, AZ*                            56
King of Prussia, PA*                      120
Cambridge, MA*                            119
Andover, MA*                               48
Westborough, MA*                           48
                                          ---
                                        2,878

CUSTOMER CARE CENTERS
---------------------
Annapolis, MD                             123
Arlington, VA                             N/A
London, U.K.                              N/A
Linthicum, MD                             108
Baltimore, MD                             301
Exton, PA*                                120
                                          ---
                                          652

DISCONTINUED OPERATIONS CENTERS
-------------------------------
Upper Darby, PA*                          130
Philadelphia, PA*                          50
                                          ---
                                          180

                                        3,710
                                        =====




* The Company anticipates that these facilitates will be closed or sold in the first and second quarters of 1998. See Note 2 to the Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation incidental to its business. The Company does not believe that the resolution of any existing litigation will result in a material adverse effect on the business, results of operations, or financial condition of the Company.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of 1997.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common stock trades on the NASDAQ National Market under the symbol "TLSP." The following table sets forth, for the periods indicated, the high and low closing sales price per share of the Common stock, as reported on the NASDAQ National Market, since the Company's initial public offering in August 1996.

                                                  HIGH      LOW
                                                 -------  -------

     1996
       Third Quarter (from August 8, 1996)       $22.125  $15.000
       Fourth Quarter                             20.875   11.125
     1997
       First Quarter                              17.875   11.875
       Second Quarter                             16.750    6.781
       Third Quarter                               9.000    4.250
       Fourth Quarter                              6.500    2.969
     1998
       First Quarter                               7.250    2.750
       Second Quarter (through April 13 1998)      7.125    6.063

On April 13, 1998, the closing price for a share of Common Stock as reported by The NASDAQ Stock Market was $6.063. The Company has not paid any dividends since its inception. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company, the Telemarketing and Customer Care Segments, and the discontinued operations of the Company's Market Research Segment and Direct Mail and Fulfillment Segment are derived in part from the consolidated financial statements and notes thereto of the Company, as well as the predecessor financial information of the Initial Operating Businesses, Somar, Inc. ("SOMAR"), NBG Services, Inc. ("NBG"), Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. (together, "Harris"), The Reich Group Companies ("Reich"), The Response Center, Inc. and The Tab House, Inc. (together, "The Response Center") and TeleSpectrum Inc. and TeleSpectrum Training Services Inc. (together, "TeleSpectrum Maryland"), included elsewhere in this Form 10-K.

In the opinion of the Company, the financial statements of the Initial Operating Businesses reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with Generally Accepted Accounting Principles ("GAAP"). Selected Financial Data of the Initial Operating Businesses should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K. All Initial Operating Businesses had fiscal years ending December 31 with the exceptions of The Response Center, whose year end was September 30, and NBG, which operated on a fifty-two, fifty-three week fiscal year ending on the last Friday of the calendar year.

TELESPECTRUM WORLDWIDE INC. (1)


(DOLLARS IN THOUSANDS  EXCEPT PER SHARE AMOUNTS)

                                                     PERIOD FROM
                                                   APRIL 26, 1996
                                                   (INCEPTION) TO  YEAR ENDED
                                                      12/31/96      12/31/97
                                                      -------       --------

STATEMENTS OF OPERATIONS:


REVENUES                                                 $53,154   $178,922
                                                          ------   --------

OPERATING EXPENSES:
 Cost of services                                         36,626    155,902
 Selling, general and administrative                      10,442     40,737
 Amortization of goodwill (includes goodwill
   impairment charge of $139,072 in 1997) (2)              2,147    146,321
                                                          ------   --------
      Total operating expenses                            49,215    342,960

   Operating income (loss)                                 3,939   (164,038)

 Interest (expense) income, net                              433     (1,876)
 Gain on investment                                          ---      1,760
                                                          ------   --------

 Income (loss) from continuing operations before taxes     4,372   (164,154)


 Income tax benefit (expense)                             (1,693)     2,310
                                                          ------   --------

 Income (loss) from continuing operations                  2,679   (161,844)

 Income from discontinued operations                         971      1,369
                                                          ------   --------

   Net income (loss)                                      $3,650  $(160,475)
                                                          ======  ==========

Basic and diluted earnings (loss) per share:
   Continuing operations                                  $ 0.15  $   (6.42)
   Discontinued operations                                $ 0.05  $    0.06
                                                          ------  ----------
   Net (loss) income                                      $ 0.20  $   (6.36)
                                                          ======  ==========
Weighted average number of common  and
common equivalent shares outstanding                      17,898     25,213
                                                          ======     ======


                                                        12/31/96   12/31/97
                                                        --------   --------

BALANCE SHEET DATA:
 Cash and cash equivalents                               $ 28,171  $    774
 Working capital, including net assets of
  discontinued operations                                  49,373    20,655
 Total assets                                             296,539   144,721
 Long-term debt, including capital lease obligations,
  less current portion                                      4,199     3,800
 Stockholders' equity                                     240,511    80,377



  (1) TeleSpectrum Worldwide Inc. was incorporated on April 26, 1996; accordingly, there were no historical results prior to that date.


  (2) See Note 2 to the Consolidated Financial Statements.

                          TELESPECTRUM WORLDWIDE INC.
               PREDECESSOR COMPANY (INITIAL OPERATING BUSINESSES)
                            SELECTED FINANCIAL DATA
                                  (CONTINUED)

                             (DOLLARS IN THOUSANDS)          PERIOD
                                                               FROM
                                                          January 1,
                                                                1996
                                                                  TO
                                       FISCAL YEAR ENDED   AUGUST 12,
                                       -----------------

                                   1993      1994      1995     1996
                                   ----      ----      ----     ----

STATEMENTS OF OPERATIONS:

CONTINUING OPERATIONS:
  SOMAR
  -----
     Revenues                    $10,703   $20,785   $31,900  $26,421
     Cost of services              7,731    15,623    25,048   21,406
     Selling, general and
      administrative expenses      2,787     4,115     5,162    3,817
     Operating income                185     1,047     1,690    1,198
     Net income                       96       627       979      637
  NBG
  ---
     Revenues                      4,849     5,778    12,829   11,311
     Cost of services              3,200     4,259     8,572    7,686
     Selling, general and
      administrative expenses      1,289     1,443     2,115    1,645
     Operating income                360        76     2,142    1,980
     Net income                      285        33     2,106    1,868
  Reich
  -----
     Revenues                      4,375     5,424    12,253   14,558
     Cost of services              3,172     4,225     7,836    8,550
     Selling, general and
      administrative expenses      1,111       976     2,534    1,466
     Operating income                 92       223     1,883    4,542
     Net income                       71       199     1,840    4,511
  TeleSpectrum Maryland
  ---------------------
     Revenues                      9,916     9,386    11,854   10,529
     Cost of services              7,429     6,754     8,338    6,974
     Selling, general and
      administrative expenses      2,628     2,636     3,072    2,929
     Operating income (loss)        (141)       (4)      444      626
     Net income (loss)              (240)     (154)      278      497

DISCONTINUED OPERATIONS (1):
  Harris
  ------

     Revenues                    $ 7,018   $10,115   $12,690  $ 6,304
     Cost of services              3,834     5,530     6,402    3,140
     Selling, general and
      administrative expenses      2,473     2,680     2,986    1,986
     Operating income                711     1,905     3,302    1,178
     Net income                      569     1,719     3,158    1,134
  The Response Center
  -------------------
     Revenues                      6,061     6,183     6,719    5,279
     Cost of services              2,911     3,426     3,583    2,849
     Selling, general and
      administrative expenses      2,806     2,800     2,717    1,954
     Operating income (loss)         344       (43)      419      476
     Net income (loss)               356       (37)      429      496



(1) See Note 5 to the Consolidated Financial Statements.

                          TELESPECTRUM WORLDWIDE INC.
               PREDECESSOR COMPANY (INITIAL OPERATING BUSINESSES)
                            SELECTED FINANCIAL DATA
                                  (CONTINUED)



                                                  At Fiscal Year End
                                             -----------------------------
                                               1993        1994      1995
                                             ------       ------   -------
                                                   Dollars in Thousands

BALANCE SHEET DATA:

CONTINUING OPERATIONS:
 SOMAR
 -----
  Cash and cash equivalents                  $   16       $    2   $    25
  Working capital (deficit)                    (149)        (242)   (1,990)
  Total assets                                2,014        5,526    10,792
  Long-term debt, including capital lease
   obligations, less current portion            755        1,145     1,639
  Stockholders' equity (deficit)               (391)         478       771
 NBG
 ---
  Cash and cash equivalents                       9           --       700
  Working capital (deficit)                    (102)        (238)    1,270
  Total assets                                1,162        1,483     4,234
  Long-term debt, including capital lease
   obligations, less current portion            265          277       454
  Stockholders' equity                          363          396     2,254
 Reich
 -----
  Cash and cash equivalents                      28           31       220
  Working capital (deficit)                    (243)         (59)      821
  Total assets                                  827        1,111     4,318
  Long-term debt, including capital lease
   obligations, less current portion            226          273       371
  Stockholders' equity (deficit)               (470)        (272)    1,668
 TeleSpectrum Maryland
 ---------------------
  Cash and cash equivalents                      28          163        15
  Working capital (deficit)                     (85)        (241)       37
  Total assets                                3,224        3,182     3,549
  Long-term debt, including capital lease
   obligations, less current portion            470          217        57
  Stockholders' equity                          481          409       687


DISCONTINUED OPERATIONS(1):
 Harris
 ------
  Cash and cash equivalents                  $  334       $  975   $ 2,919
  Working capital                               931        2,260     3,741
  Total assets                                7,101        8,773    10,803
  Long-term debt, less current portion        1,818        1,863     1,530
  Stockholders' equity                        3,007        4,580     6,375
 The Response Center
 -------------------
  Cash and cash equivalents                     213           72       282
  Working capital                             1,179        1,111     1,665
  Total assets                                2,034        1,863     2,298
  Long-term debt, less current portion          ---          ---       ---
  Stockholders' equity                        1,353        1,283     1,812



(1) See Note 5 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

EXECUTIVE MANAGEMENT CHANGES

   On March 18, 1998, Keith E. Alessi executed an agreement to become the Chairman, Chief Executive Officer and President of the Company. Concurrent with Mr. Alessi's hiring, J. Brian O'Neill resigned as Chairman, Chief Executive Officer and President. Mr. O'Neill has continued as a Director. Mr. Alessi also purchased shares of the Company's Common Stock for an aggregate purchase price of $500,000, or $2.19 per share. The Company also granted Mr. Alessi options exercisable for an aggregate of 2,000,000 shares of Common Stock (500,000 of which were granted under the Company's 1996 Equity Compensation Plan) exercisable at a price of $3.29 per share (see Note 12 to the Consolidated Financial Statements).

   The Company's ability to execute its plan and return to profitability is largely dependent on the efforts of its senior management team, including the efforts of Mr. Alessi. Since Mr. Alessi has only recently been employed by the Company, he has only had a very limited time period to assess the Company's operating and financial position, review the Company's strategic plan and meet with the Company's other senior managers.

OPERATIONAL LOSSES

The Company's operating results have deteriorated significantly since the first quarter of 1997. The Company incurred a net loss of $160 million for the year ended December 31, 1997. Included in the net loss was a $139 million goodwill impairment charge and $11.6 million in charges related to call center closings. Notwithstanding the foregoing charges, the Company incurred operating losses in 1997. The Company expects that it will continue to realize significant operating losses during the first two quarters of 1998. The Company mainly attributes these losses to the costs associated with expanding its telemarketing call center capacity in the first and second quarters of 1997 to meet its growth expectations and the costs associated with subsequently reducing in the third and fourth quarters of 1997. The Company determined to reduce its capacity when the Company's largest customer, MBNA, dramatically reduced its telemarketing programs with the Company and the Company was not able to procure new clients to fill its excess capacity. The Company also attributes these losses to decreased telemarketing rates resulting from industry pricing pressures and its acceptance of lower-margin business in an effort to fill some of its overcapacity. The Company believes that there has been a significant decline in the growth in the outsourcing of teleservices. This decline has resulted in overcapacity in the telemarketing industry and greater price competition. The ability of the Company to return to profitability will be dependent on its ability to implement its call center closings and achieve additional operating efficiencies, while maintaining or expanding its customer base. There can be no assurance that the Company will accomplish these objectives.

CALL CENTER CLOSINGS

  In the third and fourth quarters of 1997, the Company recorded pre-tax charges totaling $11,568,000 in connection with Company's decision to close seventeen call centers (fifteen in the Telemarketing Segment and two in the Customer Care Segment). The charges include a non-cash write-down of $8,336,000 related to certain call center property and equipment, a $1,939,000 provision for noncancellable lease commitments at closed call centers, and a $1,293,000 provision relating to severance and termination benefits for certain employees. The Company has commenced activities necessary to implement the closing of the call centers and expects that all significant activities under the call center closing plan will be completed by no later than December 31, 1998, with a majority of these activities being completed by June 30, 1998. The Company anticipates recording an additional provision relating to non-cancellable lease commitments and for severance and termination benefits in the first quarter of 1998 related to call center closings (see Note 2 to the Consolidated Financial Statements).

DISCONTINUED OPERATIONS

The Company has determined to provide greater focus on its two business segments, Telemarketing and Customer Care, and to raise funds to retire its bank debt. In furtherance of these objectives, the Company has recently consummated the sale of its two other principal business segments.

In February 1998, the Company consummated the sale of its Market Research Segment to NCO Group, Inc. for $15 million cash and a contingent payment based on the future operating performance of this business. The results of operations for The Market Research Segment have been reported separately as discontinued operations for the year ended December 31, 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996, respectively. The Company used the net proceeds from this sale to reduce short-term debt.

On March 31, 1998 the Company consummated the sale of its Direct Mail and Fulfillment Segment for $23 million cash and a contingent payment based on the future operating performance of this business. The results of operations for The Direct Mail and Fulfillment Segment have been reported separately as discontinued operations for the year ended December 31, 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996, respectively. The Company received the net proceeds from this sale on April 1, 1998 and applied the proceeds to fully pay off existing borrowings under its credit facility (see Note 10 to the Consolidated Financial Statements).



DEFAULT UNDER PRIOR CREDIT FACILITY; NEW CREDIT FACILITY

On March 25, 1998, the Company was notified by its primary lending institution, Mellon Bank N.A. (Mellon), that the Company was in default of certain loan covenants under its Loan and Security Agreement (the "Credit Facility") dated January 24, 1997, as amended. The Company repaid the entire outstanding balance under this facility on April 1, 1998 with the proceeds from the sale of its Direct Marketing and Fulfillment Segment. On April 14, 1998, the Company entered into a new Credit Facility with Mellon which provides for an initial $10 million credit facility that expires in April 2002. The Credit Facilty may be increased to $20 million based upon satisfactory completion of certain due diligence procedures by Mellon. Under the terms of the Credit Facility, the Company can initially borrow up to the lesser of $10 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can draw down on the Credit Facility in increments of $500,000 or more. The Company can elect at the time of the draw down to pay interest at prime plus 0.50% or at a LIBOR rate plus 2.50% and will pay a commitment fee of 0.375% of the unused borrowing capacity. The Credit Facility also makes available to the Company letters of Credit, which may be issued on the outstanding undrawn amount of the Credit Facility. The letters of credit shall not exceed $1.5 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants.

GOODWILL IMPAIRMENT

  In the fourth quarter of 1997, the Company recorded a goodwill impairment charge of $139,072,000, which represented the goodwill associated with the Telemarketing Segment. As of December 31, 1997, the remaining goodwill of $27,964,000 relates exclusively to the Customer Care Segment.

  The Company has continually evaluated whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Recently, the Company performed an in-depth evaluation of the carrying value of goodwill due to the Company's poor operating performance, and the overall significant changes in the industry outlook. The Company has concluded that due to the significant decline in the growth in the telemarketing industry and the reduced growth prospects of the Company, that a permanent impairment of goodwill has occurred.

  In connection with this evaluation, the Company elected to change its method of measuring goodwill impairment under APB Opinion No. 17 "Intangible Assets," from an undiscounted cash flow approach to a discounted cash flow approach effective December 31, 1997. The Company believes the change to the fair value method based on a discounted cash flow approach is preferable in that such method most closely approximates the fair value of goodwill and the related measurement of goodwill impairment (see Note 2 to the Consolidated Financial Statements).

Background
----------

  The Company was formed in April 1996, and did not commence operations within the teleservices industry until August 1996, when it acquired the businesses and the net assets of the Initial Operating Businesses. Accordingly, no historical comparison for the twelve months ended December 31, 1997 to the twelve months ended December 31, 1996 is available.

  Based upon the unique means of entry into the teleservices industry, and to properly understand its operations and their relation to those of the Initial Operating Businesses, management is presenting the following "Results of Operations". The Company's results of operations classify its Market Research Segment and Direct Mail and Fulfillment Segment separately as discontinued operations.

- Comparison of actual results of operations for the year ended December 31, 1997 to the Supplemental Pro Forma results of operations for the year ended December 31, 1996.

- Comparison of supplemental pro forma results of operations for the year ended December 31, 1996 to the supplemental pro forma results of operations for the year end December 31, 1995.

- Actual results of operations for the period from April 26, 1996 (Inception) to December 31, 1996.

  The following discussions should be read in conjunction with the Consolidated Financial Statements contained within this report on Form 10-K.

Comparison of the Actual results of operations for the year ended December 31, 1997 to the Supplemental Pro Forma results of operations for the full year ended December 31, 1996.




                                                 ACTUAL AND SUPPLEMENTAL PRO FORMA 1
                                                        RESULTS OF OPERATIONS
                                                        (DOLLARS IN MILLIONS)
                                 -----------------------------------------------------------------



                                                                       SUPPLEMENTAL
                                       ACTUAL                           PRO FORMA
                                     YEAR ENDED          AS A          YEAR ENDED           AS A
                                    DECEMBER 31,     PERCENTAGE OF     DECEMBER 31,     PERCENTAGE OF
                                        1997           REVENUES            1996           REVENUES
                                    ------------     -------------     ------------     -------------
Revenues:
---------
  Telemarketing                           $144.2               81%            $92.6               80%
  Customer care                             34.7               19%             23.4               20%
                                    ------------     -------------     ------------     -------------
Total revenue                              178.9              100%            116.0              100%

Cost of services:
  Telemarketing                            129.9               73%             66.3               57%
  Customer care                             26.0               14%             14.9               13%
                                    ------------     -------------     ------------     -------------
Total cost of services                     155.9               87%             81.2               70%

Total selling, general and
 administrative                             40.8               23%             20.1               17%

Amortization of goodwill                   146.3/2/            82%              5.3                5%
                                    ------------     -------------     ------------     -------------
Total operating expenses                   343.0              192%            106.6               92%

Operating income (loss)                   (164.1)            (92)%              9.4                8%

Investment gain                              1.8              0.1%               --               --
Interest (expense) income, net              (1.9)           (0.1)%              0.4                0%
                                    ------------     -------------     ------------     -------------
Income (loss) before taxes                (164.2)            (92)%              9.8                8%


Income tax  benefit (expense)                2.3                1%            (4.1)              (3)%
                                    ------------     -------------     ------------     -------------

Income (loss) from continuing
  operations                             (161.9)             (91)%             5.7                 5%


Income from discontinued operations
(net of tax)                                 1.4                1%              1.4                1%
                                    ------------     -------------     ------------     -------------
Net income (loss)                       $(160.5)             (90)%             $7.1                6%
                                    ------------     -------------     ------------     -------------

   /1/ The Supplemental Pro Forma results of operations include the results for the Initial Operating Businesses for all of 1996, and the results of operations for the Fourth Quarter Acquisitions as of their respective dates of acquisitions.

   /2/ Reflects goodwill impairment charge of $139.1 million in 1997 (see Note 2 to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

The Company's results of operations classify its Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations.

REVENUE

Total revenue for the year ended December 31, 1997 amounted to $178.9 million, an increase of $62.9 million or 54% from the Supplemental Pro Forma revenue of $116.0 million for the year ended December 31, 1996. This increase in aggregate revenue was driven by increased calling hours.

Telemarketing Segment

Telemarketing revenue of $144.2 million for the year ended December 31, 1997 accounted for 81% of the Company's total revenue for the year ended December 31, 1997 and represents an increase of $51.6 million or 56% from $92.6 million for the prior year. The increase in Telemarketing revenues is principally attributable to increased calling hours. Of his increase, 19% was attributable to services initiated for new clients, 76% was attributable to services initiated for existing clients and 5% was attributable to acquired businesses. Approximately 19% of telemarketing revenue was generated by services provided on behalf of MBNA and the Company's expects.

Customer Care Segment

Customer Care revenue of $34.7 million for the year ended December 31, 1997 accounted for 19% of total revenue for the year ended December 31, 1997 and represents an increase of $11.3 million or 48% from $23.4 million for the prior year. Of this increase, 16% was attributable to services initiated for new clients, 21% was attributable to services initiated for existing clients and 63% was attributable to revenues generated by the TARP business. The Company acquired the TARP business in October 1996 and the Supplemental Pro Forma results of operations includes TARP related revenue only for the last quarter of 1996.

COST OF SERVICES

Cost of services amounted to $155.9 million for the year ended December 31, 1997, an increase of $74.7 million or 92% from $81.2 million for the prior year. As a percentage of total revenues, cost of services were 87% and 70% for the years ended December 31, 1997 and 1996, respectively.

Telemarketing Segment

Cost of services for the year ended December 31, 1997 accounted for 83% of the Company's total cost of services from continuing operations for the year ended December 31, 1997 and represents an increase of $63.6 million or 96% when compared to Telemarketing cost of services of $66.3 million for the prior year. Cost of services for the year ended December 31, 1997 includes $9.3 million related to the cost of service component of call center closing charges, including $8.7 million for the write-down of certain property and equipment to fair value and the provision for future payments under non-cancelable lease contracts related to the closing of fifteen call centers and certain regional operations centers; and $0.6 million related to employee severance agreements. Cost of services, excluding the $9.3 million of call center closing charges, would have increased $54.3 million or 82% for the year ended December 31, 1997 when compared to the prior year, and as a percentage of revenue, cost of services would have been 67%. The Company attributes this increase in cost of services as a percentage of revenue primarily to the expansion of the Company's productive capacity, which in turn resulted in the lower utilization of telemarketing personnel and facilities. In addition, as a result of industry pricing pressures and in an effort to fill some of its over capacity, the Company accepted less profitable telemarketing contracts to utilize some of its capacity.

Customer Care Segment

Cost of services for the year ended December 31, 1997 accounted for 17% of the Company's total cost of services from continuing operations for the year ended December 31, 1997 and represents an increase of $11.1 million or 75% when compared to Customer Care cost of services of $14.9 million for the prior year. Cost of Services for the year ended December 31, 1997 includes $1.0 million related to the cost of service component for the write-down of certain property and equipment to fair value related to the closing of two call centers. Cost of services, excluding the $1.0 million of call center closing charges would have increased $10.1 million or 68% for the year ended December 31, 1997 when compared to the prior year, and as a percentage of revenue, cost of services would have been 14%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses amounted to $40.8 million, an increase of $20.7 million or 103% when compared to SG&A expenses of $20.1 million for the prior year. As a percentage of total revenue, SG&A expenses were 23% and 17% for the years ended December 31, 1997 and 1996, respectively.

Selling, general and administrative expenses for the year ended December 31, 1997 include a $1.3 million charge related to corporate overhead reduction, including $0.6 million for the write-down of certain property and equipment and $0.7 million related to employee severance agreements. SG&A expenses, without the charges of $1.3 million, would have increased $19.4 million or 97% for the year ended December 31, 1997 when compared to the prior year. As a percentage of revenue, SG&A expenses, without the charges of $1.3 million, would have been 22%. The increase in SG&A expenses for the year ended December 31, 1997, as a percentage of revenue, as compared to the prior year, resulted primarily from the expansion of the company's administrative infrastructure in response to the Company's growth and the expenses associated with the consolidation of the Initial Operating Businesses.

AMORTIZATION OF GOODWILL (INCLUDING GOODWILL IMPAIRMENT CHARGE OF $139.1 MILLION IN 1997)

In the fourth quarter of 1997 the Company recorded a goodwill impairment charge of $139.1 million, which represented the goodwill associated with the Telemarketing Segment. (See Note 2 to the Consolidated Financial Statements). As of December 31, 1997, the remaining net goodwill of $28.0 million relates exclusively to the Customer Care Segment.

INVESTMENT GAIN

In June 1997, the Company purchased substantially all of the assets and assumed certain liabilities of a product sampling company, FX Direct, Inc. The Company realized a pre-tax gain of approximately $1.8 million when it sold this business in October 1997 for $6.3 million (see Note 6 to the Consolidated Financial Statements).

INTEREST (EXPENSE) INCOME

Interest expense for the year ended December 31, 1997 amounted to $1.9 million an increase of $2.3 million when compared to interest income of $0.4 million from the prior year. The increase in net interest expense arose from borrowings under the credit facility during 1997.

INCOME TAX (EXPENSE) BENEFIT

Income tax (expense) benefit is a function of pretax income (loss) and the combined effective tax rate of federal and state income taxes. This combined rate was (1.4)% and 38.7% for the years ended December 31, 1997 and 1996, respectively. Income tax benefit for the year ended December 31, 1997 amounted to $2.3 million a difference of $6.4 million when compared to income tax expense of $4.1 million for the prior year. The 1997 income tax benefit is a result of a tax refund expected, for federal income taxes paid in 1996, resulting from 1997 operating losses. As of December 31, 1997, the Company has a net operating loss carryforward has approximately $9.0 million. Also, as of December 31, 1997, the Company has approximately $125.0 million of future income tax deductible amounts (to be amortized principally over 15 years) related to the 1999 goodwill impairment and call center charges. Due to the uncertain realization of these deferred tax assets, the Company has recorded a full valuation allowance as of December 31, 1997.

INCOME FROM DISCONTINUED OPERATIONS

In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. For the years ended December 31, 1997 and 1996, the Company has accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for years ended December 31, 1997 and 1996 amounted to $1.4 million (net of tax). Revenues for the year ended December 31, 1997 amounted to $21.3 million an increase of $2.7 million or 15% when compared to revenues of $18.6 million for the prior year. Operating expenses for the year ended December 31, 1997 amounted to $19.0 million an increase of $2.8 million or 17% when compared to operating expenses of $16.2 million for the prior year.

Comparison of the Supplemental Pro Forma results of operations for the full year ended December 31, 1996 to the Supplemental Pro Forma results of operations for the full year ended December 31, 1995.


For purposes of this discussion, the following table presents Supplemental Pro Forma results of operations as if the acquisition of the Initial Operating Businesses occurred on January 1, 1995, and include the acquisitions of TARP and PR Response as of October 1, 1996 and November 1, 1996 respectively. (These fourth quarter acquisitions are not in the Supplemental Pro Forma results until their actual acquisition date in the fourth quarter of 1996). The Company believes the following presentation is informative in analyzing its business.


                                                                        SUPPLEMENTAL PRO FORMA 1
                                                                         RESULTS OF OPERATIONS
                                                                         (DOLLARS IN MILLIONS)
                                       ---------------------------------------------------------------------------------------
                                                   SUPPLEMENTAL                            SUPPLEMENTAL
                                                     PRO FORMA                              PRO FORMA
                                                    YEAR ENDED              AS A            YEAR ENDED              AS A
                                                   DECEMBER 31,         PERCENTAGE OF      DECEMBER 31,         PERCENTAGE OF
                                                       1996               REVENUES             1995               REVENUES
                                       ---------------------------------------------------------------------------------------
Revenues:
---------
  Telemarketing                                       $92.6                  80%               $57.0                  83%
  Customer care                                        23.4                  20%                11.9                  17%
                                       ---------------------------------------------------------------------------------------
Total revenue                                         116.0                 100%                68.9                 100%

Cost of services:
-----------------
  Telemarketing                                        66.3                  57%                41.5                  60%
  Customer care                                        14.9                  13%                 8.3                  12%
                                       ---------------------------------------------------------------------------------------

Total cost of services                                 81.2                  70%                49.8                  72%

Total selling, general and                             20.1                  17%                11.8                  17%
 administrative

Amortization of goodwill                                5.3                   5%                 4.8                   7%
                                       ---------------------------------------------------------------------------------------

Total operating expenses                              106.6                  92%                66.4                  96%


Operating income                                        9.4                   8%                 2.5                   4%


Interest (expense) income, net                          0.4                   0%                (0.1)                   0%
                                       ---------------------------------------------------------------------------------------
Income before taxes                                     9.8                   8%                 2.4                   4%

Income tax (expense) benefit                           (4.1)                 (3)%                (1.2)                 (2)%
                                       ---------------------------------------------------------------------------------------
Income from continuing operations                       5.7                   5%                 1.2                   2%

Income from discontinued operations
 (net of tax)                                           1.4                   1%                 1.4                   2%
                                       ---------------------------------------------------------------------------------------
Net income                                             $7.1                   6%                $2.6                   4%
                                       =======================================================================================




    1 For 1995, the Supplemental Pro Forma results of operations only include the results of the Initial Operating Businesses. For 1996, the Supplemental Pro Forma results of operations include the results for the Initial Operating Businesses for all of 1996, and the results of operations for the Fourth Quarter Acquisitions as of their respective dates of acquisition.

REVENUES

Telemarketing Segment

Telemarketing revenue of $92.6 million for the year ended December 31, 1996 accounted for 80% of the Company's total revenue for the year ended December 31, 1996 and represented an increase of $35.6 million or 62% when compared to telemarketing revenue of $57.0 million for the prior year. The increase in telemarketing revenues was principally attributable to increased telemarketing hours, both from existing clients and the addition of new clients.
Telemarketing teleservice capabilities went from 975 workstations in 12 call centers at December 31, 1995 to 2,490 workstations in 26 calls center at December 31, 1996.

Customer Care Segment

Customer care revenue of $23.4 million for the year ended December 31, 1996 accounted for 20% of total revenue for the year ended December 31, 1996 and represents an increase of $11.5 million or 97% as compared to customer care revenue of $11.9 million for the prior year. The increase in telemarketing revenues is principally attributable to increased business, both from existing clients and the addition of new clients.

COST OF SERVICES

Telemarketing Segment

Cost of service for the year ended December 31, 1996 accounted for 82% of the Company's total cost of services for the year ended December 31, 1996 and represents an increase of $24.8 million or 60% when compared to telemarketing cost of services of $41.5 million for the prior year. This increase is principally attributable to the costs associated with the expansion of the Company's revenues and the increased number of workstations. Included within the 1996 results are certain start-up costs associated with the additional capacity.

Customer Care Segment

Cost of service for the year ended December 31, 1996 accounted for 18% of the Company's total cost of services for the year ended December 31, 1996 and represents an increase of $6.6 million or 80% when compared to customer care cost of services of $8.3 million for the prior year. This increase is attributable to the costs associated with the expansion of the Company's revenues and the increased number of workstations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") amounted to $20.1 million for the year ended December 31, 1996, an increase of $8.3 million or 70% when compared to SG&A expenses of $11.8 million for the prior year. As a percentage of total revenues, SG&A expenses were 17% for the years ended December 31, 1996 and 1995, respectively. Included in the supplemental pro forma SG&A expenses in 1996 are Fourth Quarter Acquisition SG&A expenses of $1.2 million.

AMORTIZATION OF GOODWILL

Amortization of goodwill amounted to $5.3 million for the year ended December 31, 1996, an increase of $0.5 million or 10% when compared to amortization of goodwill expense of $4.8 million for the prior year. As a percentage of total revenues, amortization of goodwill was 5% and 7% for the years ended December 31, 1996 and 1995, respectively. Supplemental Pro Forma amortization expense for the year ended December 31, 1996 includes the amortization of the excess of the aggregate purchase price over the assets acquired of the Initial Operating Businesses for the full year of 1996 as well as the amortization of the excess of the aggregate purchase price over the assets acquired of the Fourth Quarter Acquisitions from their respective dates of acquisition. For the year ended December 31, 1995, amortization expense relates solely to the amortization of the excess of the aggregate purchase price over the assets acquired of the Initial Operating Businesses for the full year of 1995 and excludes the Fourth Quarter Acquisitions.

INTEREST (EXPENSE) INCOME

Interest income for the year ended December 31, 1996 amounted to $0.4 million an increase of $0.5 million when compared to interest expense of $0.1 million from the prior year. The increase arose from income recognized from cash and cash and equivalents held during 1996.

INCOME TAX EXPENSE

Income tax expense is a function of pretax income and the combined effective tax rate of federal and state income taxes. This combined rate was 42% and 50% for the years ended December 31, 1996 and 1995, respectively. Income tax expense for the year ended December 31, 1996 amounted to $4.1 million a difference of $2.9 million when compared to income tax expense of $1.2 million for the prior year.

INCOME FROM DISCONTINUED OPERATIONS

In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. For the years ended December 31, 1996 and 1995, respectively the Company has accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for both the years ended December 31, 1996 and 1995 amounted to $1.4 million (net of tax). Revenues for the year ended December 31, 1996 amounted to $18.6 million an decrease of $0.5 million or 3% when compared to revenues of $19.1 million for the prior year. Operating expenses for the year ended December 31, 1996 amounted to $16.2 million an decrease of $0.4 million or 2% when compared to operating expenses of $16.6 million for the prior year.

Actual results of operations for the period from April 26, 1996 (Inception) to December 31, 1996


The Company was incorporated on April 26, 1996, but did not commence operations within the teleservices industry until August 13, 1996. The results of operations from April 26, 1996 through December 31, 1996 include the revenues, cost of services, selling, general and administrative expenses, and interest income for the Initial Operating Businesses only from August 13, 1996 and for TARP from October 1, 1996. The results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see Note 5 to the Consolidated Financial Statements).

Actual results, as a percentage of revenues were as follows (dollars in millions):




                                                     FOR THE PERIOD
                                                     FROM APRIL 26,
                                                    1996 (INCEPTION)
                                                   TO DECEMBER 31,              AS A PERCENTAGE
                                                          1996                    of Revenues
                                                    ------------------------------------------------
Total revenue                                                $53.2                             100%
                                                    ------------------------------------------------
Total cost of service                                         36.6                              69%

Total selling, general and administrative                     10.4                              20%

Amortization of goodwill                                       2.2                               4%
                                                    ------------------------------------------------
Total operating expenses                                      49.2                              93%

Operating income (loss)                                        4.0                               7%


Interest income                                                0.4                               1%
                                                    ------------------------------------------------
Income before taxes                                            4.4                               8%

Income tax (expense)                                          (1.7)                             (3)%
                                                    -------------------------------------------------
Income from continuing operations                              2.7                               5%

Income from discontinued operations (net of tax)               1.0                               2%
                                                    ------------------------------------------------
Net income                                                    $3.7                               7%
                                                    ------------------------------------------------


REVENUES



Revenues are related to the operations of the Initial Operating Business from August 13, 1996 through December 31, 1996 as well as the operations of the Fourth Quarter Acquisitions from their respective dates of Acquisition. Revenues have been steadily increasing from the Acquisition dates for the Initial Operating Businesses due to the addition of new call centers and as other new business is generated.

COST OF SERVICES

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

Liquidity and Capital Resources
                                                              For the
                                                            Period From
                                                           April 26, 1996
Dollars in Millions                      Year Ended        (Inception) to
Cash Flows Provided By (Used In):    December 31, 1997   December 31, 1996
-----------------------------------  ------------------  ------------------
Operating Activities                            $  4.8             $  (4.7)
Investing Activities                             (60.1)             (117.6)
Financing Activities                              28.0               150.4

FOR THE PERIOD FROM APRIL 26, 1996 (INCEPTION) TO DECEMBER 31, 1996

At December 31, 1996 the Company had cash of $28.2 million. This cash was primarily generated through financing activities which generated $150.4 million. The Company raised $162.0 million related to its August 1996 initial public offering and $2.1 million related to proceeds of the initial capitalization. During this period the Company used $13.7 million to repay other debt and capital lease obligations.

During this period the Company used $117.6 million for investing activities. The Company used $94.4 million to fund the cash portion of its acquisition of the Initial Operating Businesses and $12.6 million to fund the cash portion of its acquisition of TARP and PR Response. The Company also used $10.6 million for the purchase of property and equipment associated with the commencement of the Company's call center expansion and centralization initiatives.

During this period the Company used $4.7 for operating activities, primarily to fund its working capital requirements during this period of high growth.

YEAR ENDED DECEMBER 31, 1997

At December 31, 1997, the Company had cash of $0.8 million. During the year ended December 31, 1997, the Company used $27.4 million in cash which consisted of $4.8 million in net cash provided by operating activities, $60.1 million net cash used in investing activities and $28 million of net cash provided by financing activities.

The $4.8 million of cash provided by operating activities consisted of $.1 million generated from continuing operations and $4.7 million generated from discontinued operations. The Company's net loss of $160.5 million was offset by significant non-cash items including amortization of good will (including $139.1 million good will impairment charge in 1997, a provision for call center closings and depreciation and amortization (see Note 2 to the Consolidated Financial Statements).

The $60.1 million of cash used in investing activities primarily consisted of $26.3 million of purchase of property and equipment and $29.1 million used to repay notes payable to sellers and other acquisition related liabilities. The purchase of property and equipment included $10.6 million associated with the development of six new call centers, $13.8 million related to capital investments in technology upgrades and capital enhancements to existing call centers, $1.9 million related to capital investments associated with development and enhancement of production and administrative infrastructure projects. In addition, the Company used $1.2 million related to capital investments for discontinued operations. As a result of the call center closings and consolidation of facilities discussed above, as of December 31, 1997, the Company recorded an impairment charge of $11.6 million of which $5.0 million related to these 1997 additions. Given the consolidation of facilities, the Company does not expect to make any significant investment in telemarketing call center expansion in 1998. In 1998, the Company intends to continue to invest in maintaining and enhancing its technology platforms. Other investing activities included $5.3 million for the acquisition of its interactive voice response center. In addition, in June 1997 the Company used $4.5 million to invest in an ownership of the sampling business, which we sold in October 1997 for $6.3 million resulting in a pre-tax gain of approximately $1.8 million.

The net cash provided by financing activities primarily consisted of $29 million of net proceeds from borrowing under the Company's Credit Facility dated January 24, 1997, as amended. In addition, the Company received $0.7 million of proceeds from other long term debt and made payments on debt and capital lease obligations totaling approximately $1.8 million.

Throughout 1997, the Company amended the Credit Facility several times as a result of non-compliance due to its 1997 operating performance. On March 25, 1998, the Company was notified by its primary lending institution, Mellon Bank N.A. (Mellon), that the Company was in default of certain loan covenants of its Credit Facility. The Company repaid this facility on April 1, 1998, with the proceeds from the sale of its Direct Mail and Fulfillment Segment. On April 14, 1998, the Company entered into a new Credit Facility with Mellon which provides for an initial $10 million Credit Facility that expires in April 2002. The Credit Facility may be increased to $20 million based upon satisfactory completion of certain due diligence procedures by Mellon. Under the terms of the Credit Facility, the Company can initially borrow up to the lesser of $10 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can draw on the Credit Facility in increments of $500,000 or more. The Company can elect at the time of the draw to pay interest at prime plus 0.50% or at a LIBOR rate plus 2.50% and will pay a commitment fee of 3.75% or the unused borrowing capacity. The Credit Facility also makes available to the Company letters of Credit, which may be issued on the outstanding undrawn amount of the Credit Facility. The letters of credit shall not exceed $1.5 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants.

In order to satisfy the financial covenants under this facility on a continuing basis, the Company must successfully complete its current restructuring plans. Though the Company believes it will remain in compliance with the 1998 credit facility covenants, there is no assurance the Company will be able to satisfy such covenants.

The Company believes that its existing cash balances, reflecting the sale of the two discontinued operations, and borrowings available under its April 1998 Credit Facility will be sufficient to meet its operating and capital needs into 1999. The amount of future capital expenditures will be highly dependent on future revenue growth. The Company currently anticipates that 1998 capital expenditures will be substantially less than 1997 expenditures.

OTHER INFORMATION -- RISK FACTORS

RESULTS OF OPERATIONS

While the Company expects to be able to increase its capacity utilization, obtain and maintain higher revenue per hour business, maintain its relationships with existing clients, obtain new clients, manage its costs effectively, continue to grow its revenues, and return to profitability, there can be no assurance that it will be able to meet any or all of these objectives.

The Company's telemarketing agreements with its clients generally do not assure that the Company will achieve a specific level of revenue and generally are terminable by the clients on relatively short notice. Additionally, the amount of revenue the Company generates from a particular client is dependent upon a number of factors, including, the ability of the Company to achieve marketing and sales results required by the client and the results achieved by the Company as compared to both the clients' in-house operations and/or other competing out-source service providers. In addition to these factors, numerous agreements with its clients are also based on actual sales achieved. Accordingly, the ability of the Company to achieve its desired results of operations is also contingent upon its telephone sales representatives being able to effectively and efficiently market the clients' products combined with the quality of the lists of prospective customers provided by the Company's clients.

The Company is continuing its review of its costs, organizational structure and information technology in an effort to identify opportunities for cost reduction and efficiency. While the Company expects to achieve further cost reductions, there can be no assurance that it will be able to successfully achieve its desired results.

RELIANCE ON MAJOR CLIENTS

Approximately 19% of the Company's revenues in 1997 were generated from one client, MBNA. Substantially all of these revenues were generated in the first and second quarters of 1997. The significant reduction in the amount of business provided by MBNA was a significant factor in the Company's lower capacity utilization and operating performance during the last two fiscal quarters in 1997. Although no current customer of the Company represents more than 10% of the Company's revenues, the Company may in the future develop relationships with clients that represent a large concentration of revenues. Since most client contracts can generally be canceled by the client upon relatively short notice, the Company will be vulnerable to any unexpected termination or non-renewal of such a relationship.

DIFFICULTIES OF MANAGING RAPID GROWTH

The Company has experienced rapid growth over the past several years. Continued future growth will depend on a number of factors, including the Company's ability to (i) initiate, develop and maintain new client relationships and expand its existing client programs; (ii) recruit, motivate and retain qualified management and hourly personnel; (iii) rapidly identify, acquire or lease suitable call center facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion; and (iv) maintain the high quality of the services and products that it provides to its clients. There can be no assurance that the Company will be able to maintain or accelerate its growth rate, effectively manage its expanding operations or maintain its profitability. If the Company is unable to maintain its historical growth rate or effectively manage its growth, its business, results of operations or financial condition could be materially adversely affected.

The Company's profitability is influenced significantly by its call center capacity utilization. The Company attempts to maximize utilization; however, because almost all of the Company's business is outbound, the Company has significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. In addition, the Company has experienced, and in the future may experience, at least short-term, excess peak period capacity when it opens a new call center or terminates or completes a large client program. There can be no assurance that the Company will be able to achieve or maintain optimal call center capacity utilization.

NEED FOR ADDITIONAL FINANCING

The Company currently estimates that its existing cash after the sale of discontinued operations together with proceeds available under the Company's credit facility and cash generated from operations, will be sufficient to finance its current operations. There can be no assurance, however, that these sources will actually be sufficient to meet the Company's needs, particularly if the Company does not achieve its planned cost reductions or generate expected revenue levels. If these sources are not sufficient, the Company will be required to seek additional debt or equity financing and there can be no assurance given that any such financing will be available on terms acceptable to the Company, if at all. If additional financing is raised by issuing equity securities, existing shareholders may experience significant dilution.

QUARTERLY RESULTS AND SEASONALITY

The Company's results of operations in any single interim period should not be viewed as an indication of future results of operations. The Company has in the past and may again in the future experience quarterly variations in revenue and operating profitability as a result of the timing of its clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses incurred to acquire and support such new business, and changes in the Company's revenue mix among its various service offerings. The Company's business volumes tend to decrease in the first and third quarters of its fiscal year due to reduced levels of clients' marketing programs which are typically slower in the post-holiday and summer months, respectively. The Company is sensitive to seasonal downturns; however, there can be no assurance that the Company will be able to predict or compensate for any such seasonal downturns.

RELIANCE ON TECHNOLOGY

The Company has made significant investments in technology and anticipates that it will be necessary to continue making significant additional technology investments to remain competitive. No assurance can be given that the Company will be successful in anticipating continuing technological changes or in implementing new or enhanced technology, and the failure of the Company to so anticipate or implement could have a material adverse effect on the Company's business.

DEPENDENCE ON LABOR FORCE

The Company's industry is very labor intensive and has experienced high personnel turnover. Many of the Company's employees receive modest hourly wages and a significant number are employed on a part-time basis. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs and decrease operating efficiencies and productivity. Some of the Company's operations, particularly insurance product sales and technology-based inbound customer service, require specifically trained employees. Growth in the Company's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that the Company will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely effect the Company.

DEPENDENCE ON TELEPHONE SERVICE

The Company's business is materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of the Company's services, or any significant interruption in telephone services, could have a materially adverse impact on the Company.

CONTROL BY PRINCIPAL STOCKHOLDER

CRW Financial, Inc. ("CRW") beneficially owns approximately 28% of the outstanding Common Stock of the Company. As a result, CRW is able to exercise significant influence over the outcome of matters submitted to the Company's stockholders. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of the Company.

RISKS ASSOCIATED WITH THE YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. The Company is in the process of conducting an analysis, which it expects to complete in 1998, to determine the extent to which its customers' and suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. Accordingly, the Company is currently unable to predict the extent to which the Year 2000 issue will affect its customers or suppliers, or to the extent to which it would be vulnerable to the failure of its customers or suppliers to remediate any Year 2000 issues on a timely basis.

FORWARD-LOOKING STATEMENTS

Statements contained in Management's Discussion and Analysis of Financial Results and Financial Condition and elsewhere in this Form 10-K, regarding capacity utilization rate, new clients, expected revenues, cost reductions, efficiencies and growth are forward-looking statements that could involve substantial risk and uncertainty. For these statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: agreements with its existing clients generally do not assure a specific level or duration of revenue, revenue assumptions may not be realized, cost reductions and efficiencies may not be achieved growth and profitability assumptions assume the addition of new clients not currently identified, and contracts may not be realized and capacity utilization rate may be adversely affected due to competitors' actions or clients' requirements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

       AND THE RESULTS OF OPERATIONS FOR THE INITIAL OPERATING BUSINESSES

                         (THE "PREDECESSOR COMPANIES")



Following this introduction are the management's discussion and analysis of financial condition and the results of operations for the Initial Operating Businesses. These commentaries should be read in conjunction with their historical financial statements contained within this annual report on Form 10-K. The results of operations of The Response Center Inc. and The Tab House, Inc. (Market Research Segment) and Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. (Direct Mail and Fulfillment Segment) have been accounted for as discontinued operations (see Note 5 to the Consolidated Financial Statements).

SOMAR

Prior to its acquisition by TeleSpectrum Worldwide Inc. ("TeleSpectrum"), SOMAR, Inc. ("SOMAR"), founded in 1982, was one of the nation's largest providers of outsourced telephone-based sales, marketing and customer management services, principally to clients in the insurance industry and also to clients in the financial services, telecommunications and consumer products industries.

On August 12, 1996, SOMAR sold substantially all of its assets and liabilities to TeleSpectrum and is a predecessor company to TeleSpectrum.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated (dollars in thousands).


                                                                 FOR THE PERIOD
                           FOR THE YEAR ENDED DECEMBER 31,       FROM JANUARY 1,
                           -------------------------------           1996 TO
                             1994             1995               AUGUST 12, 1996
                             ----             ----               ---------------

Revenues.................. $20,785  100.0%   $31,900  100.0%     $26,421  100.0%


Cost of services..........  15,623   75.2      25,048  78.5       21,406   81.0

Selling, general and
 administrative expenses..   4,115   19.8       5,162  16.2        3,817   14.5
                             -----              -----              -----

   Total operating
    expenses..............  19,738   95.0      30,210  94.7       25,223   95.5
                            ------             ------             ------

Operating income..........   1,047    5.0       1,690   5.3        1,198    4.5


Interest expense, net.         420    2.0         711   2.2          561    2.1
                               ---                ---                ---

Pre-tax income                $627    3.0        $979   3.1         $637    2.4
                              ====               ====               ====



FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH AUGUST 12, 1996 (THE "STUB PERIOD"):

Revenues--If the Stub Period revenues were annualized and compared to 1995, the revenue comparison would show a significant increase period over period; revenues per day increased from $87,000 per day in 1995 to $118,000 per day in the Stub Period.

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

Selling, General and Administrative--Selling general and administrative, as a percentage of revenue, decreased to 14.5% of revenues in the Stub Period as compared to 1995, primarily as a result of the spreading of expenses over increasing revenues.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Revenues--Revenues increased to $31.9 million in 1995 from $20.8 million in 1994, an increase of $11.1 million, or 53.4%. This increase primarily resulted from increased call volume from existing insurance clients and the addition of new insurance clients.

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

LIQUIDITY AND CAPITAL RESOURCES

SOMAR's principal source of liquidity was borrowings under credit facilities. The following table sets forth selected information from SOMAR's statements of cash flows for the periods indicated (dollars in thousands):


                                                            FOR THE PERIOD
                                                            JANUARY 1, 1996
                                      FOR THE YEAR ENDED          TO
                                          DECEMBER 31,         AUGUST 12,
                                        1994      1995           1996
                                      -------   ---------   ---------------
  Net cash provided by operating
    activities......................  $  57     $   441        $ 2,124
  Net cash provided by (used in)
    investment activities...........    346      (2,870)        (1,923)
  Net cash provided by (used in)
    financing activities............   (417)      2,452           (221)


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

From 1994 through the end of 1995 SOMAR generated $0.4 million in net cash from operating activities. During this period, $2.9 million of cash was generated primarily from pre-tax income plus non-cash charges, and was reduced by $2.5 million of cash used to fund increases in working capital resulting from the increase in revenues over the same period.

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

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated (dollars in thousands).



                                 YEAR ENDED       YEAR ENDED    FOR THE PERIOD FROM
                                DECEMBER 30,     DECEMBER 29,   DECEMBER 30, 1995 TO
                                    1994             1995         AUGUST 12, 1996
                               --------------    ------------    ----------------

Revenues.................... $5,778   100.0%   $12,829   100.0%  $11,311  100.0%


Cost of services............  4,259    73.7      8,572    66.8     7,686   68.0
Selling, general and
  administrative expenses...  1,443    25.0      2,115    16.5     1,645   14.5
                              -----             ------             -----

   Total operating
    expenses................  5,702    98.7     10,687    83.3     9,331   82.5
                              -----             ------             -----

Operating income............     76     1.3      2,142    16.7     1,980   17.5

Interest expense, net.......     43     0.7         36     0.3        33    0.3
                              -----             ------             -----
Pre-tax income..............    $33     0.6     $2,106    16.4    $1,947   17.2
                              =====             ======             =====


FOR THE PERIOD FROM DECEMBER 30, 1995 THROUGH AUGUST 12, 1996 (THE "STUB
PERIOD")

Revenues--If the Stub Period revenues were annualized and compared to 1995, the revenue comparison would show a significant increase period over period; revenues per day increased from $35,000 per day in 1995 to $50,000 per day in the stub period. This increase was primarily a result of an increases in revenues from two of NBG's most significant clients.

Cost of Services--Cost of services, which primarily consists of labor, telephone and other call center-related operating and support expenses, increased as a percentage of revenues, from 66.8% in 1995 to 68.0% in the stub period. This increase primarily resulted from higher performance-based revenue per unit of cost.

Selling, General, and Administrative--Selling, general, and administrative expenses decreased as a percentage of revenues, from 16.5% in 1995 to 14.5% in the Stub Period, primarily as a result of the spreading of expenses over increased revenues.

YEAR ENDED DECEMBER 29, 1995 COMPARED TO YEAR ENDED DECEMBER 30, 1994:

Revenues--Revenues increased to $12.8 million in 1995 from $5.8 million in 1994, an increase of $7.0 million, or 121.0%. This increase was primarily a result of an increase in revenues from two of NBG's most significant clients. Revenues from these clients increased primarily as a result of increased telemarketing call volume and in particular, a full year of revenues in 1995 from one of these clients, compared to approximately four months of revenues in 1994. The remaining increase was due to the addition of several clients in the high technology and financial services industries.

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

LIQUIDITY AND CAPITAL RESOURCES

NBG's primary sources of liquidity were cash flows from operating activities and available borrowing capacity under credit facilities. The following table sets forth selected information from NBG's statements of cash flows for the periods indicated (dollars in thousands).

                                                               FOR THE PERIOD
                                  YEAR ENDED      YEAR ENDED  FROM DECEMBER 30,
                                  DECEMBER 30,   DECEMBER 29, 1995 TO AUGUST 12,
                                      1994           1995          1996
                                 --------------  ------------  ------------

  Net cash provided by operating
   activities..................      $ 215          $1,383         $1,334
  Net cash used in investment
   activities..................        (42)           (594)           (81)
  Net cash used in financing
   activities..................       (182)            (89)          (880)


Net cash used in investing activities were generally expended for equipment and other capital to support expansion of NBG's call center operations, including additions to NBG's data management, telephone and management information systems.

Financing activities have included limited borrowings and distributions to stockholders. NBG financed the majority of its equipment purchases with capital leases.

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



RESULTS OF OPERATIONS


The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated (dollars in thousands).


                                                                 FOR THE PERIOD
                                                                     FROM
                                                                   JANUARY 1,
                                                                    1996 TO
                             YEAR ENDED DECEMBER 31,               AUGUST 12,
                            ---------------------------            ----------

                            1994                   1995               1996
                            ----                   ----               ----

Revenues.................. $10,115  100.0%   $12,690   100.0%    $6,304  100.0%

Cost of services..........   5,530   54.7      6,402    50.5      3,140   49.8
Selling, general and ad-
  ministrative expenses...   2,680   26.5      2,986    23.5      1,986   31.5
                             -----             -----              -----

  Total operating ex-
    penses................   8,210   81.2      9,388    74.0      5,126   81.3
                             -----             -----              -----

Operating income..........   1,905   18.8      3,302    26.0      1,178   18.7

Interest expense, net.....     186    1.8        144     1.1         44    0.7
                               ---               ---                 --

Pre-tax income............  $1,719   17.0     $3,158    24.9     $1,134   18.0
                            ======            ======             ======



FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH AUGUST 12, 1996, (THE "STUB PERIOD")

Revenues--If the Stub Period revenues were annualized and compared to 1995, the revenue comparison would show a decrease from 1995 to the stub period. This decrease is due to lower volume from two significant customers partially offset by revenue growth from existing and incremental customers.

Cost of Services--Cost of services which primarily consists of labor and other direct mail and fulfillment-related operating and support expenses as a percentage of revenues remained comparable between 1995 and the 1996 Stub Period.

Selling, General and Administrative--Selling, general and administrative expenses as a percentage of revenues increased to 31.5% in the Stub Period from 23.5% in 1995, primarily a result of a decrease in revenues at HFI.

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



LIQUIDITY AND CAPITAL RESOURCES

Harris' primary sources of liquidity were cash flows from operating activities, availability of borrowings on its lines of credit, and bank financing for equipment purchases. The following table sets forth selected information from Harris' statements of cash flows for the periods indicated (dollars in thousands).


                                                 YEAR ENDED      FOR THE PERIOD
                                                DECEMBER 31,     JANUARY 1, 1996
                                                ---------------        TO
                                               1994     1995     AUGUST 12, 1996
                                               ------   -------  ---------------
  Net cash provided by operating activities..  $1,883   $ 4,149     $   802
  Net cash used in investment activities.....    (903)     (460)       (289)
  Net cash used in financing activities......    (339)   (1,745)     (1,729)



Harris historically generated cash flow from operations, generating $6.8 million from 1994 through August 12, 1996.

Net cash used in investing activities supported HDM equipment purchases and growth of HFI. Harris incurred significant capital equipment expenditures in its HDM operations, including expenditures for printing, insertion and commingled equipment.

Financing activities included payments on HDM's facility mortgage and distributions to stockholders. Harris' two lines of credit expired in April 1996 and were not renewed.

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

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated (dollars in thousands).


                                                                 FOR THE PERIOD
                                                                 FROM JANUARY 1,
                                                                    1996 TO
                             YEAR ENDED DECEMBER 31,               AUGUST 12,
                             -----------------------               ----------
                           1994                    1995               1996
                           ----                    ----               ----

Revenues.                  $5,424  100.0%    $12,253  100.0%    $14,558  100.0%


Cost of services.           4,225   77.9       7,836   63.9       8,550   58.7
Selling, general and ad-
  ministrative expenses...    976   18.0       2,534   20.7       1,466   10.1
                              ---              -----              -----

  Total operating ex-
 penses.                    5,201   95.9      10,370   84.6      10,016   68.8
                            -----             ------             ------

Operating income.             223    4.1        1,883   15.4      4,542   31.2

Interest expense, net          24    0.4           43    0.4         31    0.2
                               --                  --                --

Pre-tax income.              $199    3.7       $1,840   15.0     $4,511   31.0
                             ----              ------            ------


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

LIQUIDITY AND CAPITAL RESOURCES

Reich's principal sources of liquidity were cash flows from operating activities and available borrowing capacity under credit facilities and capital leases. The following table sets forth selected information from Reich's statements of cash flows for the periods indicated (dollars in thousands).


                                                            FOR THE PERIOD
                                             YEAR ENDED       JANUARY 1,
                                             DECEMBER 31,      1996 TO
                                             ------------     AUGUST 12,
                                             1994    1995        1996
                                             ----    ----        ----

Net cash provided by (used in) operating
activities................................  $ 219   $ 745      $ 2,535

Net cash provided by (used in) investment
activities................................   (138) (1,212)        (935)

Net cash provided by (used in) financing
activities................................    (78)    656       (1,703)


Reich's net cash provided by operating activities were primarily generated from pre-tax income. During the period, operating cash flow was negatively impacted by demands on working capital (excluding cash and current maturities on long-term debt). The additional working capital was principally related to the increase in accounts receivable that resulted from the growth in the telemarketing business over the same period.



Net cash used in investing activities was attributable to equipment and other capital to support the opening of new call centers and relocation and expansion of Reich's Delaware and West Virginia call center facilities.

Financing activities primarily included borrowing activities under various long-term debt arrangements, capital leases and shareholder loans. In December 1995, Reich received commitments for a low interest loan of up to $0.7 million from the City of Wheeling, West Virginia and the West Virgina Economic Development Authority ("WVEDA"). These loans were used to fund the cost associated with the relocation and expansion of Reich's West Virginia call center which was originally funded by operating cash flows.

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

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated (dollars in thousands).


                                                          FOR THE PERIOD
                                                          FROM JANUARY 1,
                                                              1996 TO
                          YEAR ENDED DECEMBER 31,            AUGUST 12,
                          -----------------------            ----------

                          1994               1995                1996
                          ----              ----                 ----

Revenues.................. $9,386  100.0%  $11,854 100.0%  $10,529  100.0%

Cost of services..........  6,754   72.0     8,338  70.2     6,974   66.3
Selling, general and
 administrative expenses..  2,636   28.0     3,072  26.0     2,929   27.8
                            -----           ------           -----

Total operating expenses..  9,390  100.0  11,410    96.2     9,903   94.1
                            -----         ------             -----

Operating income (loss)        (4)    --     444     3.8       626    5.9
Interest expense, net.....    150    1.6     184     1.6       129    1.2
                              ---            ---               ---

Pre-tax income (loss).....  $(154)  (1.6)   $260     2.2      $497    4.7
                           ======           ====              ====



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

Selling, General and Administrative--Selling, general and administrative expenses increased as a percentage of sales from 1995 to the Stub Period as a result of additional administrative, personnel and related corporate expenses associated with anticipated TeleSpectrum Maryland growth.

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

Selling, General and Administrative--Selling, general and administrative expenses increased to $3.1 million in 1995 from $2.6 million in 1994, an increase of $0.5 million, or 16.5%. This increase primarily resulted from additional administrative, personnel and corporate expenses associated with the growth in revenues. As a percentage of revenues, selling, general and administrative expenses decreased to 26.0% in 1995 from 28.0% in 1994, primarily as a result of the spreading of expenses over increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

TeleSpectrum Maryland's primary sources of liquidity were cash flows from operating activities and available borrowing capacity under credit facilities. The following sets forth selected information from TeleSpectrum Maryland's statement of cash flows for the periods indicated (dollars in thousands):

                                                                 FOR THE PERIOD
                                                    YEAR ENDED     JANUARY 1,
                                                    DECEMBER 31,    1996 TO
                                                    ------------   AUGUST 12,

                                                    1994   1995      1996
                                                    ----   ----      ----

  Net cash provided by (used in) operating
   activities....................................  $(260)  $ (4)  $   969

  Net cash provided by (used in) investment
   activities....................................     37    (99)   (2,044)

  Net cash provided by (used in) financing
   activities....................................    359    (45)    1,716



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

In May 1996, TeleSpectrum Maryland obtained a $4.0 million revolving line of credit. This revolving credit facility was used for refinancing of existing debt, working capital purposes and capital expenditures.

Prior to consummation of the acquisition of TeleSpectrum Maryland by TeleSpectrum, CRW Financial (a TeleSpectrum related party), advanced TeleSpectrum Maryland $0.5 million, evidenced by a promissory note due one year from the date the proceeds were received with interest at 9.0%. The note was contributed by CRW Financial to TeleSpectrum Worldwide as part of the Initial Capitalization. Upon the closing of the Acquisition, TeleSpectrum paid a portion of the purchase price by cancellation of this promissory note.

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

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated (dollars in thousands).


                                                              FOR THE PERIOD
                                 YEAR ENDED SEPTEMBER 30      FROM OCTOBER 1
                                 -----------------------          1995 TO
                                   1994            1995       AUGUST 12 1996
                                   ----            ----       --------------

Revenues                      $6,183  100.0%   $6,719  100.0%  $5,279  100.0%

Cost of services              3,426    55.4     3,583   53.3    2,849   54.0
Selling, general and
  administrative expenses     2,800    45.3     2,717   40.5    1,954   37.0
                               ----             -----           -----

 Total operating expenses     6,226   100.7     6,300   93.8    4,803   91.0

Operating income (loss)         (43)   (0.7)      419    6.2      476    9.0
                               ----               ---             ---

Interest expense (income),
  net                            (6)   (0.1)      (10)  (0.2)     (20)  (0.4)
                               ----              ----            ----

Pre-tax income (loss)          $(37)   (0.6)     $429    6.4     $496    9.4
                              =====              ====            ====



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

Cost of Services--Cost of services, which primarily consists of labor, telephone and other call center-related operating and support expenses, as a percentage of revenues increased to 54.0% in the Stub Period from 53.3% in 1995 as a result of the spreading of relatively fixed call center-related operating and support expenses over reduced revenues.

Selling, General and Administrative--Selling, general and administrative expenses decreased as a percentage of revenues to 37.0% in the Stub Period from 40.5% in 1995 as a result of lower executive compensation.

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

Selling, General and Administrative--Selling, general and administrative expenses decreased to $2.7 million in 1995 from $2.8 million in 1994, a decrease of $0.1 million, or 3.0%. As a percentage of revenues, selling, general and administrative expenses decreased to 40.5% in 1995 from 45.3% in 1994, primarily as a result of economies of scale related to increased revenues. Selling, general and administrative expenses include compensation paid to The Response Center's officers totaling $1.5 million in 1994 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Response Center's principal source of liquidity was historically cash flows from operating activities and loans from shareholders. The following table sets forth selected information from The Response Center's statements of cash flows for the periods indicated (dollars in thousands).


                                                YEAR ENDED   FOR THE PERIOD
                                               SEPTEMBER 30, FROM OCTOBER 1,
                                               -------------     1995 TO
                                               1994    1995  AUGUST 12, 1996
                                               ----    ----  ---------------

  Net cash provided by operating
   activities................................  $ 111   $188       $ 799
  Net cash provided by (used in) investment
   activities................................    (59)    44        (151)
  Net cash used in financing
   activities................................   (193)   (22)       (820)



For the Stub Period, net cash flows from operations were $799 reflecting the increase in net income and accelerated collection of accounts receivable.

Investing activities have included distributions to and borrowing activity from shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to pages F-1 through F-87 and page S-2 of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the executive officers and directors of the Company.

          Name             Age                   Position with the Company
-------------------------  ---  ------------------------------------------------------------

Keith E. Alessi             43  Chairman of the Board, Chief Executive Officer and President
Jonathan P. Robinson        34  Chief Operating Officer*
Richard C. Schwenk, Jr.     47  Executive Vice President and Chief Financial Officer
Kenneth Cranston            35  Senior Vice President of Sales
James Carroll               54  Senior Vice President of Operations
J. Brian O'Neill            38  Director
William F. Rhatigan.        53  Director
Richard W. Virtue.          53  Director
Kevin W. Walsh              43  Director
Joseph V. Del Raso          45  Director

______________________________
* Mr. Robinson has resigned from his position effective April 30, 1998

Keith E. Alessi has been Chairman of the Board, Chief Executive Officer and President since March 1998. Mr. Alessi had been Chairman, President and CEO of Jackson Hewitt, Inc., the nation's second largest tax preparation service company since 1995. From 1988 to 1994 Mr. Alessi served in several executive positions with Farm Fresh, Inc. and was Vice Chairman upon his departure.

Jonathan P. Robinson has been Chief Operating Officer since September 1997. Since May 1995, Mr. Robinson has also served as Vice President, Treasurer, Secretary and Chief Financial Officer of CRW Financial, Inc., the Company's founding stockholder, from April 1993 to May 1995. Mr. Robinson held the same positions with CRW Financial's predecessor Company, Casino & Credit Services, Inc. From June 1986 to April 1993, Mr. Robinson was employed by Arthur Andersen & Co., certified public accountants, where he last served as an Audit Manager. Mr. Robinson is a Certified Public Accountant.

Richard C. Schwenk, Jr. has served as Executive Vice President and Chief Financial Officer of TeleSpectrum Worldwide since May 1996. Mr. Schwenk served as Chief Financial Officer and Executive Vice President of Electronic Payment Services, Inc., a provider of automated teller machine and point-of-sale transaction processing services, from November 1992 to January 1996.

Kenneth Cranston has served as Senior Vice President of Sales since January 1997. Mr. Cranston served as National Sales Director for Western Union for which he worked for since 1991.

James Carroll has served as Senior Vice Presidnet of Operations since September 1997. Mr. Carroll served as Executive President of Operations of SOMAR Inc. from 1991 to 1996.

J. Brian O'Neill was Chairman of the Board, and Chief Executive Officer and President of the Company from April 1996 to March 1998. Mr. O'Neill is the Chairman of the Board of Directors and Chief Executive Officer of CRW Financial, Inc. From July 1992 to May 1995, Mr. O'Neill was Chairman and Chief Executive Officer of Casino and Credit Services, Inc.

William F. Rhatigan has served as a director of the Company since August 1996. From August 1996 to March 1997, Mr. Rhatigan served as the President of the Company's Direct Marketing Group. Mr. Rhatigan was Chairman and Chief Executive Officer of NBG Services, Inc. from 1991 until August 1996.

Richard W. Virtue has served as a director of the Company since August 1996. Mr. Virtue served as Chief Executive Officer of SOMAR, Inc. from 1982 until August 1996.

Kevin W. Walsh has been a director of the Company since August 1996. Mr. Walsh has been a partner of the law firm Adelman Lavine Gold and Levin, a professional corporation, since 1988.

Joseph V. Del Raso has been a director of the Company since February 1997. Mr. Del Raso has been a partner of the law firm of Pepper Hamilton LLP since January, 1998. From 1992 to January 1998, Mr. Del Raso was a partner of the law firm of Stradley, Ronon, Stevens & Young.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Report on Form 8-K

(a) 1. Financial Statements.

The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules at page F-1 are filed as part of this Form 10-K.

2. Financial Statement Schedule.

The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page F-1 is filed as part of this Form 10-K.

All other schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or notes thereto.

3. Exhibits. (See (c) below)

(b) Report on Form 8-K

The Company filed a Current Report on Form 8-K with the Commission on March 24, 1998.

(c) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT
Number                       DESCRIPTION
------                       -----------

  3.01 Restated Certificate of Incorporation of TeleSpectrum Worldwide Inc. is incorporated by reference to exhibit 3.01 of the Company's Registration Statement on Form S-1 (File No. 333-04349)

  3.02 Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

 10.01 Asset Purchase Agreement, dated as of April 5, 1996 and amended and restated as of May 22, 1996, by and among CRW Financial, Inc., TeleSpectrum Worldwide Inc., DialDirect, Inc., InsureDirect, Inc., DialDirect Telemarketing, Ltd., TRG/Communications, Inc., The Reich Group, Inc. and Morton A. Reich incorporated by reference to exhibit
       10.02 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

 10.02 Asset Purchase Agreement, dated as of April 10, 1996 and amended and restated as of May 22, 1996, by and among CRW Financial, Inc., TeleSpectrum Worldwide Inc., TeleSpectrum, Inc., TeleSpectrum Training Services, Inc., Karen Schweitzer and Sherry Paterra incorporated by reference to exhibit 10.03 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

 10.03 Asset Purchase Agreement, dated as of April 26, 1996 and amended and restated as of May 22, 1996, by and among SOMAR, Inc., Richard W. Virtue, CRW Financial, Inc. and TeleSpectrum Worldwide Inc. is incorporated by reference to exhibit 10.04 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

 10.04 Asset Purchase Agreement, dated as of May 3, 1996 and amended and restated as of May 22, 1996, by and among TeleSpectrum Worldwide Inc., CRW Financial, Inc., NBG Services, Inc., William F. Rhatigan and Michael J. Gallant is incorporated by reference to exhibit 10.06 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

 10.05 Asset Purchase Agreement, dated as of October 1, 1996, by and among TeleSpectrum Worldwide Inc., Technical Research Assistance Research Programs, Inc., TARP Information Systems, Inc., John Goodman and Mark Grainer is incorporated by reference to the current report on Form 8-K (file No. 000-21107).

 10.06 Exchange Agreement, dated as of October 1, 1996, by and among TeleSpectrum Worldwide Inc., John Goodman and Mark Grainer is incorporated by reference to the current report on Form 8-K (file No. 000-21107).

 10.07    Consulting Agreement between TeleSpectrum Worldwide Inc. and Richard
          W. Virtue incorporated by reference to exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

 10.08 Employment Agreement, dated as of March 18, 1998 , between TeleSpectrum Worldwide Inc. and Keith E. Alessi. *

 10.09 Subscription Agreement dated as of March 18, 1998 between TeleSpectrum Worldwide Inc. and Keith E. Alessi. *

 10.10(a) Stock Option Agreement dated as of March 18, 1998 between TeleSpectrum
          Worldwide Inc. and Keith E. Alessi. *

 10.10(b) Stock Option Agreement dated as of March 18, 1998 between TeleSpectrum
          Worldwide Inc. and Keith E. Alessi. *

 10.11 Amended and Restated Employment Agreement, dated as of February 25, 1998 between TeleSpectrum Worldwide Inc. and Brian J. O'Neill. *

 10.12 Employment Agreement, dated as of August 28, 1997 , between TeleSpectrum Worldwide Inc. and Jonathan Robinson. *

 10.13 Employment Agreement, dated as of May 6, 1996, between TeleSpectrum Worldwide Inc. and Richard S. Schwenk, Jr. is incorporated by reference to exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

 10.14 TeleSpectrum Worldwide Inc. 1996 Equity Compensation Plan is incorporated by reference to exhibit 10.18 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

 10.15    Amendment No. 1 to 1996 Equity Compensation Plan. *

 10.16 Consulting Agreement dated as of February 20, 1997 between TeleSpectrum Worldwide Inc. and Mr. William F. Rhatigan is incorporated by reference to the Company 1997 Form 10-K filed on March 31, 1997.

 10.17 Asset Purchase Agreement dated as of March 6, 1998 by and among TeleSpectrum Worldwide Inc., First Service Corporation, DDS Dyment Distribution Service, Ltd., DDS Harris Limited and DDS Harris Fulfillment, Limited. *

 10.18 Asset Acquisition Agreement dated as of January 16, 1998 by and among TeleSpectrum Worldwide, Inc., NCO Group, Inc. and NCO Teleservices, Inc.

 18.01    Preferability Letter of Arthur Andersen LLP, dated March 23, 1998.*

 23.01    Consent of Arthur Andersen LLP.*

 24.01    Power of Attorney (included as part of the Signature Page).

 27.01    Financial Data Schedule.*

 99.01    Financial Data Schedule.*

* Filed herewith.

                                   SIGNATURES

 PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                          Telespectrum Worldwide Inc.

                                       By:/s/ Richard C. Schwenk, Jr.
                                          ---------------------------
                                              Richard C. Schwenk, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                       Date: April 14, 1998
                                       --------------------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

EACH PERSON, IN SO SIGNING ALSO MAKES, CONSTITUTES AND APPOINTS KEITH E. ALESSI CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF TELESPECTRUM WORLDWIDE INC., AND RICHARD C. SCHWENK, JR., SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER OF TELESPECTRUM WORLDWIDE INC. AND EACH OF THEM ACTING ALONE, AS HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT, IN HIS NAME, PLACE AND STEAD, TO EXECUTE AND CAUSE TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ANY OR ALL AMENDMENTS TO THIS REPORT.

               NAME             CAPACITY                          DATE
               ----             --------                          ----

/s/ Keith E. Alessi              Chairman of the               April 14, 1998
-------------------               Board, Chief
  KEITH E. ALESSI           Executive Officer, President
                                  and Director
                                   (Principal
                              Executive Officer)

/s/ Richard C. Schwenk, Jr.   Executive Vice President         April 14, 1998
---------------------------     President and Chief
    RICHARD C. SCHWENK, JR.      Financial Officer
                                    (Principal
                                  Financial and
                                Accounting Officer)


/s/J. Brian O'Neill                  Director                  April 14, 1998
--------------------
  J. BRIAN O'NEILL


/s/ William F. Rhatigan              Director                  April 14, 1998
------------------------
  WILLIAM F. RHATIGAN

/s/ Richard W. Virtue                Director                  April 14, 1998
----------------------
  RICHARD W. VIRTUE

/s/ Kevin W. Walsh                   Director                  April 14, 1998
-------------------
  KEVIN W. WALSH

/s/ Joseph V. Del Raso               Director                  April 14, 1998
-----------------------
  JOSEPH V. DEL RASO

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To TeleSpectrum Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of TeleSpectrum Worldwide Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleSpectrum Worldwide Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996, in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, effective December 31, 1997, the Company changed its method of measuring goodwill impairment from an undiscounted cash flow approach to a fair value method based on a discounted cash flow approach.


                                                    ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
  March 23, 1998
  (except with respect to the
  matter discussed in Note 10,
  as to which the date is
  April 14, 1998)
                                      F-1

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands--except share amounts)

                                                                              December 31, 1997    December 31, 1996
                                                                              ------------------   ------------------
                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                            $     774             $ 28,171
 Accounts receivable, net of allowance for doubtful accounts
   of $969 and $519, respectively                                                        37,360               28,764
 Income tax refund receivable                                                             2,912                  ---
 Prepaid expenses and other                                                               1,539                2,153
 Net assets of discontinued operations (see Note 5)                                      36,399               36,362
                                                                                      ---------             --------
     Total current assets                                                                78,984               95,450
PROPERTY AND EQUIPMENT, net                                                              36,731               26,082
GOODWILL, net of accumulated amortization of $1,525 and $2,147,                          27,964              173,231
 respectively (see Note 2)
OTHER ASSETS                                                                              1,042                1,776
                                                                                      ---------             --------
     Total assets                                                                     $ 144,721             $296,539
                                                                                      =========             ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Secured credit facility                                                              $  29,000             $    ---
 Current maturities of long-term debt                                                     1,160                1,768
 Accounts payable                                                                         4,718                5,863
 Accrued expenses                                                                         9,125                4,577
 Accrued compensation                                                                     7,638                3,579
 Notes payable to sellers of businesses                                                     990               27,005
 Other current liabilities                                                                5,698                3,285
                                                                                      ---------             --------
     Total current liabilities                                                           58,329               46,077
                                                                                      ---------             --------
LONG-TERM DEBT                                                                            3,800                4,199
                                                                                      ---------             --------
OTHER NONCURRENT LIABILITIES                                                              2,215                5,752
                                                                                      ---------             --------
COMMITMENTS AND CONTINGENCIES (see Note 12)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 5,000,000 shares authorized,
    no shares issued or outstanding                                                         ---                  ---
 Common Stock, $.01 par value, 200,000,000 shares authorized,
   25,213,074 shares issued and outstanding                                                 252                  252
 Additional paid-in capital                                                             237,186              236,678
 (Accumulated deficit) retained earnings                                               (156,825)               3,650
 Cumulative currency translation adjustment                                                (236)                 (69)
                                                                                      ---------             --------
     Total stockholders' equity                                                          80,377              240,511
                                                                                      ---------             --------
     Total liabilities and stockholders' equity                                       $ 144,721             $296,539
                                                                                      =========             ========


       The accompanying notes are an integral part of these statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)

                                                                                           FOR THE PERIOD
                                                                   FOR THE YEAR         FROM APRIL 26, 1996
                                                                      ENDED                (INCEPTION) TO
                                                                DECEMBER 31, 1997        DECEMBER 31, 1996
                                                              ----------------------   ----------------------
REVENUES                                                                  $ 178,922                  $53,154
                                                                          ---------                  -------
OPERATING EXPENSES:
 Cost of services                                                           155,902                   36,626
 Selling, general and administrative                                         40,737                   10,442
 Amortization of goodwill (includes goodwill
  impairment charge of $139,072 in 1997 - see Note 2)                       146,321                    2,147
                                                                          ---------                  -------
     Total operating expenses                                               342,960                   49,215
                                                                          ---------                  -------
     Operating income (loss)                                               (164,038)                   3,939

INTEREST INCOME                                                                 414                      877

INTEREST EXPENSE                                                             (2,290)                    (444)

INVESTMENT GAIN (see Note 6)                                                  1,760                      ---
                                                                          ---------                  -------
    Income (loss) from continuing operations before
     income taxes                                                          (164,154)                   4,372

INCOME TAX BENEFIT (EXPENSE)                                                  2,310                   (1,693)
                                                                          ---------                  -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                   (161,844)                   2,679
                                                                          ---------                  -------
INCOME FROM DISCONTINUED OPERATIONS
  (net of income taxes of $910 and $613, respectively
   see Note 5)                                                                1,369                      971
                                                                          ---------                  -------
NET INCOME (LOSS)                                                         $(160,475)                 $ 3,650
                                                                          =========                  =======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

    CONTINUING OPERATIONS                                                 $   (6.42)                 $  0.15

    DISCONTINUED OPERATIONS                                                    0.06                     0.05
                                                                          ---------                  -------
    NET INCOME (LOSS)                                                     $   (6.36)                 $  0.20
                                                                          =========                  =======
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                                          25,213                   17,898
                                                                          =========                  =======

        The accompanying notes are an integral part of these statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE YEAR      FOR THE PERIOD FROM APRIL 26,
                                                                                    ENDED               1996 (INCEPTION) TO
                                                                              DECEMBER 31, 1997          DECEMBER 31, 1996
                                                                              ------------------   -----------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                               $(160,475)                $   3,650
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                                                 8,183                     1,667
         Amortization of goodwill (includes impairment charge of
          $139,072 in 1997 - see Note 2)                                             146,321                     2,147
         Provision for call center closings                                           10,275                       ---
         Investment gain                                                              (1,760)                      ---
         Provision for bad debts                                                         881                       542
         Provision for deferred taxes (benefit)                                       (2,268)                      220
         Issuance of options to purchase common stock                                    508                       ---
         Other Items, net                                                                529                       ---
         Changes in operating assets and liabilities-
             Accounts receivable                                                      (9,976)                   (9,262)
             Income tax receivable                                                       532                       ---
             Prepaid expenses and other                                                1,371                     1,081
             Accounts payable                                                         (1,829)                     (789)
             Accrued compensation                                                      4,264                     3,579
             Other accrued expenses                                                    3,778                    (1,726)
             Deferred revenue                                                           (638)                    1,680
             Other liabilities                                                           371                    (5,878)
             Net operating activities of discontinued operations                       4,702                    (1,591)
                                                                                   ---------                 ---------
                Net cash provided by (used in) operating activities                    4,769                    (4,680)
                                                                                   ---------                 ---------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (26,297)                  (10,558)
   Business acquisitions                                                              (5,327)                 (106,993)
   Payments of notes payable to sellers and acquisition liabilities                  (29,100)                       --
   Proceeds from sale of investment                                                    6,262                        --
   Purchase of investment                                                             (4,502)                       --
   Net investing activities of discontinued operations                                (1,165)                       (9)
                                                                                   ---------                 ---------
          Net cash used in investing activities                                      (60,129)                 (117,560)
                                                                                   ---------                 ---------
FINANCING ACTIVITIES:
   Capital contribution received                                                         ---                     2,110
   Proceeds of public offering, net of offering costs                                    ---                   162,016
   Borrowings from credit facility                                                    29,000                       ---
   Borrowings from debt                                                                  720                       ---
   Payments of debt                                                                     (445)                   (9,403)
   Payments of capital lease obligations                                              (1,312)                   (2,637)
   Net financing activities of discontinued operations                                   ---                    (1,675)
                                                                                   ---------                 ---------
          Net cash provided by financing activities                                   27,963                   150,411
                                                                                   ---------                 ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (27,397)                   28,171

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        28,171                       ---
                                                                                   ---------                 ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $     774                 $  28,171
                                                                                   =========                 =========


        The accompanying notes are an integral part of these statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS -- EXCEPT SHARE AMOUNTS)

                                                                                          ACCUMULATED    CUMULATIVE
                                                           COMMON STOCK       ADDITIONAL    DEFICIT       CURRENCY       TOTAL
                                                       --------------------     PAID-IN     RETAINED    TRANSLATION  STOCKHOLDERS'
                                                        SHARES      AMOUNT      CAPITAL     EARNINGS     ADJUSTMENT     EQUITY
                                                       --------    --------    ---------    --------     ----------   ------------
  Incorporation on April 26, 1996                     8,510,137        $ 85    $    (75)   $      --         $  --      $      10

  Capital contribution                                       --          --       2,100           --            --          2,100

  Issuance of equity owned by CRW                            --          --      18,749           --            --         18,749

  Issuance of common stock upon public offering,
   net of offering costs                             11,879,000         119     161,847           --            --        161,966

  Issuance of common stock to the sellers of the
   Initial Operating Businesses                       4,403,863          44      44,647           --            --         44,691

  Issuance of options and warrants to purchase
    common stock to the sellers of the Initial
     Operating Businesses                                    --          --       4,827           --            --          4,827

  Issuance of common stock to the sellers of
    Fourth Quarter Acquisitions                        420,074            4       4,583           --            --          4,587

  Net income                                                --           --          --        3,650            --          3,650

Cumulative currency translation adjustment                  --           --          --           --           (69)           (69)
                                                    ----------         ----    --------    ---------         -----      ---------

BALANCE, DECEMBER 31, 1996                          25,213,074          252     236,678        3,650           (69)       240,511

Issuance of options to purchase common stock                --           --         508           --            --            508

Net loss                                                    --           --          --     (160,475)           --       (160,475)

Cumulative currency translation adjustment                  --           --          --           --          (167)          (167)
                                                    ----------         ----    --------    ---------         -----      ---------
BALANCE, DECEMBER 31, 1997                          25,213,074         $252    $237,186    $(156,825)        $(236)     $  80,377
                                                    ==========         ====    ========    =========         =====      =========

        The accompanying notes are an integral part of these statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.   NATURE OF BUSINESS

     Telespectrum Worldwide Inc. and subsidiaries (the "Company") was incorporated in Delaware on April 26, 1996 (see Note 15) and provides services to its customers through its Telemarketing and Customer Care Segments. On August 12, 1996, the Company completed its initial public offering and, concurrent with the offering, the Company began material operations with the acquisition of the assets of a number of businesses (see Note 4). The results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see Note 5).

2.   RECENT DEVELOPMENTS

Operating Results

     The Company's operating results have deteriorated significantly since the first quarter of 1997. The Company recorded operating losses in the second, third and fourth quarters of 1997. The Company expects that it will continue to realize significant operating losses during the first two quarters of 1998. The Company attributes these losses to the costs associated with expanding its telemarketing call center capacity in the first and second quarters of 1997 to meet its growth expectations and the costs associated with subsequently reducing its capacity in the third and fourth quarters of 1997 and in the first two quarters of 1998. The Company also attributes these losses to decreased telemarketing rates resulting from industry pricing pressures and its acceptence of lower-margin business in an effort to fill its capacity. The Company believes that a significant decline in the growth of outsourcing of telemarketing has occurred, which has reduced the Company's future growth expectations. In addition, for 1998 the Company expects to receive significantly lower revenues from its largest customer (see Note 16). Beginning in the third quarter of 1997 and continuing in the fourth quarter of 1997 and the first quarter of 1998, the Company took actions to restructure its Telemarketing Segment. In connection with the restructuring, the Company closed or plans to close 15 of its 25 outbound call centers and the Company's workforce is planned to be significantly reduced.

Goodwill Impairment Charge

     In the fourth quarter of 1997, the Company recorded a goodwill impairment charge of $139,072,000, which represented the goodwill associated with the Telemarketing Segment. As of December 31, 1997, the remaining goodwill of $27,964,000 relates exclusively to the Customer Care Segment.

     The Company has continually evaluated whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Recently, the Company performed an in-depth evaluation of the carrying value of goodwill due to the Company's poor operating performance, and the overall significant changes in the industry outlook. The Company has concluded that due to the significant decline in the growth in the telemarketing industry and the reduced growth prospects of the Company, a permanent impairment of goodwill has occurred.

     In connection with this evaluation, the Company elected to change its method of measuring goodwill impairment under APB Opinion No. 17 "Intangible Assets," from an undiscounted cash flow approach to a fair value method based on a discounted cash flow approach effective December 31, 1997. The Company believes the change to the fair value method based on a discounted cash flow approach is preferable in that such method most closely approximates the fair value of goodwill and the related measurement of goodwill impairment.

     As a result of this change, whenever events or circumstances have occurred that indicate an impairment may have occurred, the Company will estimate the future discounted cash flows of the business segment to which goodwill relates. When such estimate of the future discounted cash flows, net of the estimated fair value of the net tangible assets, is less than the carrying amount of goodwill, the difference is charged to operations. For purposes of determining future discounted cash flows of the business segments to which goodwill relates, the Company, based upon historical results, current projections and internal earnings targets, determines the projected operating cash flows, net of income taxes, of the individual business segment. These projected future cash flows are then discounted at a rate corresponding to the Company's estimated cost of capital. The Company will continually evaluate whether later events and circumstances have occurred which may indicate whether the remaining goodwill of $27,964,000 associated with the Customer Care Segment may not be recoverable.

Call Center Closing Charges

     In the third and fourth quarters of 1997, the Company recorded pre-tax charges totaling $11,568,000 in connection with the Company's decision to close seventeen call centers (fifteen in the Telemarketing Segment and two in the Customer Care Segment). The charges include a non-cash write-down of $8,336,000 related to certain call center property and equipment as required by SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," a $1,939,000 provision for non-cancelable lease commitments at closed call centers and a $1,293,000 provision relating to severance and termination benefits for certain employees.

     The property and equipment charges are included in the results of operations for the year ended December 31, 1997, with $7,673,000 as a component of cost of services and $663,000 as a component of selling, general and administrative expense and are included as a reduction of the carrying value of property and equipment in the accompanying consolidated balance sheet. The impaired assets include telemarketing equipment, furniture and office equipment and leasehold improvements.

     The provisions for non-cancelable lease commitments and severance and termination benefits were determined in accordance with EITF 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The lease provision relates to call centers identified by the Company to be closed, and for which the Company has committed to an exit plan, as of December 31, 1997. The $1,939,000 lease provision represents the liability for non-cancelable lease commitments in excess of estimated sublease income. In connection with these call center closings, the Company provided $1,293,000 for severance and termination benefits for certain employees, all of which were severed as of December 31, 1997. These provisions are included in the results of operations for the year ended December 31, 1997, with $2,586,000 as a component of cost of services and $646,000 as a component of selling, general and administrative expense.

     The Company has commenced activities necessary to implement the closing of the call centers and expects that all significant activities under the call center closing plan will be completed by no later than December 31, 1998, with a majority of these activities being completed by June 30, 1998. The Company anticipates recording an additional provision relating to non-cancelable lease commitments and for severance and termination benefits in the first quarter of 1998 related to call center closings to be initiated.

3.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying financial statements include the accounts of Telespectrum Worldwide Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1996, cash and cash equivalents consisted primarily of investments in money market accounts and certificates of deposit. At December 31, 1997, cash and cash equivalents consisted primarily of investments in money market accounts.

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

Currency Translation

     The accounts of the international subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative currency translation adjustment in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net income. There was no material transaction gains or losses for the periods presented.

Goodwill Impairment

     The Company changed its method of measuring goodwill impairment, under APB Opinion No. 17 "Intangible Assets" from an undiscounted cash flow approach to a fair value method based on a discounted cash flow approach (See Note 2).

Earnings Per Share

     The Company has adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's financial position or consolidated results of operations. The Company will adopt SFAS No. 130 in 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997. Adoption of the statement will have no effect on the Company's financial position or consolidated results of operations. The Company is presently studying the future effects of SFAS No. 131 on the presentation of its segment information, and based on current circumstances, does not believe the effect of the adoption will be material.

Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year presentation.

4.   INITIAL PUBLIC OFFERING AND ACQUISITIONS

Initial Public Offering

     In August 1996, the Company sold 11,879,000 shares of its stock in a public offering (the "Offering") at $15 per share which raised net proceeds to the Company of $161,966,000 net of offering costs of $3,746,000.

Initial Operating Businesses and Fourth Quarter 1996 Acquisitions

     In May 1996, CRW Financial, Inc. ("CRW") assigned to the Company its rights to acquire substantially all of the net assets of SOMAR, Inc., NBG Services, Inc., Harris Direct Marketing, Inc. and Harris Fulfillment, Inc., The Reich Group Companies, The Response Center, Inc. and The Tab House, Inc., and TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc.; (together, the "Initial Operating Businesses"). These acquisitions occurred contemporaneously with the closing of the Offering on August 12, 1996, and were accounted for using the purchase method. The total purchase price of the Initial Operating Businesses was $199.9 million, which consisted of (i) $90.9 million in cash paid to the sellers; (ii) forgiveness of a $0.5 million promissory note; (iii) $44.7 million estimated fair value of 4,403,863 shares of the Company's Common Stock issued to the Sellers; (iv) $2.1 million estimated fair value of warrants to purchase 593,400 shares of Common Stock at the Offering price of $15 per share;
(v) $18.7 million deemed value for accounting purposes of the CRW Lender Warrants and CRW Management Warrants to purchase 2,272,562 shares of Common Stock (owned by CRW) at $1.50 per share (see Note 15); (vi) $28.4 million in the form of a note payable and options to settle certain earnout provisions with two of the sellers of the Initial Operating Businesses (see Notes 7 and 13); (vii) $5.7 million relating to accrued separation costs for certain former owners of the Initial Operating Businesses; (viii) $4.0 million of additional purchase price payable to the Sellers under the purchase agreements; and (ix) transaction costs of $4.9 million. The $181.8 million excess of the total purchase price over the estimated fair value of net assets acquired was recorded as goodwill (see Note 2).

     On October 1, 1996, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of Technical Assistance Research Programs, Inc. and Tarp Information Systems, Inc. and acquired all of the outstanding stock of Tarp (Europe) Limited (together, "TARP"). In addition, on November 1, 1996 the Company acquired all of the outstanding stock of 1095404 Ontario, Inc., PR Response, Inc. and PR Response West, Inc. (together, "PR Response"). The combined purchase price for TARP and PR Response consisted of $17.25 million in cash, $4.6 million of estimated fair value of the Company's Common Stock and $0.9 million in transaction costs. The purchase price was reduced by approximately $0.8 million due from the sellers. The $20.9 million excess of the total purchase price of TARP and PR Response over the estimated fair value of net assets acquired was recorded as goodwill (see Note 2). The TARP purchase agreement also contains certain earn-out provisions. In addition, the Company entered into employment agreements with the selling shareholders.

1997 Acquisition

     In March 1997, the Company completed its acquisition of the interactive voice response division of Voice FX Corporation for $5,327,000 in cash, including transaction costs. The division, renamed TeleSpectrum FX ("FX (IVR)"), provides interactive voice response solutions within the interactive promotion and direct response marketplace. The effective date of the FX (IVR) acquisition was March 1, 1997.

     The following table summarizes the unaudited pro forma consolidated results of continuing operations for the years ended December 31, 1996 and 1995, assuming that the Initial Operating Businesses and the acquisition of TARP had occurred on January 1, 1995 (for purposes of this disclosure the acquisition of PR Response and FX (IVR) are not deemed material - in thousands):

                                                    FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                                       ------------

                                                    1996           1995
                                                    ----           ----
     Revenue                                      $124,257       $79,822
     Operating income                               11,430         5,319
     Net income                                      5,976         1,807

     Basic and diluted earnings per share         $   0.26       $  0.08

5.   DISCONTINUED OPERATIONS

     In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. As required by APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has accounted for the results of operations and net assets of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. The operating results for the period from April 26, 1996 (Inception) to December 31, 1996 and the net assets at December 31, 1996 have been restated to reflect discontinued operations.

     In February 1998, the Company sold substantially all of the assets and liabilities of the Market Research Segment for approximately $15,000,000, which resulted in a loss of approximately $907,000, which was recorded as of December 31, 1997. The proceeds from this sale were used to repay borrowings on the secured credit facility (see Note 10).

     In March 1998, the Company sold substantially all of the assets and liabilities of the Direct Mail and Fulfillment Segment for approximately $23,000,000 in cash and up to $4,000,000 in contingent payments based on future performance of the segment. The sale of this segment will not result in a significant gain or loss. The proceeds from this sale were used to repay borrowings on the secured credit facility. (see Note 10).

     The following table summarizes the operating results of the discontinued operations (in thousands):

                                                                                                   FOR THE PERIOD FROM
                                                                                                      APRIL 26, 1996
                                                                         FOR THE YEAR ENDED          (INCEPTION) TO
                                                                          DECEMBER 31, 1997          DECEMBER 31, 1996
                                                                          -----------------          -----------------
Revenues                                                                       $ 21,304                   $  8,320
Operating expenses                                                               19,025                      6,736
                                                                               --------                   --------
Income before income taxes                                                        2,279                      1,584
Income tax provision                                                                910                        613
                                                                               --------                   --------
Income from discontinued operations                                            $  1,369                   $    971
                                                                               ========                   ========

6.  INVESTMENT GAIN

    On June 30, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of FX Direct, Inc. ("FX Direct"). On October 3, 1997, the Company sold its investment in FX Direct for $6,262,000 in cash. The Company applied the proceeds from the sale to repay borrowings on the secured credit facility and recorded a pre-tax gain of $1,760,000.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

    For year ended December 31, 1997 and the period from April 26, 1996 (Inception) to December 31, 1996, the Company paid $1,933,000 (net of capitalized interest expense of $107,000) and $188,000 of interest expense, $1,180,000 and $2,447,000 of income taxes and financed equipment purchases with capital leases of zero and $1,917,000, respectively.

    In March 1997, the Company settled the earn-out agreement with the seller of one of the Initial Operating Businesses under which the Company paid $25.0 million in March 1997, and agreed to pay $600,000 over a two year period in equal installments, of which, the Company has paid $200,000 through December 31, 1997.

    The following table displays the net noncash assets that were acquired for the year ended December 31, 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996, as a result of the business acquisitions described in Note 4 (in thousands):

                                                                   INITIAL OPERATING
                                                                    BUSINESSES AND
                                                      1997          FOURTH QUARTER
                                                   ACQUISITION     1996 ACQUISITIONS
                                                   -----------     -----------------
Noncash assets (liabilities):

     Accounts receivable                             $  321            $ 23,916
     Prepaid expenses and other                         ---               5,139
     Property and equipment                             176              19,587
     Other assets                                         6                 634
     Goodwill                                         5,256             202,755
     Accounts payable                                  (364)             (7,169)
     Other accrued expenses                             (68)             (6,323)
     Deferred revenue                                   ---                (305)
     Other current liabilities                          ---              (6,631)
     Debt                                               ---             (17,765)
     Other noncurrent liabilities                       ---                (480)
                                                     ------            --------
     Net noncash assets acquired                      5,327             213,358
     Less: Common stock issued                          ---             (49,278)
           Options and warrants issued to sellers       ---              (4,827)
           CRW Warrants                                 ---             (18,749)
           Notes payable to sellers of businesses       ---             (27,005)
           Acquisition related liabilities              ---              (6,506)
                                                     ------            --------
     Cash paid for business acquisitions, net        $5,327            $106,993
                                                     ======            ========

8.   PROPERTY AND EQUIPMENT

                                                            DECEMBER 31,
                                                            ------------
                                       USEFUL LIVES       1997         1996
                                       ------------       ----         ----
                                                            (IN THOUSANDS)
     Telemarketing equipment              5 years          $23,762   $15,222
     Furniture and office equipment      5-7 years          17,435     8,762
     Building                            40 years            2,402     2,396
     Leasehold improvements              3-7 years           2,574       963
     Land                                                      406       406
                                                           -------   -------
                                                            46,579    27,749
     Less--Accumulated depreciation and amortization        (9,848)   (1,667)
                                                           -------   -------
                                                           $36,731   $26,082
                                                           =======   =======

     Depreciation and amortization expense for the year ended December 31, 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996, was $8,183,000 and $1,667,000, respectively.

     The carrying value of property and equipment under capital lease obligations included above, amounted to $4,160,000 and $5,079,000 at December 31, 1997 and 1996, respectively.

9.   INCOME TAXES

     The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

                                                                FOR THE PERIOD FROM
                                                                   APRIL 26, 1996
                                           FOR THE YEAR ENDED     (INCEPTION) TO
                                           DECEMBER 31, 1997      DECEMBER 31, 1996
                                           -----------------      -----------------
     Domestic                                   $(157,385)             $3,840
     Foreign                                       (6,769)                532
                                                ---------              ------
                                                $(164,154)             $4,372
                                                =========              ======

     The components of the income tax benefit (provision) are as follows (in thousands):

                                                                FOR THE PERIOD FROM
                                                                 APRIL 26, 1996 TO
                                           FOR THE YEAR ENDED     (INCEPTION) TO
                                           DECEMBER 31, 1997      DECEMBER 31, 1996
                                           -----------------      -----------------
Current:
 Federal                                         $1,600              $(1,736)
 State                                               --                 (130)
 Foreign                                           (200)                (220)
                                                 ------              -------
                                                  1,400               (2,086)
                                                 ------              -------
Deferred:
 Federal                                             --                 (209)

 State                                               --                  (11)
 Foreign                                             --                   --
                                                 ------              -------
                                                     --                  220
                                                 ------              -------
Total benefit (provision)                        $1,400              $(2,306)
                                                 ======              =======

     The 1997 income tax benefit is a result of a tax refund expected, for federal income taxes paid in 1996, resulting from 1997 operating losses (see deferred tax asset valuation allowance, below).

                                                                FOR THE PERIOD FROM
                                                                 APRIL 26, 1996 TO
                                           FOR THE YEAR ENDED     (INCEPTION) TO
                                           DECEMBER 31, 1997      DECEMBER 31, 1996
                                           -----------------      -----------------
     Continuing Operations                     $ 2,310               $ (1,693)
     Discontinued Operations                      (910)                  (613)
                                               -------               --------
                                                $1,400               $ (2,306)
                                               =======               ========

     The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


                                                                                FOR THE PERIOD FROM
                                                                                 APRIL 26, 1996 TO
                                                           FOR THE YEAR ENDED     (INCEPTION) TO
                                                           DECEMBER 31, 1997      DECEMBER 31, 1996
                                                           -----------------      -----------------
     Statutory federal income tax rate (benefit)                (34.0)%                 34.0%
     State income taxes, net of federal tax benefit                --                    1.7
     Impact of foreign subsidiaries subject
      to higher tax rates                                         0.1                    0.6
     Operating loss, including other items not currently
      deductible, not tax benefited                              28.0                     --
     Nondeductible expenses                                       4.5                    2.4
                                                               ------                   ----
                                                                 (1.4)%                 38.7%
                                                               ======                   ====

     Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statements and income tax basis of assets and liabilities given the provisions of the enacted tax laws. The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred taxes at December 31, 1997 and 1996 are as follows (in thousands):

                                                                        December 31,
                                                                   ---------------------
                                                                   1997             1996
                                                                   ----             ----
          Deferred tax assets:
             Net operating loss carryforward                     $  3,086       $    ---
             Goodwill impairment                                   38,064            ---
             Accruals and reserves not currently deductible         5,184            592
             Book/tax difference of recorded assets                   288            201
                                                                 --------       --------
                                                                   46,622            793
                                                                 --------       --------
          Deferred tax liabilities:
             Goodwill amortization                                   (532)          (889)
             Other                                                   (246)          (124)
                                                                 --------       --------
                                                                     (778)        (1,013)
                                                                 --------        -------
                                                                   45,844           (220)
           Less valuation allowance                               (45,844)           ---
                                                                 --------        -------

     Net deferred tax asset         $--      $(220)
                                    ===      ======

     Due to the uncertain realization of the deferred tax asset (see Note 2), the Company has provided a full valuation allowance at December 31, 1997. The Company has a net operating loss carryforward of $9,076,000, which expires in 2012.

10.  SECURED CREDIT FACILITY

     At December 31, 1997, the Company had outstanding borrowings of $29,000,000 on its secured credit facility ("credit facility"). Throughout 1997, the Company amended the credit facility several times as a result of non-compliance due to its 1997 operating performance. On March 25, 1998, the Company was notified by its primary lending institution, Mellon Bank N.A. (Mellon), that the Company was in default of certain covenants of its credit facility. The Company used the proceeds from the sale of its Market Research Segment to partially repay borrowings under the credit facility. On April 1, 1998, the Company used the proceeds from the sale of its Direct Mail and Fulfillment Segment to repay all outstanding borrowings under the credit facility.

     On April 14, 1998, the Company entered into a new Loan and Security Agreement with Mellon which provides for an initial $10 million credit facility (the "Credit Facility") to be repaid in April 2002. The Credit Facility may be increased to $20 million based upon satisfactory completion of certain due diligence procedures by Mellon. Under the terms of the Credit Facility, the Company can initially borrow up to the lesser of $10 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can draw on the Credit Facility in increments of $500,000 or more. The Company can elect at the time of the draw to pay interest at prime plus 0.50% or at a LIBOR rate plus 2.50% and will pay a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit, which can be issued, on the outstanding undrawn amount of the Credit Facility. The letters of credit shall not exceed $1.5 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants.

     In order to satisfy the financial covenants under this Credit Facility on a continuing basis management believes that the Company must successfully complete its current restructuring plan in order to achieve compliance into 1999.

11.  LONG-TERM DEBT

                                                                        DECEMBER 31,
                                                                        -------------
                                                                        1997     1996
                                                                        ----     ----
                                                                        (IN THOUSANDS)

     The West Virginia Economic Development Authority; the notes are secured by assets of the Company and are payable in
      monthly installments of $21,250 including interest, through
       July 1999, at an interest rate of 4%                            $  391   $  625
     Note payable to lessor in monthly installments of $8,533
      including interest, through March 2008, at an interest rate
      of 8.50%                                                            695      ---
     Other notes payable                                                  119      319
     Capital lease obligations (see Note 12)                            3,755    5,023
                                                                       ------   ------
                                                                        4,960    5,967
     Less--current maturities                                           1,160    1,768
                                                                       ------   ------
                                                                       $3,800   $4,199
                                                                       ======   ======

     Minimum principal repayments of long-term debt as of December 31, 1997, excluding capitalized lease obligations (see Note 12), are as follows (in thousands):


     1998                                                  $  344
     1999                                                     230
     2000                                                      77
     2001                                                      58
     2002                                                      63
     Thereafter                                               432
                                                           ------
                                                           $1,204
                                                           ======

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases facilities and equipment under capital and non-cancellable operating leases through October 1, 2006. Interest rates on the capital leases range from 4% to 20%. Rent expense under operating leases for the year ended December 31, 1997 and for the period from April 26, 1996 (Inception) through December 31, 1996 was $4,835,000 and $1,161,000, respectively.

     Future minimum lease payments as of December 31, 1997 are as follows (in thousands):

                                                   OPERATING LEASES  CAPITAL LEASES
                                                    ----------------  --------------
     1998                                                $ 5,060         $1,084
     1999                                                  4,598            784
     2000                                                  4,216            710
     2001                                                  3,761            416
     2002                                                  3,310            375
     Thereafter                                            4,793          1,229
                                                         -------         ------
     Total minimum lease payments                        $25,738          4,598
                                                         =======
     Less--amount representing interest                                     842
                                                                         ------
     Present value of future minimum lease payments                       3,756
     Less--current portion of principal payments                            816
                                                                         ------
                                                                         $2,940
                                                                         ======

     The Company has entered into an employment contract with one of its senior executives which expires in May 2000. The contract provides for annual minimum compensation of $200,000 plus bonuses. Additionally, the Company has agreed to grant options in future years to this senior executive (see Note 13).

     On March 18, 1998, the Company entered into an employment contract with its new Chairman of the Board, CEO and President which expires in March 2001. The contract provides for annual compensation of $200,000 per year, plus bonuses. The Company entered into a subscription agreement whereby this executive acquired 227,964 shares of the Company's Common stock for $500,000 and was granted options to purchase 2,000,000 shares of Common stock at $3.29 per share. The options will vest over three to four years with accelerated vesting for 500,000 options based on the achievement of certain performance objectives, as defined. The purchase price per share under the stock subscription agreement is $2.19. In March 1998, the Company will record compensation expense of $327,000, which represents the difference between the stock purchase price and the fair market value of the stock on the effective date of the stock subscription agreement. In addition, the Company will record compensation expense of $670,000 over the options vesting period, relating to the options to purchase 2,000,000 shares of Common stock which represents the difference between the fair market value of the stock on the grant date and the option exercise price of $3.29.

     The Company is party to various claims and other matters arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

13.  OPTIONS AND WARRANTS

     On May 17, 1996, the Company adopted The 1996 Equity Compensation Plan (the "Plan"). The Plan was subsequently amended on May 28, 1997 to increase the number of shares available for grant. A committee of the Board of Directors administers and awards grants under the Plan at its sole discretion. The Plan reserves up to 5,000,000 shares of Common Stock for issuance in connection with the exercise and/or grant of incentive stock options, and nonqualified stock options, restricted stock, stock appreciation rights and performance units to key employees, officers, directors, independent contractors and consultants. In addition, the Plan provides for grants of formula stock options to non-employee directors.

     The following table summarizes the activity under the Plan:


                                                                                     WEIGHTED AVERAGE
                                                                   EXERCISE PRICE     EXERCISE PRICE
                                                   SHARES             PER SHARE         PER SHARE
                                                   ------             ---------         ---------
Balance outstanding at Inception                        ---         $       ---           $  ---
  Granted                                         1,447,600               15.00            15.00
  Cancelled                                         (38,110)              15.00            15.00
                                                 ----------         -----------           ------
Balance outstanding, December 31, 1996            1,409,490               15.00            15.00
  Granted                                         4,361,000          4.25-14.38             7.40
  Cancelled                                      (2,582,657)         4.25-14.38            13.84
                                                 ----------         -----------           ------
Balance outstanding, December 31, 1997            3,187,833         $ 4.25-6.25           $ 5.55
                                                 ==========         ===========           ======

Balance exercisable, December 31, 1997            1,042,347         $ 4.25-6.25           $ 5.94
                                                 ==========         ===========           ======

     In February 1998, the Company granted options to purchase 637,000 shares of the Company's Common Stock at prices ranging from $3.31 to $6.25 per share to certain officers and employees of the Company.

     In the first quarter of 1998, the vesting of 1,168,699 options was accelerated based on the occurrence of certain events.

     The remaining unvested options will vest over two to three years and the weighted average remaining contractual life of options outstanding at December 31, 1997, was approximately 9 years. No options were exercised as of December 31, 1997.

     In September 1997, the Company repriced options, which were previously granted in August 1996 and February 1997. The exercise price for the repriced options was $6.25 per share, which exceeded the market price of the stock. All other options granted during 1997 had exercise prices equal to the market price of the stock on the grant dates with a weighted average exercise price of $8.76 per share.

     In September 1997, the Company granted options to purchase 150,000 shares of the Company's Common stock at $6.25 per share to an independent contractor. The options become fully exercisable over a two year period and expire in August 2006. The Company recorded the $508,000 fair value of these options as a charge to operations in 1997.

     In December 1996, the Company granted options to purchase 1,500,000 shares of the Company's Common Stock at a price of $14.13 per share in lieu of a certain earnout agreement with one of the Initial Operating Businesses. Effective December 31, 1997, 1,000,000 of these options were cancelled as certain vesting criteria, as defined, were not met.

     In addition, 75,000 shares are issuable upon the exercise of options that the Company has committed to grant over the next three years pursuant to an employment agreement with one of its senior executives.

     The Company issued warrants to purchase 593,400 shares of Common Stock to the former principals of the Initial Operating Businesses at $15 per share. These warrants were valued at their estimated fair value of $2,077,000 and were included in the purchase price of the Initial Operating Business. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 1997.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The determination of the fair value of the options noted above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996: risk free interest rate of 6.3% and 6.7%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 75% and 65%, respectively, and an expected life of the options of six years. The weighted average fair value of the options granted in 1997 was $2.77 per option for grants with exercise prices above the market price of the stock on the grant date and $3.00 per option for grants with exercise prices that equaled the market price of the stock on the grant date. The weighted average fair value of the options granted in 1996 was $9.84 per option.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share):

                                                                                              FOR THE PERIOD FROM
                                                                                                APRIL 26, 1996
                                                                FOR THE YEAR ENDED              (INCEPTION) TO
                                                                 DECEMBER 31, 1997             DECEMBER 31, 1996
                                                                ------------------             -----------------
     Pro forma net income (loss)                                    $(162,021)                      $2,237
     Pro forma basic and diluted earnings (loss) per share             $(6.43)                       $0.12

14.  EMPLOYEE RETIREMENT SAVINGS PLAN

     On January 1, 1997, the Company adopted a defined contribution 401(k) Savings Plan (the "Plan"). Employees who have met certain eligibility requirements, as defined, may contribute up to 15% of their pre-tax gross wages, subject to certain restrictions. The Plan provides for Company matching contributions of 25% of the first 6% of employee contributions to the Plan, which vest 25% per year over a four year period. The expense for the year ended December 31, 1997 under the Plan was $290,000.

15.  RELATED-PARTY TRANSACTIONS

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

     CRW also issued warrants to purchase 839,108 shares of the Company's Common Stock owned by CRW at $1.50 per share to certain officers of CRW and the Company ("CRW Management Warrants"). The warrants were granted by CRW to these individuals for services provided to CRW. In June 1997 certain officers of CRW and the Company exercised the CRW Management Warrants to purchase 228,948 shares of the Company's Common Stock.

     The deemed value for accounting purposes of the CRW Lender Warrants and the CRW Management Warrants is based upon the difference between $9.75 (35% discount to the initial public offering price) and the $1.50 warrant exercise price. The deemed value for accounting purposes of $18.7 million is treated as additional purchase price consideration of the acquisitions of the Initial Operating Businesses (see Note 4).

     The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $35,000. Total rent expense for the year ended December 31, 1997 and for the period April 26, 1996 (Inception) to December 31, 1996 was $444,000 and $106,000, respectively.

16.  CONCENTRATIONS OF CREDIT

     Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. The Company does not require collateral or other securities to support customer receivables. The Company performs periodic reviews of its clients' financial condition to reduce collection risk.

     The Company does not believe significant credit risk exists at December 31, 1997. The Company had one client in the financial services industry, which accounted for approximately 19% of total revenues for the year ended December 31, 1997 (see Note 2). No other client accounted for more than 10% of the Company's revenues or accounts receivable. For the year ended December 31, 1997, 40% and 29% of the Company's revenues were from customers in the financial services and telecommunications industries, respectively. For the period from April 26, 1996 (Inception) to December 31, 1996 no individual customers accounted for more than 10% of the Company's consolidated revenues, while 38% and 11% of the Company's revenues during this period were from customers in the financial services and insurance industries, respectively.

17.  BUSINESS SEGMENTS

     The Company classifies its continuing operations into two segments:
Telemarketing and Customer Care. The business segments are described in further detail below.

     The Telemarketing Segment provides both business-to-consumer and business-to-business outbound telemarketing services- primarily direct sales initiated by the Company on behalf of its clients.

     The Customer Care Segment provides customer service expertise to its clients. The Company's customer service expertise includes inbound teleservices support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients.

     The results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see
Note 5).

     Business segment information is as follows (in thousands):

                                                                                              FOR THE PERIOD FROM
                                                                                                APRIL 26, 1996
                                                                FOR THE YEAR ENDED              (INCEPTION) TO
                                                                 DECEMBER 31, 1997             DECEMBER 31, 1996
                                                                -----------------              -----------------
REVENUES
 Telemarketing                                                     $ 144,245                        $ 40,321
 Customer Care                                                        34,677                          12,833
 Discontinued Operations                                              21,304                           8,320

OPERATING INCOME (LOSS)
 Telemarketing (includes goodwill impairment
   charge of $139,072 in 1997)                                     $(145,890)                       $  5,541
 Customer Care                                                        (1,481)                          1,061
 Corporate                                                           (16,667)                         (2,663)
 Discontinued Operations                                               2,279                           1,577

IDENTIFIABLE ASSETS
 Telemarketing                                                     $  55,560                        $179,508
 Customer Care                                                        45,937                          40,104
 Corporate                                                             6,825                          40,565
 Discontinued Operations                                              36,399                          36,362

CAPITAL EXPENDITURES
 Telemarketing                                                     $  19,659                        $  7,446
 Customer Care                                                         4,604                           2,246
 Corporate                                                             2,034                             866
 Discontinued Operations                                               1,165                               9

DEPRECIATION AND AMORTIZATION
 Telemarketing (includes goodwill impairment
   charge of $139,072 in 1997)                                     $ 150,972                        $  2,990
 Customer Care                                                         2,951                             807
 Corporate                                                               581                              17
 Discontinued Operations                                               2,743                             684

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                          INITIAL OPERATING BUSINESSES

             PREDECESSOR COMPANIES' HISTORICAL FINANCIAL STATEMENTS

                                  INTRODUCTION

In connection with the initial public offering, the Initial Operating Businesses were deemed to be predecessor companies to TeleSpectrum Worldwide Inc. Accordingly, the following historical financial statements are presented to comply with the historical financial statement requirements in a Form 10-K. The results of operations of The Response Center Inc. and The Tab House, Inc. (Market Research Segment) and Harris Direct Marketing, Inc. and Harris Fulfillment, Inc. (Direct Mail and Fulfillment Segment) have been accounted for as discontinued operations (see Note 5 to the Consolidated Financial Statements).

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

Charlotte, N.C.,
September 30, 1996

                                  SOMAR, INC.

                                 BALANCE SHEET

                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                    ASSETS

CURRENT ASSETS:

 Cash.........................................................  $    25

 Accounts receivable net of reserve of $40....................    4,825

 Amounts due from Stockholders................................      881

  Affiliates..................................................      210

 Prepaid expenses and other...................................      451
                                                                -------

   Total current assets.......................................    6,392

PROPERTY AND EQUIPMENT, net...................................    4,400
                                                                -------
   Total assets...............................................  $10,792
                                                                =======


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit...............................................  $ 1,182

 Note payable--Bank...........................................    1,000

 Current portion of long-term debt............................    2,182

 Current portion of capital lease obligations.................      852

 Accounts payable.............................................    1,959

 Accrued compensation.........................................      523

 Other accrued expenses.......................................      122

 Amounts due to an affiliate..................................      562
                                                                 ------
   Total current liabilities..................................    8,382
                                                                 ------
LONG-TERM DEBT................................................      767
                                                                 ------
CAPITAL LEASE OBLIGATIONS.....................................      872
                                                                 ------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
 Common stock, $1 par value; 100,000 shares
  authorized; 11,765 shares issued and outstanding............       12
 Additional paid-in capital...................................      789
 Accumulated deficit..........................................      (30)
                                                                 ------
   Total stockholders' equity...............................        771
                                                                -------
   Total liabilities and stockholders' equity...............    $10,792
                                                                =======

         The accompanying notes are an integral part of this statement.

                                  SOMAR, INC.

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                        FOR THE
                                                                      PERIOD FROM
                                                                       JANUARY 1,
                                                 FOR THE YEAR ENDED     1996 TO
                                                    DECEMBER 31        AUGUST 12,
                                                   1994       1995        1996
                                                   ----       ----        ----

REVENUES........................................... $20,785    $31,900  $26,421
                                                    -------    -------  -------
OPERATING EXPENSES:
 Cost of services.................................   15,623    25,048    21,406
   Selling, general and administrative expenses...    4,115     5,162     3,817
   Total operating expenses.                         19,738    30,210    25,223
                                                     ------    ------    ------
   Operating income...............................    1,047     1,690     1,198
                                                     ------    ------    ------
INTEREST INCOME...................................       12        45        11
INTEREST EXPENSE..................................     (432)     (756)     (572)
                                                     ------    ------    ------
NET INCOME........................................   $  627    $  979    $  637
                                                     ======    ======    ======
PRO FORMA DATA (UNAUDITED):
 Historical net income............................   $  627    $  979    $  637
 Pro forma provision for income taxes.............      261       414       237
                                                     ------    ------    ------
 Pro forma net income.............................   $  366    $  565    $  400
                                                     ======    ======    ======

        The accompanying notes are an integral part of these statements.

                                  SOMAR, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                           TOTAL
                                   ADDITIONAL               RETAINED    STOCKHOLDERS'
                          COMMON    PAID-IN   STOCKHOLDER   EARNINGS       EQUITY
                           STOCK    CAPITAL      LOAN       (DEFICIT)     (DEFICIT)
                           -----    -------   -----------   ------------------------
BALANCE, JANUARY 1,
 1994...................      $12       $474      $(612)       $(265)          $(391)
 Net income.............       --         --         --          627             627
 Distributions..........       --         --         --         (668)           (668)
 Repayments of stock-
  holder loan...........       --           --       612          --              612
 Stock options..........       --          298        --          --              298
                              ---         ----     -----       -----            -----
BALANCE, DECEMBER 31,
 1994..................       12           772        --        (306)             478
 Net income.............      --            --        --         979              979
 Distributions..........      --            --        --        (703)            (703)
 Stock options..........      --            17        --          --               17
                              ---         ----     -----        -----           -----
BALANCE, DECEMBER 31,
 1995...................      12           789        --         (30)             771
 Net income.............      --            --        --         637              637
 Distributions..........      --            --        --        (535)            (535)
                              ---         ----     -----        -----           -----
BALANCE, AUGUST 12,
 1996..................      $12          $789     $  --         $72             $873
                             ===          ====     =====         ===             ====

        The accompanying notes are an integral part of these statements.

                                  SOMAR, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       FOR THE
                                                                     PERIOD FROM
                                                 FOR THE YEAR ENDED   JANUARY 1,
                                                     DECEMBER 31        1996 TO
                                                     -----------       AUGUST 12,
                                                    1994       1995       1996
                                                    ----       ----       ----
OPERATING ACTIVITIES:
 Net income...................................      $627       $979        $637
 Adjustments to reconcile net income to net
  cash provided by operating activities--
  Depreciation and amortization...............       288        775        749

  Stock option compensation expense...........       298         17         --
  Changes in operating assets and
  liabilities--
   Accounts receivable........................    (1,987)    (2,003)    (1,705)
   Prepaid expenses and other.................      (123)      (144)       (85)
   Accounts payable...........................       559        614      1,706
   Accrued expenses...........................       395        203        822
                                                 -------    -------    -------
     Net cash provided by operating
      activities..............................        57        441      2,124
                                                 -------    -------    -------
INVESTING ACTIVITIES:
 Purchases of property and equipment.....          (174)     (2,309)      (828)
 Advances to stockholder.................          (103)       (352)      (847)
 Advances to affiliates..................            (2)       (209)      (248)
 Repayments of advances to affiliates....            13          --         --
 Repayment of stockholder loan...........           612          --         --
                                                 -------    -------    -------

     Net cash (used in) provided by
      investing activities...............            346     (2,870)    (1,923)
                                                 -------    -------    -------

FINANCING ACTIVITIES:
 Borrowings on long-term debt...................      25      2,824      1,286
 Repayments on long-term debt...................     (31)      (257)    (1,498)
 Borrowings (repayments) on note payable--
  Bank..........................................      --      1,000     (1,000)
 Borrowings (repayments) from affiliates........    (491)       458       (102)
 Distributions paid to shareholders.............    (669)      (703)      (535)
 Payments on capital lease obligations..........    (297)      (623)      (641)
 Net (repayments) borrowings on line of
  credit agreement..............................   1,046       (247)     2,269
                                                 -------    -------    -------

     Net cash provided by (used in) financing
      activities................................    (417)     2,452       (221)
                                                 -------    -------    -------
NET INCREASE (DECREASE) IN CASH.................     (14)        23        (20)
CASH, BEGINNING OF PERIOD.......................      16          2         25
                                                 -------    -------    -------
CASH, END OF PERIOD.............................      $2        $25         $5
                                                 =======    =======    =======

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

                                  SOMAR, INC.

2. PROPERTY AND EQUIPMENT:

                                                  USEFUL   DECEMBER 31,

                                                   LIVES       1995
                                                   -----       ----
                                                    (IN THOUSANDS)
     Furniture and fixtures.....................   5-7 years   $2,265
     Telemarketing equipment....................     5 years    3,263
     Leasehold improvements.....................   5-6 years      359
                                                               ------
                                                                5,887
     Less--Accumulated depreciation and amortiza-
      tion......................................               (1,487)
                                                              -------
                                                               $4,400
                                                               ======

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

                                  SOMAR, INC.

4. LONG-TERM DEBT:

                                                                   DECEMBER 31,
                                                                       1995
                                                                       ----
                                                                  (IN THOUSANDS)
  Note payable to MCI Telecommunications Corporation,
   unsecured, payable in monthly installments of $128,300
   through July 1996, and remaining payment of $118,700 due in
   August 1996, interest at 9.75% (on June 15, 1996, this note was refinanced; the refinanced note is payable in monthly
   installments of $128,300 through March 1997 and $43,400 in
   April 1997, at an interest rate of 9.75%).........................    $981
  Notes payable to a bank, secured by related equipment,
   payable on July 1, 1996, interest payable monthly at the
   bank's prime rate plus 150 basis points (10% at December
   31, 1995), guaranteed by the Company's two principal
   stockholders and two affiliated companies (on July 5, 1996, these notes were refinanced by the West Virginia Economic
   Development Authority; the refinanced notes are secured by assets of the Company and are payable in monthly
   installments of $21,250 including interest, through July
   1999, at an interest rate of 4%)..................................     720
  Installment note payable to a bank, secured by related
   equipment, payable in monthly installments of $11,900
   including interest, through August 1998, at the bank's
   prime interest rate plus 150 basis points (10% at December
   31, 1995), guaranteed by the Company's two principal
   stockholders and two affiliated companies.........................     331
  Note payable to Network Sampling Services, balance due July
   1, 1997, including interest at 10%, guaranteed by one of
   the Company's principal stockholders..............................     300
  Installment note payable to a bank, secured by related
   equipment, payable in monthly installments of $11,957
   including interest, through April 1998, at the bank's prime interest rate plus 150 basis points (10% at December 31,
   1995), guaranteed by the Company's two principal
   stockholders and two affiliated companies.........................     288
  Installment note payable to a bank, secured by related
   equipment, payable in monthly installments of $21,774
   including interest, through October 1996, at the bank's
   prime rate plus 150 basis points (10% at December 31,
   1995), guaranteed by the Company's two principal
   stockholders and two affiliated companies.........................     226
  Installment note payable to a finance company, unsecured,
   payable in monthly installments of $3,800 including
   interest, through August 1998 at an interest rate of 9%...........     103
                                                                       ------
                                                                        2,949
  Less--Current portion..............................................  (2,182)
                                                                       ------
                                                                         $767
                                                                       ======

Minimum principal repayments of long-term debt as of December 31, 1995, are as follows (in thousands):

      1996...............................................   $2,182
      1997...............................................      602
      1998...............................................      165
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

Leases

The Company leases administrative offices, telephone call centers and equipment under noncancelable operating leases. In addition, the Company has capital leases covering certain operating equipment. Future minimum lease payments at December 31, 1995, are as follows (in thousands):

                                                       OPERATING CAPITAL


                                                        LEASES   LEASES
                                                        ------   ------
     1996...............................................   $673   $989
     1997...............................................    549    647
     1998...............................................    449    280
     1999...............................................    221     16
     2000...............................................    179     --
     Thereafter.........................................    503     --
                                                           ----   ----

     Total.............................................. $2,574   1,932
                                                         ======

     Less- Amount representing interest.................           (208)
                                                                  -----
     Present value of future minimum lease payments.....          1,724
     Less- Current portion..............................           (852)
                                                                  -----
                                                                   $872
                                                                  =====

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

Following is a schedule of amounts due from stockholders and affiliates (in thousands):

                                                            DECEMBER 31,
                                                               1995
                                                               ----
     Stockholders..........................................    $  881
     Southern Investments..................................       102
     DGI...................................................        42
     EMTI..................................................         5
     STI...................................................        61
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

                                                            FOR THE
                                           FROM (TO)       PERIOD FROM
                                         DECEMBER 31,    JANUARY 1, 1996
                                         ------------     TO AUGUST 12,

                                           1994    1995      1996
                                           ----    ----      ----

     Southern Alloy of America, Inc....     $(99)  $(94)     $(57)
     Southern Investments..............       12     --        --
                                            -----  -----     -----
                                            $(87)  $(94)     $(57)
                                            =====  =====     =====

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


                              Arthur Andersen LLP

Philadelphia, Pa.,
September 30, 1996

                               NBG SERVICES, INC.

                                 BALANCE SHEET

                            AS OF DECEMBER 29, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.............................................................   $  700
 Short-term investments................................................................      210
 Accounts receivable, net of reserve of $90............................................    1,757
Prepaid expenses and other.............................................................      129
                                                                                          ------

   Total current assets................................................................    2,796
PROPERTY AND EQUIPMENT, net............................................................    1,336
OTHER ASSETS...........................................................................      102
                                                                                          ------
   Total assets........................................................................   $4,234
                                                                                          ======

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of capital lease obligations.........................................     $277
 Demand note...........................................................................      500
 Accounts payable......................................................................      212
 Accrued expenses......................................................................      537
                                                                                          ------
   Total current liabilities...........................................................    1,526
                                                                                          ======
CAPITAL LEASE OBLIGATIONS..............................................................      454
                                                                                          ------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
 Common stock, no par value; 10,000 shares authorized; 100 shares is-
  sued and outstanding.................................................................       --
 Retained earnings.....................................................................    2,254
                                                                                          ======
   Total shareholders' equity..........................................................    2,254
                                                                                          ======
   Total liabilities and shareholders' equity                                             $4,234
                                                                                          ======

          The accompanying notes are an integral part of this statement.

                               NBG SERVICES, INC.

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                                      FOR THE

                                                                                      PERIOD FROM

                                                               FOR THE FISCAL YEAR ENDED DECEMBER 30,
                                                               --------------------------------------
                                                                                             1995 TO
                                                              DECEMBER 30, DECEMBER 29, AUGUST 12,
                                                                  1994        1995        1996
                                                                  ----        ----        ----
REVENUES......................................................   $5,778     $12,829    $11,311
                                                                 ------     -------    -------
OPERATING EXPENSES:
 Cost of services.............................................    4,259       8,572      7,686
 Selling, general and administrative
  expenses....................................................    1,443       2,115      1,645
                                                                 ------     -------    -------
   Total operating expenses...................................    5,702      10,687      9,331
                                                                 ------     -------    -------
   Operating income...........................................       76       2,142      1,980

INTEREST INCOME...............................................       17          19         37
INTEREST EXPENSE..............................................      (60)        (55)       (70)
                                                                 ------     -------    -------
   Income before income taxes.................................       33       2,106      1,947
INCOME TAXES..................................................       --          --        (79)
                                                                  ------     -------    -------

NET INCOME....................................................    $   33     $ 2,106    $ 1,868
                                                                  ======     =======    =======
PRO FORMA DATA (unaudited):
 Historical net income........................................    $   33     $ 2,106    $ 1,868
 Pro forma provision for income taxes.........................        25         864        765
                                                                  ------     -------    -------
 Pro forma net income.........................................    $    8     $ 1,242     $ 1,103
                                                                  ======     =======     =======

        The accompanying notes are an integral part of these statements.

                              NBG SERVICES, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)


                                                                           TOTAL
                                                            RETAINED    SHAREHOLDERS'
                                         SHARES  AMOUNT     EARNINGS       EQUITY
                                         ------  -------   ----------   -------------

BALANCE, JANUARY 1, 1994..............   100       $--       $  363        $  363
 Net income...........................    --        --           33            33
                                         ---       ---       ------        ------

BALANCE, DECEMBER 30, 1994............   100        --          396           396
 Net income...........................    --        --        2,106         2,106
 Distributions........................    --        --         (248)         (248)
                                         ---       ---       ------        ------

BALANCE, DECEMBER 29, 1995............   100        --        2,254         2,254
 Net income...........................    --        --        1,868         1,868
 Distributions........................    --        --         (895)         (895)
 Net unrealized gain on short-term in-
  vestments...........................    --        --           20            20
                                         ---       ---       ------        ------

BALANCE, AUGUST 12, 1996..............   100       $--       $3,247        $3,247
                                         ===       ===       ======        ======

       The accompanying notes are an integral part of these statements.

                               NBG SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)




                                             FOR THE FISCAL YEAR ENDED      FOR THE PERIOD FROM
                                             --------------------------      DECEMBER 30, 1995
                                             DECEMBER 30,  DECEMBER 29,             TO
                                                 1994           1995          AUGUST 12, 1996
                                             ------------  ------------       ---------------
OPERATING ACTIVITIES:
 Net income...............................       $  33        $ 2,106              $1,868
 Adjustments to reconcile net income to
  net cash provided by operating
  activities--
  Depreciation and amortization...........         205            319                 273
  Provision for loss on accounts
   receivable.............................          37            113                  --
 Changes in operating assets and
  liabilities--
  Accounts receivable.....................        (182)        (1,343)               (952)
  Due from TeleSpectrum Worldwide
   Inc....................................          --             --                 (62)
  Prepaid expenses and other..............         (46)          (106)                (91)
  Accounts payable........................          93             16                 184
  Accrued expenses........................          75            278                 114
                                                 -----        -------              ------
   Net cash provided by operating
    activities.                                    215          1,383               1,334
                                                 -----        -------              ------

INVESTING ACTIVITIES:
 Purchase of short-term investments.......         (35)          (205)                 --
 Proceeds from short-term investments.....          62              9                  45
 Purchases of property and equipment......         (69)          (398)               (126)
                                                 -----        -------              ------
   Net cash used in investing
    activities.                                    (42)          (594)                (81)
                                                 -----        -------              ------
FINANCING ACTIVITIES:
 Bank overdraft...........................          82            (82)                 --
 Repayment of capital lease
  obligations.............................        (264)          (259)               (260)
 Proceeds from demand note................          --            500                  --
 Repayment of demand note.................          --             --                (500)
 Distributions to shareholders............          --           (248)               (120)
                                                 -----        -------              ------
   Net cash used in financing
    activities............................        (182)           (89)               (880)
                                                 -----        -------              ------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................          (9)           700                 373
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD..................................           9             --                 700
                                                 -----        -------              ------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..................................       $  --        $   700              $1,073
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

2. PROPERTY AND EQUIPMENT:

                                          USEFUL    DECEMBER 29,
                                          LIVES        1995
                                          ------       ----
                                                  (IN THOUSANDS)

     Telemarketing equipment...........     5          $1,845

     Furniture and office equipment....     7             195

     Leasehold improvements............     7              50
                                                        -----
                                                        2,090

     Less--Accumulated depreciation
      and amortization.................                  (754)
                                                        -----
                                                       $1,336
                                                       ======

Depreciation and amortization expense for the fiscal years ended December 30, 1994 and December 29, 1995, and for the period from December 30, 1995 to August 12, 1996, was $205,000, $319,000 and $273,000, respectively.

3. ACCRUED EXPENSES:

                                   DECEMBER 29,
                                      1995
                                      ----
                                 (IN THOUSANDS)

     Accrued compensation.....            $174
     Accrued profit sharing...             139
     Accrued telephone........              77
     Accrued other............             147
                                          ----
                                          $537
                                          ====


4. DEBT:

                                                           DECEMBER 29,
                                                               1995
                                                               ----
                                                          (IN THOUSANDS)

     Demand note......................................       $  500
     Capitalized lease obligations (Note 5)...........          731
                                                             ------
                                                              1,231
      Less--Current portion...........................         (777)
                                                             ------
                                                             $  454
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

Future minimum lease payments under the Company's leases as of December 29, 1995, are as follows:

                                                     OPERATING       CAPITAL
                                                      LEASES         LEASES
                                                      ------         ------
                                                          (IN THOUSANDS)

  1996..............................................  $  747         $ 328
  1997..............................................     512           277
  1998..............................................     514           154
  1999..............................................     524            57
  2000..............................................     470            --
  Thereafter........................................     462            --
                                                      ------         -----
  Total minimum lease payments......................  $3,229           816
                                                      ======
  Less--Amount representing interest................                   (85)
                                                                     -----
  Present value of future minimum lease payments....                   731
  Less- Current portion of principal payments.......                  (277)
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


                              Arthur Andersen LLP

Philadelphia, Pa.,
September 30, 1996

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

                             COMBINED BALANCE SHEET

                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents......................             $ 2,919
 Accounts receivable, net of reserve of $161....               2,930
 Prepaid expenses and other.....................                 651
                                                             -------
   Total current assets.........................               6,500
PROPERTY AND EQUIPMENT, net.....................               4,139
OTHER ASSETS....................................                 164
                                                             -------
    Total assets................................             $10,803
                                                             =======

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt..............             $   299
  Accounts payable..............................                 362
  Accrued expenses..............................                 635
  Customer advances.............................               1,463
                                                             -------
   Total current liabilities....................               2,759
                                                             -------
LONG-TERM DEBT..................................               1,530
                                                             -------
DEFERRED RENT...................................                 120
                                                             -------
OTHER NONCURRENT LIABILITIES....................                  19
                                                             -------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
 Common stock (Harris Direct Marketing, Inc.),
  no par value, 10,000 shares authorized,
  99 shares issued..............................                   1
 Common stock (Harris Fulfillment, Inc.), $1
   par value, 1,000 shares authorized, 111-
   1/9 shares issued and outstanding...........                   --

 Additional paid-in capital....................                   45
 Retained earnings.............................                6,454
 Treasury stock, at cost.......................                 (125)
                                                             -------
                                                                (125)
                                                             -------
   Total shareholders' equity..................                6,375
                                                             -------
   Total liabilities and shareholders' equity..              $10,803
                                                             =======

         The accompanying notes are an integral part of this statement.

          HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

                         COMBINED STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                                 FOR THE
                                                 FOR THE       PERIOD FROM
                                               YEAR ENDED       JANUARY 1,
                                               DECEMBER 31       1996 TO
                                             ---------------    AUGUST 12,
                                               1994    1995       1996
                                             ------- -------     ------
REVENUES.................................... $10,115 $12,690     $6,304
                                             ------- -------     ------
OPERATING EXPENSES:
 Cost of services...........................   5,530   6,402      3,140
 Selling, general and administrative
  expenses..................................   2,680   2,986      1,986
                                             ------- -------     ------
   Total operating expenses.................   8,210   9,388      5,126
                                             ------- -------     ------

   Operating income.........................   1,905   3,302      1,178
INTEREST INCOME.............................       9      70         53

INTEREST EXPENSE............................    (195)   (214)       (97)
                                             -------  ------     ------
NET INCOME..................................  $1,719  $3,158     $1,134
                                             =======  ======     ======
PRO FORMA DATA (UNAUDITED):
 Historical net income.....................   $1,719  $3,158     $1,134
 Pro forma provision for income taxes......      784   1,425        511
                                             -------  ------     ------
 Pro forma net income......................   $  935  $1,733     $  623
                                             =======  ======     ======

        The accompanying notes are an integral part of these statements.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)



                             HARRIS DIRECT          HARRIS
                            MARKETING, INC.    FULFILLMENT, INC.
                             COMMON STOCK        COMMON STOCK      ADDITIONAL                               TOTAL
                           -----------------  ------------------    PAID-IN     RETAINED    TREASURY    SHAREHOLDERS'
                            SHARES    AMOUNT   SHARES    AMOUNT     CAPITAL     EARNINGS     STOCK         EQUITY
                           --------   ------  -------   --------  -----------   --------    --------    -------------
BALANCE, JANUARY 1,
 1994...................        99       $1   111-1/9      $--          $45      $ 3,086       $(125)         $ 3,007
  Net income............        --       --        --       --           --        1,719          --            1,719
  Distributions.........        --       --        --       --           --         (146)         --             (146)
                                --       --   -------      ---          ---      -------       -----          -------

BALANCE, DECEMBER 31,
 1994...................        99        1   111-1/9       --           45        4,659        (125)           4,580
  Net income............        --       --        --       --           --        3,158          --            3,158
  Distributions.........        --       --        --       --           --       (1,363)         --           (1,363)
                                --       --   -------      ---          ---      -------       -----          -------

BALANCE, DECEMBER 31,
 1995...................        99        1   111-1/9       --           45        6,454        (125)           6,375
  Net income............        --       --        --       --           --        1,134          --            1,134
  Distributions.........        --       --        --       --           --       (1,575)         --           (1,575)
                                --       --   -------      ---          ---      -------       -----          -------

BALANCE, AUGUST 12,
 1996...................        99       $1   111-1/9      $--          $45      $ 6,013       $(125)         $ 5,934
                                ==       ==   =======      ===          ===      =======       =====          =======

        The accompanying notes are an integral part of these statements.

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 FOR THE
                                                               FOR THE         PERIOD FROM
                                                             YEAR ENDED         JANUARY 1,
                                                             DECEMBER 31         1996 TO
                                                           --------------       AUGUST 12,
                                                           1994      1995          1996
                                                           ----      ----       ----------

OPERATING ACTIVITIES:
  Net income............................................  $ 1,719   $ 3,158       $ 1,134
  Adjustments to reconcile net income to net cash
    provided by operating activities--
    Depreciation and amortization.......................      527       591           347
    Provision for loss on accounts receivable...........       25       136            36
    Provision for deferred rent.........................       94         4            18
    Changes in operating assets and liabilities--
     Accounts receivable................................     (628)     (195)           65
     Prepaid expenses and other.........................      (51)     (159)          209
     Accounts payable...................................     (152)       24           (33)
     Accrued expenses...................................      160         3          (164)
     Customer advances..................................      189       587          (810)
                                                          -------   -------       -------

      Net cash provided by operating activities.........    1,883     4,149           802
                                                          -------   -------       -------
INVESTING ACTIVITIES:
  Purchases of property and equipment...................     (903)     (460)         (289)
                                                          -------   -------       -------

      Net cash used in investing activities.............     (903)     (460)         (289)
                                                          -------   -------       -------
FINANCING ACTIVITIES:
  Repayments on lines of credit.........................     (250)       --            --
  Repayment of long-term debt...........................     (360)     (382)         (170)
  Proceeds from long-term debt..........................      417        --            16
  Shareholder distributions.............................     (146)   (1,363)       (1,575)
                                                          -------   -------       -------

      Net cash used in financing activities.............     (339)   (1,745)       (1,729)
                                                          -------   -------       -------
      NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS.....................................      641     1,944        (1,216)
      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....      334       975         2,919
                                                          -------   -------       -------
      CASH AND CASH EQUIVALENTS, END OF PERIOD..........  $   975   $ 2,919       $ 1,703
                                                          =======   =======       =======

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

2. PREPAID EXPENSES AND OTHER:

                                                         DECEMBER 31,
                                                            1995
                                                            ----
                                                        (IN THOUSANDS)
     Prepaid postage.....................................  $ 498
     Other...............................................    153
                                                           -----
                                                           $ 651
                                                           =====

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

3. PROPERTY AND EQUIPMENT:



                                                                              USEFUL        DECEMBER 31,
                                                                              LIVES            1995
                                                                              -----            ----
                                                                                           (IN THOUSANDS)

     Machinery and equipment................................................   5-10          $ 3,543

     Furniture and office equipment.........................................   5-10              969

     Building and building improvements.....................................  10-30            2,345

     Leasehold improvements.................................................     15               41

     Land...................................................................                      80
                                                                                             -------
                                                                                               6,978
     Less--Accumulated depreciation and amortization........................                  (2,839)
                                                                                             -------
                                                                                             $ 4,139
                                                                                             =======



Depreciation expense for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, was $527,000, $591,000 and $347,000, respectively.

4. ACCRUED EXPENSES:

                                                                                            DECEMBER 31,
                                                                                               1995
                                                                                               ----
                                                                                           (IN THOUSANDS)

     Accrued vacation.......................................................                   $ 210
     Accrued compensation...................................................                     161
     Accrued other..........................................................                     264
                                                                                               -----
                                                                                               $ 635
                                                                                               =====


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

6. LONG-TERM DEBT:


                                                                                                      DECEMBER 31,
                                                                                                         1995
                                                                                                         ----
                                                                                                      (IN THOUSANDS)
     Mortgage payable to bank, payable in variable monthly
      installments including interest at the bank's prime
      rate plus .75% (10.25% at December 31, 1995) through
      June 2005......................................................................................   $ 1,245
     Note payable to bank, payable in monthly installments of
      $17,000 plus interest at 8.25% through October 1998............................................       584
                                                                                                        -------

                                                                                                          1,829
     Less--Current portion...........................................................................       299
                                                                                                        -------

                                                                                                        $ 1,530
                                                                                                        =======

           HARRIS DIRECT MARKETING, INC. AND HARRIS FULFILLMENT, INC.

The mortgage and notes payable are with the same bank and are collateralized by all of the Company's assets. Minimum principal repayments of long-term debt as of December 31, 1995, are as follows (in thousands):



      1996.......................................................  $   299
      1997.......................................................      298
      1998.......................................................      273
      1999.......................................................      112
      2000.......................................................      124
     Thereafter..................................................      723
                                                                      ----

                                                                   $ 1,829
                                                                   =======


7. COMMITMENTS AND CONTINGENCIES:

The Company leases facilities through August 31, 2002. Rent expense under operating leases for the years ended December 31, 1994 and 1995 and for the period from January 1, 1996 to August 12, 1996, was $568,000, $583,000 and $351,000, respectively.

Future minimum lease payments under the Company's operating leases as of December 31, 1995, are as follows (in thousands):


                                                                   OPERATING
                                                                     LEASES
                                                                     ------
     1996........................................................  $   567
     1997........................................................      357
     1998........................................................      388
     1999........................................................      433
     2000........................................................      464
     Thereafter..................................................      821
                                                                   -------

     Total minimum lease payments................................  $ 3,030
                                                                   =======


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


                              Arthur Andersen LLP



Philadelphia, Pa.,
September 30, 1996

                           THE REICH GROUP COMPANIES

                            COMBINED BALANCE SHEET

                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)



                                    ASSETS



CURRENT ASSETS:
Cash.................................................................................................. $   220
 Accounts receivable, net of reserve of $73...........................................................   2,544
 Due from shareholder.................................................................................     132
 Prepaid expenses and other...........................................................................      79
                                                                                                        ------

   Total current assets...............................................................................   2,975
PROPERTY AND EQUIPMENT, net...........................................................................   1,328
OTHER ASSETS..........................................................................................      15
                                                                                                        ------

   Total assets.......................................................................................  $4,318
                                                                                                        ======

                LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   ...................................................................................................
 Current portion of long-term debt....................................................................    $155
 Current portion of deferred rent.....................................................................      68
 Accounts payable.....................................................................................     930
 Accrued salaries and wages...........................................................................     363
 Notes payable to shareholder.........................................................................     570
 Other current liabilities............................................................................      68
                                                                                                        ------

   Total current liabilities..........................................................................   2,154
                                                                                                        ------

LONG-TERM DEBT........................................................................................     371
                                                                                                        ------

DEFERRED RENT.........................................................................................     125
                                                                                                        ------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY:
 Common stock (see Note 8)............................................................................       2
 Additional paid-in capital...........................................................................     450
 Retained earnings....................................................................................   1,455
 Treasury stock, at cost (TRG/Communications, Inc., 150 shares).......................................    (239)
                                                                                                        ------

   Total shareholder's equity.........................................................................   1,668
                                                                                                        ------

   Total liabilities and shareholder's equity.........................................................  $4,318
                                                                                                        ======



         The accompanying notes are an integral part of this statement.

                           THE REICH GROUP COMPANIES

                         COMBINED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                                                                FOR THE
                                                                                              PERIOD FROM
                                                                           FOR THE             JANUARY 1,
                                                                         YEAR ENDED             1996 TO
                                                                         DECEMBER 31           AUGUST 12,
                                                                         -----------           ----------
                                                                         1994    1995             1996
                                                                         ----    ----             ----

REVENUES............................................................. $5,424  $12,253          $14,558
                                                                      ------  -------          -------

OPERATING EXPENSES:

 Cost of services....................................................  4,225    7,836            8,550
 Selling, general and administrative expenses........................    976    2,534            1,466
                                                                       -----    -----            -----
   Total operating expenses..........................................  5,201   10,370           10,016
                                                                       -----   ------           ------
   Operating income..................................................    223    1,883            4,542
INTEREST INCOME......................................................     13       14               19
INTEREST EXPENSE.....................................................    (37)     (57)             (50)
                                                                       -----   ------           ------

NET INCOME...........................................................   $199   $1,840           $4,511
                                                                       =====   ======           ======

PRO FORMA DATA (UNAUDITED):

 Historical net income...............................................   $199   $1,840           $4,511
 Pro forma provision for income taxes................................     97      746            1,840
                                                                       -----   ------           ------

 Pro forma net income................................................   $102   $1,094           $2,671
                                                                       =====   ======           ======

        The accompanying notes are an integral part of these statements.

                           THE REICH GROUP COMPANIES

             COMBINED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                       (IN THOUSANDS--EXCEPT SHARE DATA)


                         THE REICH                        DIALDIRECT TELE-   TRG/COMMUNI-     INSUREDIRECT
                         GROUP, INC.    DIALDIRECT, INC.  MARKETING, LTD.    CATIONS, INC.     AGENCY INC.
                        COMMON STOCK     COMMON STOCK     COMMON STOCK       COMMON STOCK     COMMON STOCK
                        ------------     ------------     -------------      ------------     ------------



                        SHARES AMOUNT   SHARES  AMOUNT    SHARES  AMOUNT    SHARES   AMOUNT   SHARES AMOUNT
                        -------------   ------  ------    ------  ------    ------   ------   ------ ------

BALANCE, JANUARY
1, 1994..............   100     $--      100      $--      100      $--      150       $2     100    $--
  Net income.........    --      --       --       --       --       --       --       --      --     --
                        ---     ---      ---      ---      ---      ---      ---       --     ---    ---

BALANCE, DECEMBER
31, 1994.............   100      --      100       --      100       --      150        2     100     --
  Capital
  contribution to
  DialDirect
  Telemarketing,
  Ltd. by
  shareholder........    --      --       --       --       --       --       --       --      --     --
  Net income.........    --      --       --       --       --       --       --       --      --     --
                        ---     ---      ---      ---      ---      ---      ---       --     ---    ---

BALANCE, DECEMBER
31, 1995.............   100      --      100       --      100       --      150        2     100     --
  Net income.........    --      --       --       --       --       --       --       --      --     --
  Distribution to
  shareholder........    --      --       --       --       --       --       --       --      --     --
                        ---     ---      ---      ---      ---      ---      ---       --     ---    ---

BALANCE, AUGUST
12, 1996.............   100     $--      100      $--      100      $--      150       $2     100    $--
                        ---     ---      ---      ---      ---      ---      ---       --     ---    ---


                                                                 TOTAL
                        ADDITIONAL  RETAINED                 SHAREHOLDER'S
                         PAID-IN    EARNINGS     TREASURY       EQUITY
                         CAPITAL    (DEFICIT)     STOCK        (DEFICIT)
                        ---------   --------     --------      ---------

BALANCE, JANUARY
1, 1994..............     $350      $ (584)      $(239)       $ (471)
  Net income.........       --         199          --           199
                          ----      ------       -----          ------
BALANCE, DECEMBER
31, 1994.............      350        (385)       (239)         (272)
  Capital
  contribution to
  DialDirect
  Telemarketing,
  Ltd. by
  shareholder........      100          --          --           100
  Net income.........       --       1,840          --         1,840
                          ----      ------       -----        ------

BALANCE, DECEMBER
31, 1995.............       450      1,455        (239)        1,668
  Net income.........        --      4,511          --         4,511
  Distribution to
  shareholder........        --     (1,770)         --        (1,770)
                           ----     ------       -----        ------

BALANCE, AUGUST
12, 1996.............      $450     $4,196       $(239)       $4,409
                           ----     ------       -----        ------

       The accompanying notes are an integral part of these statements.

                           THE REICH GROUP COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      FOR THE
                                                                   FOR THE          PERIOD FROM
                                                                  YEAR ENDED      JANUARY 1, 1996
                                                                 DECEMBER 31,     TO AUGUST 12,
                                                                1994      1995         1996
                                                                ----      ----         ----
OPERATING ACTIVITIES:

 Net income................................................     $199    $ 1,840       $ 4,511
   Adjustments to reconcile net income to net cash
    provided by operating activities-
    Depreciation and amortization..........................      143        220           279
   Amortization of deferred rent...........................      (68)       (68)          (40)
   Loss on disposal of property............................        1          7            --
   Changes in operating assets and liabilities--
    Accounts receivable....................................     (193)    (1,853)       (2,025)
   Due from shareholder....................................      (40)       (83)           (5)
   Prepaid expenses and other assets.......................      (33)        (2)          (81)
   Accounts payable........................................       88        560          (264)
   Accrued salaries and wages..............................       37        235           196
   Other current liabilities...............................       85       (111)          (36)
                                                                ----      -----        ------
    Net cash provided by operating activities..............      219        745         2,535
                                                                ----      -----        ------
INVESTING ACTIVITIES:
  Purchase of property and equipment, net of capital
   lease obligations of $95 in 1995 and $250 in 1996.......     (138)    (1,212)         (935)
                                                                ----      -----        ------
    Net cash used in investing activities..................     (138)    (1,212)         (935)
                                                                ----      -----        ------
FINANCING ACTIVITIES:
 Net borrowings (repayments) on line of credit.............       10        (70)          700
 Repayment of long-term debt...............................      (88)      (109)         (133)
 Proceeds from long-term debt..............................       --        165            --
 Capital contribution to DialDirect TeleMarketing,
  Ltd. from shareholder....................................       --        100            --
 Proceeds from (repayment of) notes payable to
  shareholder..............................................       --        570          (500)
 Distribution to shareholder...............................       --         --        (1,770)
                                                                ----      -----        ------

    Net cash provided by (used in) financing activities....      (78)       656        (1,703)
                                                                ----      -----        ------

 NET INCREASE (DECREASE) IN CASH...........................        3        189          (103)
 CASH, BEGINNING OF PERIOD.................................       28         31           220
                                                                ----      -----        ------

 CASH, END OF PERIOD.......................................     $ 31      $ 220        $  117
                                                                ====      =====        ======


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

                           THE REICH GROUP COMPANIES

2. PROPERTY AND EQUIPMENT:


                                                   USEFUL   DECEMBER 31,
                                                    LIVES      1995
                                                    -----      ----

                                                           (IN THOUSANDS)

     Telemarketing equipment...................        5      $1,766
     Furniture and office equipment............      5-7         768
     Leasehold improvements....................        7          76
                                                              ------

                                                               2,610
     Less--Accumulated depreciation and amortization          (1,282)
                                                              ------

                                                              $1,328
                                                              ======

Depreciation expense for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to August 12, 1996, was $143,000, $220,000 and $279,000, respectively.

3. OTHER CURRENT LIABILITIES:

                                                           DECEMBER 31,
                                                               1995
                                                               ----
                                                          (IN THOUSANDS)

     Advance billings..................................        $60
     Other accrued liabilities.........................          8
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

                           THE REICH GROUP COMPANIES

5. LONG-TERM DEBT:

                                                                  DECEMBER 31,
                                                                      1995
                                                                      ----
(IN THOUSANDS)
  Note payable to bank, interest payable monthly at the
   bank's rate plus 1/2% (11% on December 31, 1995); princi-
   pal due in monthly installments of $4,000 through August
   1998; collateralized by accounts receivable, equipment and other assets of the Company and a second mortgage on the
   personal residences of the Company's shareholder and his
   wife; payment also guaranteed by the Company's shareholder and his wife.......................................................  $105

  Note payable to regional industrial development authority, interest accrues at 5%; principal and interest due in
   monthly installments of $3,000 through August 2000; col-
   lateralized by specified furniture and equipment of the
   Company............................................................   155

  Payable to landlord, no stated interest (discounted at
   8.9%), unsecured, due in varying monthly installments from
   $3,000 to $4,000 through October 31, 1998..........................    96
  Capitalized lease obligations (Note 6)..............................   170
                                                                         ---

                                                                         526
  Less--Current portion...............................................  (155)
                                                                        -----

                                                                        $371
                                                                        =====

Minimum principal repayments of long-term debt as of December 31, 1995, excluding capitalized lease obligations (see Note 6), are as follows (in thousands):

1996..................................................................   $ 95
1997..................................................................    111
1998..................................................................     91
1999..................................................................     35
2000..................................................................     24
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

                           THE REICH GROUP COMPANIES

Future minimum lease payments under the Company's leases as of December 31, 1995, are as follows (in thousands):



                                                            OPERATING     CAPITAL
                                                             LEASES       LEASES
                                                             ------       ------
     1996..............................................        $238        $78
     1997..............................................         220         78
     1998..............................................         188         44
     1999..............................................          11          1
     2000..............................................           1          -
                                                                 --         --

     Total minimum lease payments......................        $658        201
                                                               ====

     Less--Amount representing interest................                    (31)
                                                                           ---

     Present value of future minimum lease payments....                    170

     Less--Current portion of principal payments.......                    (60)
                                                                           ---

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

                           THE REICH GROUP COMPANIES

8. COMMON STOCK:

The description of the Company's common stock is as follows:


                                                                 COMMON STOCK

                                                                   PAR VALUE
                                                                   ---------
  The Reich Group, Inc.
   $1 par value, 1,000 shares authorized, 100 shares issued and
    outstanding...................................................   $  100
  DialDirect, Inc.
   $1 par value, 1,000 shares authorized, 100 shares issued and
    outstanding...................................................      100
  DialDirect Telemarketing, Ltd.
   $1 par value, 1,000 shares authorized, 100 shares issued and
    outstanding...................................................      100
  TRG/Communications, Inc.
   $2,000 stated value, 150 shares outstanding....................    2,000
  InsureDirect Agency, Inc.
   $1 par value, 1,000 shares authorized, 100 shares issued and
    outstanding...................................................      100
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


                              Arthur Andersen LLP



Philadelphia, Pa.,
September 30, 1996

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

                            COMBINED BALANCE SHEET

                           AS OF SEPTEMBER 30, 1995

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..........................................    $  282
   Marketable securities..............................................       324
   Accounts receivable, net of reserve of $28.........................     1,522
   Prepaid expenses and other.........................................        23
                                                                          ------



      Total current assets............................................     2,151

PROPERTY AND EQUIPMENT, net...........................................       139
OTHER ASSETS..........................................................         8
                                                                          ------


      Total assets....................................................    $2,298
                                                                          ======



                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...................................................    $  119
   Accrued expenses...................................................       275
   Deferred revenue...................................................        92
                                                                          ------


      Total current liabilities.......................................       486
                                                                             ---



COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
   Common stock (The Response Center, Inc.), no par value, 1,000
    shares authorized, 550 shares issued and outstanding..............        51
   Common stock (The Tab House, Inc.), $.01 par value, 1,000 shares
    authorized, 550 shares issued and outstanding.....................    ------
   Additional paid-in capital.........................................         1
   Net unrealized gain on marketable securities available for sale....       121
   Retained earnings..................................................     1,639
                                                                          ------

      Total shareholders' equity......................................     1,812
                                                                          ------

      Total liabilities and shareholders' equity......................    $2,298
                                                                          ======




         The accompanying notes are an integral part of this statement.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

                         COMBINED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                                FOR THE
                                                              PERIOD FROM
                                          FOR THE YEAR ENDED   OCTOBER 1,
                                             SEPTEMBER 30,      1995 TO
                                             ------------      AUGUST 12,
                                              1994      1995       1996
                                             ------    ------     ------
REVENUES.................................    $6,183    $6,719     $5,279
                                             ------    ------     ------

OPERATING EXPENSES:
 Cost of services........................     3,426     3,583      2,849
 Selling, general and administrative
  expenses...............................     2,800     2,717      1,954
                                             ------    ------     ------

   Total operating expenses..............     6,226     6,300      4,803
                                             ------    ------     ------

   Operating income (loss)...............       (43)      419        476
INTEREST INCOME..........................         8        10         20
INTEREST EXPENSE.........................        (2)       --         --
                                             ------    ------     ------

NET INCOME (LOSS).......................     $  (37)   $  429     $  496
                                             -------   ------     ------

PRO FORMA DATA (UNAUDITED):
Historical net income (loss).............    $  (37)   $  429     $  496
Pro forma provision (benefit) for
 income taxes............................       (15)      180        196
                                             ------    ------     ------

Pro forma net income (loss)..............    $  (22)   $  249     $  300
                                             ======    ======     ======


        The accompanying notes are an integral part of these statements.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)


                                         THE RESPONSE        THE TAB
                                         CENTER, INC.       HOUSE, INC.                  UNREALIZED
                                         COMMON STOCK       COMMON STOCK     ADDITIONAL   GAIN ON                   TOTAL
                                        --------------     --------------     PAID-IN    MARKETABLE  RETAINED    SHAREHOLDERS'
                                        SHARES  AMOUNT     SHARES  AMOUNT     CAPITAL    SECURITIES  EARNINGS       EQUITY
                                        ------  ------     ------  ------    ----------  ---------- ----------   ------------
BALANCE, OCTOBER 1,
 1993.........................             550     $51        550     $--        $1           $ --      $1,301     $1,353
  Net loss....................              --      --         --      --        --             --         (37)       (37)
  Distributions...............              --      --         --      --        --             --         (33)       (33)
                                           ---     ---        ---     ---       ---           ----      ------     ------

BALANCE, SEPTEMBER 30,
 1994.........................             550      51        550      --         1             --       1,231      1,283
  Net income..................              --      --         --      --        --             --         429        429
  Distributions...............              --      --         --      --        --             --         (21)       (21)
  Net unrealized gain on
   marketable
   securities.................              --      --         --      --        --            121          --        121
                                           ---     ---        ---     ---       ---           ----      ------     ------

BALANCE, SEPTEMBER 30,
 1995.........................             550      51        550      --         1            121       1,639      1,812
  Net income..................              --      --         --      --        --             --         496        496
  Distributions...............              --      --         --      --        --             --        (820)      (820)
  Net unrealized gain
   (loss) on marketable
   securities.................              --      --         --      --        --            (21)         --        (21)
                                           ---     ---        ---     ---       ---           ----      ------     ------

BALANCE, AUGUST 12,
 1996.                                     550     $51        550     $--        $1           $100      $1,315     $1,467
                                           ===     ===        ===     ===         ===           ====      ======     ======


        The accompanying notes are an integral part of these statements.

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)


                                                                          FOR THE
                                                         FOR THE        PERIOD FROM
                                                        YEAR ENDED       OCTOBER 1,
                                                       SEPTEMBER 30,      1995 TO
                                                      --------------     AUGUST 12,
                                                       1994    1995        1996
                                                      -----   ------       ----




OPERATING ACTIVITIES:

 Net income (loss).................................   $ (37)   $ 429      $496
 Adjustments to reconcile net income to net cash
  provided by operating activities--
   Depreciation and amortization....................     43       48        57
   Gain on sale of marketable securities............     (7)     (22)       (2)
   Changes in operating assets and liabilities--
    Accounts receivable.............................     13     (165)      478
    Due from TeleSpectrum Worldwide Inc.............     --       --       (49)
    Prepaid expenses and other......................     41       (8)      (81)
    Other assets....................................     (2)      --       (82)
    Accounts payable................................   (202)      (7)       71
    Accrued expenses................................    219      (51)      (37)
    Deferred revenue................................     43      (36)      (52)
                                                      -----    -----     -----

     Net cash provided by operating activities......    111      188       799
                                                      -----    -----     -----

INVESTING ACTIVITIES:

 Purchases of marketable securities.................    (93)      --       (17)

 Proceeds on sales of marketable securities.........     73       67        25

 Purchases of property and equipment................    (39)     (23)     (159)
                                                      -----    -----     -----

    Net cash provided by (used in) investing
     activities.....................................    (59)      44      (151)
                                                      -----    -----     -----
FINANCING ACTIVITIES:
  Repayment of shareholder loan.....................   (160)      --        --
  Distributions paid................................    (33)     (22)     (820)
                                                      -----    -----     -----

    Net cash used in financing activities...........   (193)     (22)     (820)
                                                      -----    -----     -----

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................   (141)     210      (172)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD.............................................    213       72       282
                                                      -----    -----     -----
CASH AND CASH EQUIVALENTS, END OF PERIOD............  $  72    $ 282     $ 110
                                                      -----    -----     -----

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

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

2. MARKETABLE SECURITIES:

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective October 1, 1994. SFAS No. 115 requires the Company to classify its investment securities as (1) held-to-maturity, (2) available-for-sale or (3) trading securities. At September 30, 1995, all of the Company's marketable securities are classified as available for sale and reported at market value; therefore, any unrealized holding gains or losses are presented as a separate component of shareholders' equity. The cumulative effect of adopting SFAS No. 115 was an increase in shareholders' equity of $121,000.

The following is a summary of available-for-sale securities as of September 30, 1995 (in thousands):


                                                     UNREALIZED UNREALIZED
                                                      HOLDING    HOLDING    MARKET
                                               COST   LOSSES      GAINS     VALUE
                                               ----   ------      -----     -----

  Common stocks.............................   $118    $(6)       $106       $218
  Municipal bonds, maturity dates ranging
   from 12/99 to 3/05.......................     59     --          20         79
  Mutual funds..............................     26     --           1         27
                                               ----    ---        ----       ----

  Total marketable securities...............   $203    $(6)       $127       $324
                                               ====    ===        ====       ====

During the year ended September 30, 1995, the Company sold marketable securities in the amount of $103,000. Under the specific identification method, the Company realized gains of $22,000 on these sales.

3. PROPERTY AND EQUIPMENT:


                                                     SEPTEMBER 30,
                                                         1995
                                                         ----
                                                    (IN THOUSANDS)

  Computer equipment...............................      $ 154
  Furniture and office equipment...................         96
  Leasehold improvements...........................         19
                                                         -----

                                                           269
  Less--Accumulated depreciation and amortization..       (130)
                                                         -----

                                                         $ 139
                                                         =====

  Depreciation and amortization expense for the fiscal years ended September 30, 1994 and 1995, and for the period from October 1, 1995 to August 12, 1996, was $43,000, $48,000 and $56,000, respectively.

4. ACCRUED EXPENSES:


                                                      SEPTEMBER 30,
                                                          1995
                                                          ----

                                                     (IN THOUSANDS)


  Accrued compensation and related expenses.............  $132

  Accrued local taxes...................................    30

  Other accrued liabilities.............................   113
                                                          ----

                                                          $275
                                                          ====

               THE RESPONSE CENTER, INC. AND THE TAB HOUSE, INC.

5. COMMITMENTS AND CONTINGENCIES:


The Company leases a facility and equipment. Such leases have terms that extend through 2000. Rent expense for the fiscal years ended September 30, 1994 and 1995, and for the period from October 1, 1995 to August 12, 1996, was $157,000, $161,000 and $108,000, respectively.

Future minimum lease payments under the Company's leases as of September 30, 1995, are as follows (in thousands):


     1996............................................................  $ 138
     1997............................................................    111
     1998............................................................     58
     1999............................................................     55
     2000............................................................     55
                                                                       -----

     Total minimum lease payments....................................  $ 417
                                                                       =====

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


                              Arthur Andersen LLP



Philadelphia, Pa.,
October 3, 1996

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                            COMBINED BALANCE SHEET

                            AS OF DECEMBER 31, 1995

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                       ASSETS
CURRENT ASSETS:

 Cash.........................................   $   15
 Accounts receivable, net of reserve of $22...    2,690
 Due from shareholder/officer.................        4
 Prepaid expenses and other...................       95
                                                 ------

   Total current assets.......................    2,804
 PROPERTY AND EQUIPMENT, net..................      657
 OTHER ASSETS.................................       88
                                                 ------

   Total assets...............................   $3,549
                                                 ======

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Line of credit...............................   $1,350
 Current portion of long-term debt............      198
 Accounts payable.............................      498
 Accrued compensation.........................      161
 Deferred revenue.............................      197
 Other accrued expenses.......................      363
                                                 ------

   Total current liabilities..................    2,767
                                                 ======

LONG-TERM DEBT AND OTHER NONCURRENT
  LIABILITIES.................................       81
                                                     --

DEFERRED TAXES................................       14
                                                     --

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:

 Common stock, TeleSpectrum, Inc. $.01 par
  value, 5,000 shares authorized, 3,000
  shares issued and outstanding...............       --
 Common stock, TeleSpectrum Training
  Services, Inc. no par value, 5,000 shares
  authorized, 200 shares issued and
  outstanding.................................        6
 Additional paid-in capital...................      217
 Retained earnings............................      464
                                                    ---
   Total stockholders' equity                       687
                                                    ---

   Total liabilities and stockholders'
      equity..................................   $3,549
                                                 ======


        The accompanying notes are an integral part of this statement.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                         COMBINED STATEMENTS OF INCOME

                                (IN THOUSANDS)


                                                               FOR THE
                                                             PERIOD FROM
                                                   FOR THE    JANUARY 1,
                                                 YEAR ENDED    1996 TO
                                                 DECEMBER 31, AUGUST 12,
                                                    1995        1996
                                                   -------     -------

REVENUES.........................................  $11,854     $10,529

OPERATING EXPENSES:
 Cost of services................................    8,338       6,974
 Selling, general and administrative expenses....    3,072       2,929
                                                   -------     -------

   Total operating expenses......................   11,410       9,903
                                                   -------     -------

   Operating income..............................      444         626

INTEREST EXPENSE.................................     (184)       (129)
                                                   -------     -------

   Income before income taxes....................      260         497

INCOME TAX BENEFIT...............................       18          --
                                                   -------     -------

NET INCOME.......................................  $   278     $   497
                                                   -------     -------

PRO FORMA DATA (UNAUDITED):
 Historical net income...........................  $   278     $   497
 Pro forma provision for income taxes............      112         196
                                                   -------     -------

 Pro forma net income............................  $   166     $   301
                                                   =======     =======


       The accompanying notes are an integral part of these statements.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)


                                                               COMMON STOCK
                                                               ------------

                                              TELESPECTRUM
                                                TRAINING
                            TELESPECTRUM,       SERVICES,                     ADDITIONAL                  TOTAL
                                INC.              INC.                         PAID-IN     RETAINED   STOCKHOLDERS'
                              SHARES             SHARES          AMOUNT        CAPITAL     EARNINGS       EQUITY
                              ------             ------          ------        -------     --------       ------
BALANCE, JANUARY 1,
 1995.....................     3,000               200             $6           $217         $186         $  409
 Net income...............        --                --             --             --          278            278
                               -----               ---             --           ----         ----         ------

BALANCE, DECEMBER 31,
 1995.....................     3,000               200              6            217          464            687
 Capital contribution.....        --                --              -            500           --            500
 Net income...............        --                --              -             --          497            497
                               -----               ---             --           ----         ----         ------

BALANCE, AUGUST 12,
 1996.....................     3,000               200             $6           $717         $961         $1,684
                               =====               ===             ==           ====         ====         ======

       The accompanying notes are an integral part of these statements.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS)

                                                                        FOR
                                                                     THE PERIOD
                                                                        FROM
                                                     FOR THE          JANUARY 1,
                                                   YEAR ENDED          1996 TO
                                                   DECEMBER 31,       AUGUST 12,
                                                      1995              1996
                                                      -----            -------

OPERATING ACTIVITIES:
 Net income.......................................    $ 278            $   497
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities--
  Depreciation and amortization...................      343                127
  Changes in operating assets and liabilities--
   Accounts receivable............................     (679)            (1,193)
   Due from stockholder/officer...................        1                 --
   Prepaid expenses and other.....................       (2)              (257)
   Other, net.....................................     (114)                --
   Deferred revenue...............................     (205)                --
   Accounts payable and accrued liabilities.......      374              1,795
                                                      -----            -------

    Net cash provided by (used in) operating
     activities...................................       (4)               969
                                                      -----            -------
INVESTING ACTIVITIES:
 Purchases of property and equipment..............      (99)            (2,044)
                                                      -----            -------

    Net cash used in investing activities               (99)            (2,044)
                                                      -----            -------
FINANCING ACTIVITIES:
 Net borrowings on line of credit.................      807              3,060
 Proceeds from notes payable......................       --                500
 Principal payments on long-term debt and capital
  leases..........................................     (852)            (1,844)
                                                      -----            -------
    Net cash provided by (used in) financing
     activities...................................      (45)           $ 1,716
                                                      -----            -------
NET (DECREASE) INCREASE IN CASH...................     (148)               641
CASH, BEGINNING OF PERIOD.........................      163                 15
                                                      -----            -------
CASH, END OF PERIOD...............................    $  15            $   656
                                                      -----            -------
CASH PAID FOR:
  Interest........................................    $ 182            $   120
                                                      -----            -------
  Taxes...........................................    $  36            $    --
                                                      -----            -------



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

At December 31, 1995, the benefit for income taxes for TeleSpectrum Training Services, Inc. is comprised of the following (in thousands):

     Current....................................................  $   2
     Deferred...................................................    (20)
                                                                  -----

         Total benefit..........................................  $ (18)
                                                                  =====

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

           TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES INC.

2. PROPERTY AND EQUIPMENT:



                                                                           USEFUL     DECEMBER 31,
                                                                           LIVES         1995
                                                                          -------     ------------
                                                                               (IN THOUSANDS)

     Telemarketing equipment.............................................    5-7     $   825
     Furniture and office equipment......................................    3-5       1,221
     Leasehold improvements..............................................   3-10          91
                                                                                     -------
                                                                                       2,137

       Less--Accumulated depreciation and amortization...................             (1,480)
                                                                                     -------

                                                                                     $   657
                                                                                     =======


Depreciation expense for the year ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996, was $343,000 and $127,000,
respectively.

3. LINE OF CREDIT:

The Company entered into a new line of credit agreement in May 1996 (the."new line") and used proceeds from the new line to pay down the amount owed under the existing line of credit (the "old line"). The amount available for borrowing under the new line is $4 million, with interest at the bank's prime rate.plus 1.5% (under the old line, interest, calculated as the bank's prime rate plus 2.5%, was 11% at December 31, 1995). At December 31, 1995, the balance of the old line was $1.35 million. Interest expense on borrowings under the old.line amounted to $127,000 during 1995, and interest expense under the old and.new lines amounted to $98,000 during the period from January 1, 1996 to August 12, 1996.

4. LONG-TERM DEBT:

                                                                                    DECEMBER 31,
                                                                                        1995
                                                                                    -----------
                                                                                   (IN THOUSANDS)

  Note payable to bank (see Note 3), interest at the bank's
   prime rate plus 2%, monthly principal payments of $13,000
   plus interest, maturing July 1996, collateralized by all
   assets of the Company; 80% guaranteed by the United States
   Small Business Administration; personally guaranteed by the
   Company's officers....................................................            $    91

  Note payable, interest at 15%, monthly principal and inter-
    est payments of $2,000, maturing October 1997, guaranteed
    by an officer of the Company.........................................                 38

  Capitalized lease obligations (Note 5).................................                126
                                                                                     -------
                                                                                         255
  Less--Current portion..................................................               (198)
                                                                                     -------
                                                                                     $    57
                                                                                     =======

 Minimum principal repayments of long-term debt as of December 31, 1995, excluding capitalized lease obligations, are as follows (in thousands):

  1996............................................         $  110
  1997............................................             19
                                                           ------

                                                           $  129
                                                           ======

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

Future minimum lease payments under the Company's leases as of December 31, 1995, are as follows (in thousands):




                                                                             OPERATING     CAPITAL
                                                                              LEASES       LEASES
                                                                             ---------     -------
     1996..............................................................      $   395      $    99

     1997..............................................................          447           36

     1998..............................................................          441            4

     1999..............................................................          382           --

     2000..............................................................           19           --
                                                                             -------      -------

     Total minimum lease payments......................................      $ 1,684          139
                                                                             =======
     Less--Amount representing interest................................                       (13)
                                                                                          -------
     Present value of future minimum lease payments....................                       126

     Less--Current portion.............................................                       (88)
                                                                                          -------
                                                                                              $38
                                                                                          =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To TeleSpectrum Worldwide Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of TeleSpectrum Worldwide Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                       ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
March 23, 1998

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                 FOR THE PERIOD FROM APRIL 26, 1996 (INCEPTION)
                              TO DECEMBER 31, 1996





                                     BALANCE AT                              CHARGED TO
                                   APRIL 26, 1996    CHARGED TO COSTS          OTHER                           BALANCE AT
          DESCRIPTION                (INCEPTION)       AND EXPENSES           ACCOUNTS         DEDUCTIONS   DECEMBER 31, 1996
          -----------                -----------       ------------           --------         ----------   -----------------

Allowance for Doubtful Accounts          $---             $ 543                 $---           $ (24)/1/          $519
                                         ====             =====                 ====           =========          ====


                                                                             CHARGED TO
                                     BALANCE AT      CHARGED TO COSTS          OTHER                           BALANCE AT
          DESCRIPTION             DECEMBER 31, 1996    AND EXPENSES           ACCOUNTS         DEDUCTIONS   DECEMBER 31, 1997
          -----------             -----------------    ------------           --------         ----------   -----------------

Allowance for Doubtful Accounts          $519             $1,034                $---           $(584)/1/          $969
                                         ====             ======                ====           =========          ====


/1/ Write-off of amounts previously reserved.