Form 10-Q
period 1998-03-31
TELESPECTRUM WORLDWIDE INC
filed 1998-05-15
CIK 1014960

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q




(Mark One)
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Yes    x      No
   ---------    -------

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on May 14, 1998 was 25,441,038.

                 TeleSpectrum Worldwide Inc. and Subsidiaries


                               Table of Contents
                               -----------------


Item No.                                                                                                 Page
-----------                                                                                            ----------
             PART I -- FINANCIAL INFORMATION
   1.        Financial Statements (unaudited):
              Condensed Consolidated Results of Operations
               For the Three Months Ended March 31, 1998 and
               For the Three Months Ended March 31, 1997                                                       3
             Condensed Consolidated Balance Sheets
               March 31, 1998 and December 31, 1997                                                            4
              Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and
               For the Three Months Ended March 31, 1997                                                       5
              Notes to Condensed Consolidated Financial Statements                                             6

   2.        Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                                         12

             PART II  OTHER INFORMATION                                                                       22

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                  Condensed Consolidated Results of Operations
                                  (Unaudited)
               (Dollars in Thousands -- Except Per Share Amounts)



                                                                           THREE MONTHS            THREE MONTHS
                                                                              ENDED                   ENDED
                                                                          MARCH 31, 1998          March 31, 1997
                                                                      ----------------------  ----------------------

REVENUES                                                                           $ 39,634                 $44,260
                                                                                   --------                 -------
OPERATING EXPENSES:
    COST OF SERVICES                                                                 42,764                  36,165
    SELLING, GENERAL AND ADMINISTRATIVE                                               6,565                   2,976
    AMORTIZATION OF GOODWILL                                                            295                   1,778
                                                                                   --------                 -------
          TOTAL OPERATING EXPENSES                                                   49,624                  40,919
                                                                                   --------                 -------
          OPERATING INCOME (LOSS)                                                    (9,990)                  3,341
INTEREST INCOME (EXPENSE)                                                              (805)                    217
                                                                                   --------                 -------
Income (loss) from continuing operations before income taxes                        (10,795)                  3,558
INCOME TAX BENEFIT (EXPENSE)                                                            247                  (1,434)
                                                                                   --------                 -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                            (10,548)                  2,124
                                                                                   --------                 -------
                                                                                        479                     574
INCOME FROM DISCONTINUED OPERATIONS                                                --------                 -------

NET INCOME (LOSS)                                                                  $(10,069)                $ 2,698
                                                                                   ========                 =======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                                                          $  (0.42)                $  0.09
    DISCONTINUED OPERATIONS                                                            0.02                    0.02
                                                                                   --------                 -------
    NET INCOME (LOSS)                                                               $ (0.40)                $  0.11
                                                                                   ========                 =======



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS -- EXCEPT SHARE AMOUNTS)

                                                                                   MARCH 31, 1998           DECEMBER 31, 1997
                                                                             --------------------------  ------------------------
                                                                                    (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                    $    855                 $     774
 Accounts receivable                                                                            34,906                    37,360
 Income tax refund receivable                                                                    1,434                     2,912
 Prepaid expenses and other                                                                      3,680                     1,539
 Net assets of discontinued operations                                                          23,093                    36,399
                                                                                              --------                 ---------
     Total current assets                                                                       63,968                    78,984
PROPERTY AND EQUIPMENT, NET                                                                     34,905                    36,731
GOODWILL                                                                                        27,669                    27,964
OTHER ASSETS                                                                                       930                     1,042
                                                                                              --------                 ---------
     TOTAL ASSETS                                                                             $127,472                 $ 144,721
                                                                                              ========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Secured credit facility                                                                      $ 21,885                 $  29,000
 Current maturities of long-term debt                                                              969                     1,160
 Accounts payable                                                                                2,261                     4,718
 Accrued expenses                                                                                9,592                     9,125
 Accrued compensation                                                                            7,997                     7,638
 Notes payable to sellers of businesses                                                            915                       990
 Other current liabilities                                                                       7,104                     5,698
                                                                                              --------                 ---------
     Total current liabilities                                                                  50,723                    58,329
                                                                                              --------                 ---------
LONG-TERM DEBT                                                                                   3,585                     3,800
                                                                                              --------                 ---------
OTHER NONCURRENT LIABILITIES                                                                     1,988                     2,215
                                                                                              --------                 ---------
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 5,000,000 shares authorized,
 no shares issued or outstanding                                                                   ---                       ---
 Common Stock, $.01 par value, 200,000,000 shares authorized,
   25,441,038 and 25,213,074 shares issued and outstanding, respectively                           254                       252
 Additional paid-in capital                                                                    238,680                   237,186
 Accumulated deficit                                                                          (166,894)                 (156,825)
 Deferred compensation                                                                            (651)                      ---
 Cumulative currency translation adjustment                                                       (213)                     (236)
                                                                                              --------                 ---------
     Total stockholders' equity                                                                 71,176                    80,377
                                                                                              --------                 ---------
     Total liabilities and stockholders' equity                                               $127,472                 $ 144,721
                                                                                              ========                 =========

           See Notes to Condensed Consolidated Financial Statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                                      March 31, 1998       March 31, 1997
                                                                                    -------------------  -------------------
Cash Flows From Operating Activities:
 Net income (loss)                                                                            $(10,069)            $  2,698
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                                                               1,981                1,363
     Amortization of goodwill                                                                      295                1,778
     Provision for bad debts                                                                        --                  (73)
     Deferred compensation                                                                         327                   --
     Other items, net                                                                               79                  376
     Changes in operating assets and liabilities-
       Accounts receivable                                                                       2,683               (6,922)
       Income tax receivable                                                                     1,180                   --
       Prepaid expenses and other                                                                  218                 (276)
       Accounts payable                                                                         (2,346)              (1,691)
       Accrued compensation                                                                       (183)                (308)
       Other accrued expenses                                                                     (485)               1,747
       Deferred revenue                                                                           (153)                 854
       Other liabilities                                                                         1,267                 (104)
       Net operating activities of discontinued operations                                        (775)               2,837
                                                                                              --------             --------
          Net cash provided by (used in) operating activities                                   (5,981)               2,279
                                                                                              --------             --------
Cash Flows From Investing Activities:
 Purchases of property and equipment                                                              (914)              (9,244)
 Proceeds from sale of business                                                                 15,000                   --
 Acquisition of Initial Operating Businesses, net of cash acquired                                  --              (27,076)
 Payments related to acquisition of Initial Operating Businesses                                  (228)                  --
 Acquisition of TeleSpectrum FX (IVR)                                                               --               (5,295)
 Net investing activities of discontinued operations                                              (275)                (582)
                                                                                              --------             --------
          Net cash provided by (used in) investing activities                                   13,583              (42,197)
                                                                                              --------             --------
Cash Flows From Financing Activities:
 Net borrowings (repayments) on secured credit facility                                         (7,115)              13,000
 Payments of long-term debt                                                                        (83)                (116)
 Payments of capital lease obligations                                                            (323)                (353)
                                                                                              --------             --------
          Net cash provided by (used in) financing activities                                   (7,521)              12,531
                                                                                              --------             --------
Net increase (decrease) in cash and cash equivalents                                                81              (27,387)
Cash and cash equivalents, beginning of period                                                     774               28,171
                                                                                              --------             --------
Cash and cash equivalents, end of period                                                      $    855             $    784
                                                                                              ========             ========




           See Notes to Condensed Consolidated Financial Statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared by Telespectrum Worldwide Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1997 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

The condensed consolidated financial statements include the accounts of TeleSpectrum Worldwide Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated. There have been no material changes in accounting policies from those stated in the Company's Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the three months ended March 31, 1997 condensed consolidated results of operations to conform to the presentation used in the current period.

2. Company Background

The Company was incorporated in Delaware on April 26, 1996 and provides services to its customers through its Telemarketing and Customer Care Segments. On August 12, 1996, the Company completed its initial public offering and, concurrent with the offering, the Company began material operations with the acquisition of the assets of a number of businesses. The results of operations of the Market Research Segment ad Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see Note 5).

3. Recent Developments

Operating Results

The Company's operating results have deteriorated significantly since the first quarter of 1997. The Company recorded operating losses in the second, third and fourth quarters of 1997, and the first quarter of 1998. The Company attributes these losses to the costs associated with expanding its telemarketing call center capacity in the first and second quarters of 1997 to meet its growth expectations and the costs associated with subsequently reducing its capacity in the third and fourth quarters of 1997 and in 1998. The Company believes that a significant decline in the growth of outsourcing of telemarketing has occurred, which has reduced the Company's future growth expectations. In addition, for 1998 the Company expects to receive significantly lower revenues from its largest customer. Beginning in the third quarter of 1997 and continuing in the fourth quarter of 1997 and in the first quarter of 1998, the Company took actions to restructure its Telemarketing Segment. In connection with the restructuring, the Company closed or plans to close 15 of its 25 outbound call centers and the Company's workforce was significantly reduced.

Goodwill Impairment Charge

In the fourth quarter of 1997, the Company performed an in-depth evaluation of the carrying value of goodwill due to the Company's poor operating performance, and the overall significant changes in the industry outlook and recorded a goodwill impairment charge of $139,072,000, which represented the goodwill associated with the Telemarketing Segment. As of March 31, 1998 the remaining goodwill of $27,669,000 relates exclusively to the Customer Care Segment, which the Company believes is realizable.

Whenever events or circumstances have occurred that indicate an impairment may have occurred, the Company will estimate the future discounted cash flows of the business segment to which goodwill relates. When such estimate of the future discounted cash flows, net of the estimated fair value of the net tangible assets, is less than the carrying amount of goodwill, the difference is charged to operations. For purposes of determining future discounted cash flows of the business segments to which goodwill relates, the Company, based upon historical results, current projections an internal earnings targets, determines the projected operating cash flows, net of income taxes, of the individual business segment. These projected future cash flows are then discounted at a rate corresponding to the Company's estimated cost of capital.

Call Center Closing Charges

In the third and fourth quarters of 1997, the Company recorded pre-tax charges totaling $11,568,000 in connection with the Company's decision to close seventeen call centers (fifteen in the Telemarketing Segment and two in the Customer Care Segment). These 1997 charges include a non-cash write-down of $8,336,000 related to certain call center property and equipment, a $1,939,000 provision for non-cancelable lease commitments at closed call centers and a $1,293,000 provision relating to severance and termination benefits for certain employees.

The Company has recorded an additional provision of $1,743,000 for severance and termination benefits in the first quarter of 1998 related to the call center closings. The Company has commenced activities necessary to implement the closing of the call centers and expects that all significant activities under the call center closing plan will be completed by no later than December 31, 1998, with a majority of these activities being completed by June 30, 1998.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (unaudited)

4. EARNINGS PER SHARE

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

There was no material difference between basic and diluted earnings (loss) per share. The table below sets forth the reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                  1998       1997
                                                -------    -------
Shares used in computing basic earnings
 (loss) per share............................    25,249     25,213
Dilutive effect of options...................       ---         95
                                                -------    -------
Shares used in computing diluted earnings
 (loss) per share............................    25,249     25,308
                                                =======    =======


5. DISCONTINUED OPERATIONS

In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. As required by APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has accounted for the results of operations and net assets of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. The operating results for the three months ended March 31, 1998 and March 31, 1997, and the net assets at March 31, 1998 and December 31, 1997 have been restated to reflect discontinued operations.

In February 1998, the Company sold substantially all of the assets and liabilities of the Market Research Segment for approximately $15,000,000, which resulted in a loss of approximately $907,000, which was recorded as of December 31, 1997. The proceeds from this sale were used to repay borrowings on the secured credit facility. (see Note 6).

On March 31, 1998, the Company consummated the sale of substantially all of the assets and liabilities of the Direct Mail and Fulfillment Segment for approximately $23,000,000 in cash and up to $4,000,000 in contingent payments based on future performance of the segment. The sale of this segment did not result in a significant gain or loss. The Company received the net proceeds from this sale on April 1, 1998 and applied the proceeds to fully pay off existing borrowings on the secured credit facility. (see Note 6).

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (unaudited)



     The following table summarizes the operating results of the discontinued operations (in thousands):

                                               FOR THE THREE     FOR THE THREE
                                               MONTHS ENDED      MONTHS ENDED
                                              MARCH 31, 1998    MARCH 31, 1997
                                             ----------------  ----------------
Revenues.....................................     $4,189              $4,894
Operating expenses...........................      3,463               4,044
                                                   -----               -----
Income before income taxes...................        726                 850
Income tax provision.........................        247                 276
                                                     ---                 ---
Income from discontinued operations..........       $479                $574
                                                    ====                ====

6. SECURED CREDIT FACILITY

At March 31, 1998, the Company had outstanding borrowings of $21,885,000 on its secured credit facility ("Credit Facility"). On March 25, 1998, the Company was notified by its primary lending institution, Mellon Bank N.A. (Mellon), that the Company was in default of certain covenants of its credit facility. The Company used the proceeds from the sale of its Market Research Segment to partially repay borrowings under the credit facility. On April 1, 1998, the Company used the proceeds from the sale of its Direct Mail and Fulfillment Segment to repay all outstanding borrowings under the credit facility.

On April 14, 1998, the Company entered into a new Loan and Security Agreement with Mellon, which provides for an initial $10 million credit facility (the "Credit Facility") to be repaid in April 2002. The Credit Facility may be increased to $20 million based upon satisfactory completion of certain due diligence procedures by Mellon. Under the terms of the Credit Facility, the Company can initially borrow up to the lesser of $10 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can draw on the Credit Facility in increments of $500,000 or more. The Company can elect at the time of the draw to pay interest at prime plus 0.50% or at a LIBOR rate plus 2.50% and will pay a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit, which can be issued, on the outstanding undrawn amount of the Credit Facility. The letters of credit shall not exceed $1.5 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (unaudited)


7. SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $431,000 and $71,000 of interest expense for the three months ended March 31, 1998 and March 31, 1997, respectively. The Company did not pay any income taxes during the three months ended March 31, 1998 and March 31, 1997.

In March 1997, the Company settled the earn-out agreement with the seller of one of the Initial Operating Businesses under which the Company paid $25.0 million in March 1997 and agreed to pay $600,000 over a two year period in equal installments of which, the Company has paid $275,000 through March 31, 1998.

In March 1997, the Company completed its acquisition of the interactive voice response division of Voice FX Corporation for $5,327,000 in cash, including transaction costs. The division, renamed TeleSpectrum FX (FX" (IVR)"), provides interactive voice response solutions within the interactive promotion and direct response marketplace. In connection with the acquisition of FX (IVR), the Company's consolidated financial statements reflect acquired net assets of approximately $71,000, consisting primarily of $321,000 of accounts receivable, $176,000 of property and equipment and $6,000 of other assets and the assumption of $432,000 of accounts payable and accrued expenses. The $5,256,000 of purchase price in excess of the estimated fair value of net assets acquired was originally recorded as goodwill and subsequently included within the goodwill impairment charge of $139,072,000 as recorded in the fourth quarter of 1997.

8. COMMITMENTS AND CONTINGENCIES

On March 18, 1998, the Company entered into an employment contract with its new Chairman of the Board, CEO and President, which expires in March 2001. The contract provides for annual compensation of $200,000 per year, plus bonuses. The Company entered into a subscription agreement whereby this executive acquired 227,964 shares of the Company's Common stock for $500,000 and was granted options to purchase 2,000,000 shares of Common stock at $3.29 per share. The options will vest over three to four years with accelerated vesting for 500,000 options based on the achievement of certain performance objectives, as defined. The purchase price per share under the stock subscription agreement is $2.19. In March 1998, the Company recorded compensation expense of $327,000, which represents the difference between the stock purchase price and the fair market value of the stock on the effective date of the stock subscription agreement. In addition, the Company will record compensation expense of $670,000 over the options vesting period, relating to the options to purchase 2,000,000 shares of Common stock which represents the difference between the fair market value of the stock on the grant date and the option exercise price of $3.29.

The Company is party to various claims and other matters arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (unaudited)


9. CONCENTRATIONS OF RISK

The Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. The Company does not require collateral or other securities to support customer accounts receivable. The Company performs periodic reviews of its clients' condition to reduce the collection risk.

The Company does not believe significant credit risk exists at March 31, 1998. The Company had one client in the teleservices industry, which accounted for approximately 10% of total revenues for the three months ended March 31, 1998 and 19% of total accounts receivable at March 31, 1998, and one client in the financial services industry which accounted for approximately 25% of total revenues for the three months ended March 31, 1997. No other client accounted for more than 10% of the Company's revenues or accounts receivable.

10. COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income (loss) and unrealized gains and losses from foreign currency translation. Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $(10,046,000) and $2,666,000, respectively.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS


Executive Management Changes

On March 18, 1998, Keith E. Alessi executed an agreement to become the Chairman, Chief Executive Officer and President of the Company. Concurrent with Mr. Alessi's hiring, J. Brian O'Neill resigned as Chairman, Chief Executive Officer and President. Mr. O'Neill has continued as a Director. Mr. Alessi also purchased shares of the Company's Common Stock for an aggregate purchase price of $500,000, or $2.19 per share. The Company also granted Mr. Alessi options exercisable for an aggregate of 2,000,000 shares of Common Stock (500,000 of which were granted under the Company's 1996 Equity Compensation Plan) exercisable at a price of $3.29 per share (see Note 8 to the Condensed Consolidated Financial Statements).

The Company's ability to execute its plan and return to profitability is largely dependent on the efforts of its senior management team, including the efforts of Mr. Alessi.

Operational Losses

The Company's operating results have deteriorated significantly since the first quarter of 1997. The Company incurred a net loss of $160 million for the year ended December 31, 1997. Included in the net loss was a $139 million goodwill impairment charge and $11.6 million in charges related to call center closings. Notwithstanding the foregoing charges, the Company incurred operating losses in 1997. The Company also incurred a loss of $10.1 million in the first quarter of 1998. The Company mainly attributes these losses to the costs associated with expanding its telemarketing call center capacity in the first and second quarters of 1997 to meet its growth expectations and the costs associated with subsequently reducing in the third and fourth quarters of 1997 and first quarter of 1998. The Company determined to reduce its capacity when the Company's largest customer, MBNA, dramatically reduced its telemarketing programs with the Company and the Company was not able to procure new clients to fill its excess capacity. The Company also attributes these losses to decreased telemarketing rates resulting from industry pricing pressures and its acceptance of lower-margin business in an effort to fill some of its overcapacity. The Company believes that there has been a significant decline in the growth in the outsourcing of teleservices. This decline has resulted in overcapacity in the telemarketing industry and greater price competition. The ability of the Company to return to profitability will be dependent on its ability to implement its call center closings and achieve additional operating efficiencies, while maintaining or expanding its customer base. There can be no assurance that the Company will accomplish these objectives.

Discontinued Operations

In February 1998, the Company consummated the sale of its Market Research Segment to NCO Group, Inc. for $15 million cash. The results of operations for The Market Research Segment have been reported separately as discontinued operations for the three months ended March 31, 1998 and 1997. The Company used the net proceeds from this sale to reduce existing borrowings under its Credit Facility (see Note 6 to the Condensed Consolidated Financial Statements).

On March 31, 1998 the Company consummated the sale of its Direct Mail and Fulfillment Segment for $23 million cash and a contingent payment based on the future operating performance of this business. The results of operations for The Direct Mail and Fulfillment Segment have been reported separately as discontinued operations for the three months ended March 31, 1998 and 1997. The Company received the net proceeds from this sale on April 1, 1998 and applied the proceeds to fully pay off existing borrowings under its Credit Facility (see
Note 6 to the Condensed Consolidated Financial Statements).

Default Under Prior Credit Facility; New Credit Facility

On March 25, 1998, the Company was notified by its primary lending institution, Mellon Bank N.A. (Mellon), that the Company was in default of certain loan covenants under its Loan and Security Agreement dated January 24, 1997, as amended. The Company repaid the entire outstanding balance under this facility on April 1, 1998 with the proceeds from the sale of its Direct Marketing and Fulfillment Segment. On April 14, 1998, the Company entered into a new Loan and Security Agreement with Mellon, which provides for an initial $10 million credit facility (the "Credit Facility") to be repaid in April 2002. The Credit Facility may be increased to $20 million based upon satisfactory completion of certain due diligence procedures by Mellon. Under the terms of the Credit Facility, the Company can initially borrow up to the lesser of $10 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can draw on the Credit Facility in increments of $500,000 or more. The Company can elect at the time of the draw to pay interest at prime plus 0.50% or at a LIBOR rate plus 2.50% and will pay a commitment fee of 0.375% of the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit, which can be issued on the outstanding undrawn amount of the Credit Facility. The letters of credit shall not exceed $1.5 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants.

Goodwill Impairment

In the fourth quarter of 1997, the Company performed an in-depth evaluation of the carrying value of goodwill due to the Company's poor operating performance, and the overall significant changes in the industry outlook and recorded a goodwill impairment charge of $139,072,000, which represented the goodwill associated with the Telemarketing Segment. As of March 31, 1998, the remaining goodwill of $27,669,000 relates exclusively to the Customer Care Segment which the Company believes is realizable.

RESULTS OF OPERATIONS

Comparison of the Actual results of operations for the three months ended March 31, 1998 to the three months ended March 31, 1997.


                                                                                       ACTUAL
                                                                                RESULTS OF OPERATIONS
                                                                                (Dollars In Millions)
                                                                                ---------------------

                                                       THREE MONTHS           AS A          THREE MONTHS           AS A
                                                          ENDED           PERCENTAGE OF        ENDED          PERCENTAGE OF
                                                      March 31, 1998        REVENUES       March 31,1997        REVENUES
                                                      --------------      -------------    -------------      -------------
 Revenues:
  Telemarketing................................             $28.8               73%            $36.4               82%
  Customer care................................              10.8               27%              7.9               18%
                                                      --------------      -------------    -------------      -------------
Total revenue..................................              39.6              100%             44.3              100%
Cost of services:
  Telemarketing................................              32.4               82%             29.1               66%
  Customer care................................              10.3               26%              7.1               16%
                                                      --------------      -------------    -------------      -------------
Total cost of services.........................              42.7              108%             36.2               82%
Total selling, general and administrative......               6.6               16%              3.0                7%
Amortization of goodwill.......................               0.3                1%              1.8                4%
                                                      --------------      -------------    -------------      -------------
Total operating expenses.......................              49.6               125%             41.0               93%
Operating income (loss)........................             (10.0)             (25)%              3.3                7%
Interest (expense) income, net.................              (0.8)              (2)%              0.2                1%
                                                      --------------      -------------    -------------      -------------
Income (loss) before taxes.....................             (10.8)             (27)%              3.5                8%
Income tax benefit (expense)...................               0.2               -- %             (1.4)             (3)%
                                                      --------------      -------------    -------------      -------------
Income (loss) from continuing operations.......             (10.6)             (27)%              2.1                5%
Income from discontinued operations
(net of tax)...................................               0.5                 1%              0.6                1%
                                                      --------------      -------------    -------------      -------------
Net income (loss)..............................            $(10.1)             (26)%             $2.7                6%
                                                      ==============      =============    =============      =============


The Company's results of operations classify its Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations (see Note 5 to the Condensed Consolidated Financial Statements).

REVENUE

Total revenue for the three months ended March 31, 1998 amounted to $39.6 million, a decrease of $4.7 million or 11% from $44.3 million for the three months ended March 31, 1997. This decrease in aggregate revenue was driven by the reduction of calling hours within the Telemarketing Segment.

Telemarketing Segment

Telemarketing revenue of $28.8 million for the three months ended March 31, 1998 accounted for 73% of the Company's total revenue for the three months ended March 31, 1998 and represents a decrease of $7.6 million or 21% from $36.4 million for the same prior year period. The decrease in Telemarketing revenues is principally attributable to decreased calling hours, resulting from the reduction of Telemarketing call centers from 26 at March 31, 1997 to 15 at March 31, 1998. Of this decrease, $22.9 million was attributable to the loss of clients of which one client, MBNA America ("MBNA"), represented $8.8 million of the entire loss. The decrease of revenue from loss of clients was offset by an increase of $10.8 million attributable to services initiated for new clients, and an increase of $4.5 million attributable to services initiated for existing clients.

Customer Care Segment

Customer Care revenue of $10.8 million for the three months ended March 31, 1998 accounted for 27% of total revenue for the three months ended March 31, 1998 and represents an increase of $2.9 million or 37% from $7.9 million for the same prior year period. Of this increase, $2.7 million was attributable to services initiated for new clients, and $0.2 million was attributable to services initiated for existing clients.

COST OF SERVICES

Cost of services amounted to $42.7 million for the three months ended March 31, 1998, an increase of $6.5 million or 18% from $36.2 million for the same prior year period. As a percentage of total revenues, cost of services were 108% and 82% for the three months ended March 31, 1998 and 1997, respectively.

Telemarketing Segment

Cost of services for the three months ended March 31, 1998 accounted for 82% of the Company's total cost of services from continuing operations for the three months ended March 31, 1998 and represents an increase of $3.3 million or 11% when compared to Telemarketing cost of services of $29.1 million for the same prior year period. Cost of services for the three months ended March 31, 1998 includes $0.5 million related to employee severance and termination benefits related to the closing of fifteen Telemarketing call centers. As a percentage of Telemarketing revenue, Telemarketing cost of service expenses were 113% and 80% for the three months ended March 31, 1998 and 1997, respectively. The Company attributes this increase in cost of services as a percentage of revenue primarily to the expansion of the Company's productive capacity in the first and second quarter of 1997, which in turn resulted in the lower utilization of telemarketing personnel and facilities. In addition, as a result of industry pricing pressures and in an effort to fill some of its over capacity, the Company accepted less profitable telemarketing contracts to utilize some of its capacity. Due to lower calling volume activity, the Company is in the process of renegotiating its long distance telecommunications contracts with its major vendors. The Company does not believe that the renegotiating of these contracts will have a material adverse effect on its results of operations.

Customer Care Segment

Cost of services for the three months ended March 31, 1998 accounted for 24% of the Company's total cost of services from continuing operations for the three months ended March 31, 1998 and represents an increase of $3.2 million or 45% when compared to Customer Care cost of services of $7.1 million for the same prior year period. Cost of Services for the three months ended March 31, 1998 includes $0.1 million related to the cost of service component for severance and termination benefits related to the closing of two Customer Care call centers. As a percentage of Customer Care revenue, Customer Care cost of service expenses were 95% and 90% for the three months ended March 31, 1998 and 1997, respectively. The increase in Customer Care cost of service expenses for the three months ended March 31, 1998, as a percentage of revenue, as compared to the same prior year period, resulted primarily from the expansion of the administrative infrastructure of the TARP business in anticipation of expected growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses amounted to $6.6 million, an increase of $3.6 million or 120% when compared to SG&A expenses of $3.0 million for the same prior year period. As a percentage of total revenue, SG&A expenses were 16% and 7% for the three months ended March 31, 1998 and 1997, respectively.

Selling, general and administrative expenses for the three months ended March 31, 1998 include a $1.1 million charge related to corporate overhead reduction related to employee severance agreements. SG&A expenses, without the charges of $1.1 million, would have increased $2.5 million or 83% for the three months ended March 31, 1998 when compared to the same prior year period. As a percentage of revenue, SG&A expenses, without the charge of $1.1 million, would have been 14%. The increase in SG&A expenses for the three months ended March 31, 1998, as a percentage of revenue, as compared to the same prior year period, resulted primarily from the expansion of the Company's administrative infrastructure in response to the Company's growth, and the expenses associated with the consolidation of the Initial Operating Businesses. In addition for the three months ended March 31, 1998, SG&A expenses, includes $0.3 million of expense associated with a stock subscription agreement entered into with an executive of the Company (see Note 8 to the Condensed Consolidated Financial Statements).

AMORTIZATION OF GOODWILL

Amortization of Goodwill expense amounted to $0.3 million, a decrease of $1.5 million or 83% when compared to amortization of goodwill expense of $1.8 million for the same prior year period. As a percentage of total revenue, amortization of goodwill expense was 1% and 4% for the three months ended March 31, 1998 and 1997, respectively. The decrease in amortization of goodwill expense resulted from the Company recording a goodwill impairment charge of $139.1 million in the fourth quarter of 1997, which represented the goodwill associated with the Telemarketing Segment. As of March 31, 1998, the remaining net goodwill of $27.7 million relates exclusively to the Customer Care Segment.

INTEREST (EXPENSE) INCOME

Net interest expense for the three months ended March 31, 1998 amounted to $0.8 million an increase of $1.0 million when compared to net interest income of $0.2 million from the same prior year period. The increase in net interest expense arose from increased borrowings outstanding under the credit facility during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

INCOME TAX (EXPENSE) BENEFIT

Income tax (expense) benefit is a function of pretax income (loss) and the combined effective tax rate of federal and state income taxes. This combined rate was (1.9)% and 40.0% for the three months ended March 31, 1998 and 1997, respectively. Income tax benefit for the three months ended March 31, 1998 amounted to $0.2 million a difference of $1.6 million when compared to income tax expense of $1.4 million for the same prior year period. The 1998 income tax benefit is a result of an offset recorded for the $0.2 million tax provision of the discontinued operations. As of March 31, 1998, the Company has a net operating loss carryforward of approximately $9.0 million. Also, as of March 31, 1998, the Company has approximately $125.0 million of future income tax deductible amounts (to be amortized principally over 15 years) related to the 1997 goodwill impairment and call center charges. Due to the uncertain realization of these deferred tax assets, the Company has recorded a full valuation allowance as of March 31, 1998.

INCOME FROM DISCONTINUED OPERATIONS

In February 1998 the Company sold its Market Research Segment and in March 1998 the Company consummated the sale of its Direct Mail and Fulfillment Segment. For the three months ended March 31, 1998 and 1997, the Company has accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for the three months ended March 31, 1998 and 1997 amounted to $0.5 million and $0.6 million (net of tax), respectively. Revenues for the three months ended March 31, 1998 amounted to $4.2 million a decrease of $0.7 million or 14% when compared to revenues of $4.9 million for the same prior year period. Operating expenses for the three months ended March 31, 1998 amounted to $3.5 million a decrease of $0.5 million or 13% when compared to operating expenses of $4.0 million for the same prior year period.


LIQUIDITY AND CAPITAL RESOURCES


DOLLARS IN MILLIONS                       THREE MONTHS ENDED  THREE MONTHS ENDED

CASH FLOWS PROVIDED BY (USED IN):           MARCH 31,1998       MARCH 31,1997
----------------------------------------  ------------------  ------------------

Operating Activities....................        $(6.0)                $2.3
Investing Activities....................         13.6               (42.2)
Financing Activities....................         (7.5)                12.5

For the three months ended March 31, 1997

At March 31, 1997 the Company had cash of $0.8 million. This cash was primarily generated through financing activities, which generated $12.5 million. The Company borrowed $13.0 million under its Credit Facility dated January 24, 1997, as amended. During this period the Company used $0.5 million to repay other debt and capital lease obligations.

During this period the Company used $42.2 million for investing activities. The Company used $25.0 million in settlement of an earn-out obligation under the terms of the purchase agreement of one of the Initial Operating Businesses, $1.2 million related to purchase price adjustments under terms of the Initial Operating Businesses' purchase agreements, and $0.9 million related to accrued separation costs for certain former owners of the Initial Operating Businesses. The Company also used $5.3 million to purchase the net assets of TeleSpectrum FX, and $9.2 million for the purchase of property and equipment associated with the commencement of the Company's call center expansion and centralization initiatives. In addition the Company used $0.6 million related to capital investments for discontinued operations.

During this period the Company generated $2.3 million from operating activities consisting of $0.5 million used in continuing operations and $2.8 million generated from discontinued operations.

For the three months ended March 31, 1998

At March 31, 1998, the Company had cash of $0.9 million. During the three months ended March 31, 1998, the Company generated $0.1 million in cash which consisted of $6.0 million in net cash used in operating activities, $13.6 million net cash provided by investing activities and $7.5 million of net cash used in financing activities.

The $6.0 million of cash used in operating activities consisted of $5.2 million used in continuing operations and $0.8 million used in discontinued operations. The $5.2 million of cash used in continuing operations was principally related to the funding of working capital requirements.

The $13.6 million of cash provided from investing activities primarily consisted of $15.0 million of cash received from the sale of the Market Research Segment in February of 1998. During the three months ended March 31, 1998 purchases of property and equipment were $1.2 million. The Company used $0.3 million related to capital investments for discontinued operations. Other investing activities included $0.2 million related to accrued separation costs for certain former owners of the Initial Operating Businesses.

The net cash used in financing activities primarily consisted of $7.1 million of net payments made against the Company's Credit Facility dated January 24, 1997, as amended. In addition, the Company made payments on debt and capital lease obligations totaling approximately $0.4 million.

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

Reliance on Major Clients

Although only one current customer of the Company represents more than 10% of the Company's revenues, the Company may in the future develop relationships with clients that represent a large concentration of revenues. Since most client contracts can generally be canceled by the client upon relatively short notice, the Company will be vulnerable to any unexpected termination or non-renewal of such a relationship.

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

Risks Associated with the Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. The Company is in the process of conducting an analysis, which it expects to complete in 1998, to determine the extent to which its customers' and suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. Accordingly, the Company is currently unable to predict the extent to which the Year 2000 issue will affect its customers or suppliers, or to the extent to which it would be vulnerable to the failure of its customers or suppliers to remediate any Year 2000 issues on a timely basis.

FORWARD-LOOKING STATEMENTS

Statements contained in Management's Discussion and Analysis of Financial Results and Financial Condition and elsewhere in this Form 10-Q, regarding capacity utilization rate, new clients, expected revenues, cost reductions, efficiencies and growth are forward-looking statements that could involve substantial risk and uncertainty. For these statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: agreements with its existing clients generally do not assure a specific level or duration of revenue, revenue assumptions may not be realized, cost reductions and efficiencies may not be achieved growth and profitability assumptions assume the addition of new clients not currently identified, and contracts may not be realized and capacity utilization rate may be adversely affected due to competitors' actions or clients' requirements.

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities

            On March 18, 1998, the Company sold 227,964 shares of Common Stock to Keith E. Alessi, the Company's Chairman, Chief Executive Officer and President. The Company believes that this transaction was exempt from registration under Section 4(2) of the Act because the subject securities were sold to an accredited investor who was purchasing for investment without a view for further distribution.

     Item 3.  Defaults upon Senior Securities

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

     Item 4.  Submission of Matters to a Vote of Security Holders

          None

     Item 5.  Other Information

          On March 18, 1998, Keith E. Alessi executed an agreement to become the Chairman, Chief Executive Officer and President of the Company. Concurrent with Mr. Alessi's hiring, J. Brian O'Neill resigned as Chairman, Chief Executive Officer and President. Mr. O'Neill has continued as a Director. Mr. Alessi also purchased shares of the Company's Common Stock for an aggregate purchase price of $500,000, or $2.19 per share. The Company also granted Mr. Alessi options exercisable for an aggregate of 2,000,000 shares of Common Stock (500,000 of which were granted under the Company's 1996 Equity Compensation Plan) exercisable at a price of $3.29 per share.

         On April 14, 1998, the Company entered into a new Loan and Security Agreement with Mellon, which provides for an initial $10 million credit facility (the "Credit Facility") to be repaid in April 2002. The Credit Facility may be increased to $20 million based upon satisfactory completion of certain due diligence procedures by Mellon. Under the terms of the Credit Facility, the Company can initially borrow up to the lesser of $10 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can draw on the Credit Facility in increments of $500,000 or more. The Company can elect at the time of the draw to pay interest at prime plus 0.50% or at a LIBOR rate plus 2.50% and will pay a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit, which can be issued, on the outstanding undrawn amount of the Credit Facility. The letters of credit shall not exceed $1.5 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following is a list of exhibits filed as part of this quarterly report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

         3.01 Restated Certificate of Incorporation of TeleSpectrum Worldwide Inc. is incorporated by reference to exhibit 3.01 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

         3.02 Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

        10.01 Employment agreement dated as of March 18, 1998, between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to Exhibit 10.08 of the Registrants Form 10-K for the fiscal year ended December 31, 1997.

        10.02 Subscription agreement dated as of March 18, 1998, between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to Exhibit 10.09 of the Registrants Form 10-K for the fiscal year ended December 31, 1997.

        10.03 Stock Option agreement dated as of March 18, 1998, between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to Exhibit 10.10(a) of the Registrants Form 10-K for the fiscal year ended December 31, 1997.

        10.04 Stock Option agreement dated as of March 18, 1998, between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to Exhibit 10.10(b) of the Registrants Form 10-K for the fiscal year ended December 31, 1997.

        10.05 Amended and Restated Employment agreement dated as of February 25, 1998, between TeleSpectrum Worldwide Inc. and Brian J. O'Neill is incorporated by reference to Exhibit 10.11 of the Registrants Form 10-K for the fiscal year ended December 31, 1997.

        10.06 Asset Purchase Agreement dated as of March 6, 1998 by and among TeleSpectrum Worldwide Inc., First Service Corporation, DDS Dyment Distribution Service Ltd., DDS Harris Limited and DDS Harris Fulfillment Limited is incorporated by reference to
               Exhibit 10.17 of the Registrants Form 10-K for the fiscal year ended December 31, 1997.

        10.07 Asset Acquisition Agreement dated as of January 16, 1998 by and among TeleSpectrum Worldwide Inc., NCO Group, Inc. and NCO Teleservices, Inc. is incorporated by reference to Exhibit 10.18 of the Registrants Form 10-K for the fiscal year ended December 31, 1997.

        10.08 Loan and Security Agreement dated as of April 14, 1998 by and among TeleSpectrum Worldwide Inc., TeleSpectrum Trademarks, Inc. and TeleSpectrum Investments, Inc. and Mellon Bank, N.A.

        27.01  Financial Data Schedule.


  (b)   Form-8K

        The Company filed a Current Report on Form 8-K with the Commission on March 24, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TELESPECTRUM WORLDWIDE INC.
                            ---------------------------------------------------
                                                  (Registrant)


DATE: MAY 15, 1998            \s\ RICHARD C. SCHWENK, JR.
     -------------          ---------------------------------------------------
                                            Richard C. Schwenk, Jr.
                                          Telespectrum Worldwide Inc.
                                          Executive Vice President and
                                            Chief Financial Officer