Form 10-Q
period 1998-06-30
TELESPECTRUM WORLDWIDE INC
filed 1998-08-14
CIK 1014960

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q



(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                         Yes    X          No
                             ---------        ----------

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on August 14, 1998 was 25,671,205.


================================================================================

                  TeleSpectrum Worldwide Inc. and Subsidiaries


                               Table of Contents
                               -----------------

Item No.                                                                                                 Page
--------                                                                                                 ----
              PART I -- FINANCIAL INFORMATION

   1.         Financial Statements (unaudited):
               Condensed Consolidated Results of Operations
                 For the Three Months Ended June 30, 1998 and
                 For the Three Months Ended June 30, 1997                                                  3
               Condensed Consolidated Results of Operations
                 For the Six Months Ended June 30, 1998 and
                 For the Six Months Ended June 30, 1997                                                    4
               Condensed Consolidated Balance Sheets
                 June 30, 1998 and December 31, 1997                                                       5
               Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and
                 For the Six Months Ended June 30, 1997                                                    6
               Notes to Condensed Consolidated Financial Statements                                        7

   2.         Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                                                    12

              PART II  OTHER INFORMATION                                                                  25

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                  (Unaudited)
               (Dollars in Thousands -- Except Per Share Amounts)


                                                                                THREE MONTHS             THREE MONTHS
                                                                                    ENDED                    ENDED
                                                                                JUNE 30, 1998            JUNE 30, 1997
                                                                                -------------            -------------

REVENUES                                                                           $  40,281                $  49,200
                                                                                   ---------                ---------
OPERATING EXPENSES:
    COST OF SERVICES                                                                  37,462                   44,837
    SELLING, GENERAL AND ADMINISTRATIVE                                                5,035                    4,132
    AMORTIZATION OF GOODWILL                                                             295                    1,814
                                                                                   ---------                ---------
          TOTAL OPERATING EXPENSES                                                    42,792                   50,783
                                                                                   ---------                ---------
          OPERATING INCOME (LOSS)                                                     (2,511)                  (1,583)
INTEREST INCOME (EXPENSE)                                                               (128)                    (391)
                                                                                   ---------                ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                             (2,639)                  (1,974)
INCOME TAX BENEFIT (EXPENSE)                                                               -                      714
                                                                                   ---------                ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                              (2,639)                  (1,260)

INCOME FROM DISCONTINUED OPERATIONS                                                ---------                ---------
                                                                                           -                      642
                                                                                   ---------                ---------
NET INCOME (LOSS)                                                                  $  (2,639)               $    (618)
                                                                                   =========                =========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                                                            $ (0.10)                 $(0.05)
    DISCONTINUED OPERATIONS                                                             0.00                     0.03
                                                                                   ---------                ---------
    NET INCOME (LOSS)                                                              $  (0.10)                  $(0.02)
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



                                                                                  SIX MONTHS               SIX MONTHS
                                                                                    ENDED                    ENDED
                                                                                JUNE 30, 1998            JUNE 30, 1997
                                                                                -------------            -------------

REVENUES                                                                            $ 79,915                 $ 93,460
                                                                                    --------                 --------
OPERATING EXPENSES:
    Cost of Services                                                                  80,226                   81,002
    Selling, General and Administrative                                               11,600                    7,108
    Amortization of Goodwill                                                             590                    3,592
                                                                                    --------                 --------
          TOTAL OPERATING EXPENSES                                                    92,416                   91,702
                                                                                    --------                 --------
          OPERATING INCOME (LOSS)                                                    (12,501)                   1,758
INTEREST INCOME (EXPENSE)                                                               (933)                    (174)
                                                                                    --------                 --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
              INCOME TAXES                                                           (13,434)                   1,584
INCOME TAX BENEFIT (EXPENSE)                                                             247                     (720)
                                                                                    --------                 --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                             (13,187)                     864
                                                                                         479                    1,216
INCOME FROM DISCONTINUED OPERATIONS                                                 --------                 --------

NET INCOME (LOSS)                                                                   $(12,708)                $  2,080
                                                                                    ========                 ========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                                                           $  (0.52)                $   0.03
    DISCONTINUED OPERATIONS                                                             0.02                     0.05
                                                                                    --------                 --------
    NET INCOME (LOSS)                                                               $ (0.50)                  $  0.08
                                                                                    ========                 ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS -- EXCEPT  SHARE AMOUNTS)

                                                                              JUNE 30, 1998      DECEMBER 31, 1997
                                                                              --------------     ------------------
                                                                               (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                        $      --            $     774
 Accounts receivable                                                                 33,696               37,360
 Income tax refund receivable                                                         1,434                2,912
 Prepaid expenses and other                                                           2,692                1,539
 Net assets of discontinued operations                                                   --               36,399
                                                                                  ---------            ---------
     Total current assets                                                            37,822               78,984

PROPERTY AND EQUIPMENT, NET                                                          33,564               36,731

GOODWILL                                                                             27,374               27,964

Other Assets                                                                            740                1,042
                                                                                  ---------            ---------
     Total Assets                                                                 $  99,500            $ 144,721
                                                                                  =========            =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Secured credit facility                                                          $      --            $  29,000
 Current maturities of long-term debt                                                   970                1,160
 Accounts payable                                                                     3,088                4,718
 Accrued expenses                                                                     7,800                9,125
 Accrued compensation                                                                 6,679                7,638
 Notes payable to sellers of businesses                                                 840                  990
 Other current liabilities                                                            5,944                5,698
                                                                                  ---------            ---------
     Total current liabilities                                                       25,321               58,329
                                                                                  ---------            ---------
LONG-TERM DEBT                                                                        3,151                3,800
                                                                                  ---------            ---------
OTHER NONCURRENT LIABILITIES                                                          1,508                2,215
                                                                                  ---------            ---------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 5,000,000 shares authorized,
    no shares issued or outstanding                                                     ---                  ---
 Common Stock, $.01 par value, 200,000,000 shares authorized,
   25,669,732 and 25,213,074 shares issued and outstanding, respectively                257                  252
 Additional paid-in capital                                                         239,614              237,186
 Accumulated deficit                                                               (169,533)            (156,825)
 Deferred compensation                                                                 (596)                 ---
 Cumulative currency translation adjustment                                            (222)                (236)
                                                                                  ---------            ---------
     Total stockholders' equity                                                      69,520               80,377
                                                                                  ---------            ---------
     Total liabilities and stockholders' equity                                   $  99,500            $ 144,721
                                                                                  =========            =========

           See Notes to Condensed Consolidated Financial Statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                     SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                                       JUNE 30, 1998       JUNE 30, 1997
                                                                                     -----------------   -----------------
Cash Flows From Operating Activities:
 Net income (loss)                                                                          $ (12,708)           $  2,080
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                                                              3,424               3,293
     Amortization of goodwill                                                                     590               3,594
     Provision for bad debts                                                                    2,321                  --
     Deferred compensation                                                                        326                 147
     Other items, net                                                                             641                 311
     Changes in operating assets and liabilities-
       Accounts receivable                                                                      1,572             (14,934)
       Income tax receivable                                                                    1,180                  --
       Prepaid expenses and other                                                               1,453              (1,249)
       Accounts payable                                                                        (1,531)             (2,922)
       Accrued compensation                                                                    (1,501)                587
       Other accrued expenses                                                                  (2,277)              1,857
       Deferred revenue                                                                          (153)              2,345
       Other liabilities                                                                       (1,232)               (700)
       Net operating activities of discontinued operations                                       (433)              3,219
                                                                                            ---------            --------
          Net cash provided by (used in) operating activities                                  (8,328)             (2,372)
                                                                                            ---------            --------
Cash Flows From Investing Activities:
 Purchases of property and equipment                                                           (1,514)            (15,877)
 Proceeds from sale of business                                                                38,048                  --
 Acquisition of Initial Operating Businesses, net of cash acquired                                 --                  --
 Payments related to acquisition of Initial Operating Businesses                                 (303)            (27,825)
 Acquisition of TeleSpectrum FX (IVR)                                                              --              (5,327)
 Investment in business held for sale                                                              --              (4,211)
 Net investing activities of discontinued operations                                             (275)             (1,003)
                                                                                            ---------            --------
          Net cash provided by (used in) investing activities                                  35,956             (54,243)
                                                                                            ---------            --------
Cash Flows From Financing Activities:
 Net borrowings (repayments) on secured credit facility                                       (29,000)             28,600
 Net borrowings (payments) of long-term debt                                                     (172)                512
 Payments of capital lease obligations                                                           (667)               (668)
 Proceeds from exercise of stock options and sale of common stock                               1,437                  --
                                                                                            ---------            --------
          Net cash provided by (used in) financing activities                                 (28,402)             28,444
                                                                                            ---------            --------
Net increase (decrease) in cash and cash equivalents                                             (774)            (28,171)
Cash and cash equivalents, beginning of period                                                    774              28,171
                                                                                            ---------            --------
Cash and cash equivalents, end of period                                                    $       0            $      0
                                                                                            =========            ========

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

The condensed consolidated financial statements include the accounts of TeleSpectrum Worldwide Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated. There have been no material changes in accounting policies from those stated in the Company's Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the three and six months ended June 30, 1997 condensed consolidated results of operations to conform to the presentation used in the current period.

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

3. RECENT DEVELOPMENTS

Operating Results

The Company's operating results have deteriorated since the first quarter of 1997. The Company recorded operating losses in the second, third and fourth quarters of 1997, and the first and second quarters of 1998. The Company attributes these losses to the costs associated with expanding its telemarketing call center capacity in the first and second quarters of 1997 to meet its growth expectations and the costs associated with subsequently reducing its capacity. The Company has closed 15 of its 25 outbound call centers and the Company's workforce has been significantly reduced.

Goodwill Impairment Charge

In the fourth quarter of 1997, the Company performed an in-depth evaluation of the carrying value of goodwill due to the Company's poor operating performance, and the overall significant changes in the industry outlook, and recorded a goodwill impairment charge of $139,072,000, which represented the goodwill associated with the Telemarketing Segment. As of June 30, 1998 the remaining goodwill of $27,374,000 relates exclusively to the Customer Care Segment, which the Company believes is realizable.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

Goodwill Impairment Charge (continued)

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

Call Center Closing Charges

In the third and fourth quarters of 1997 and first quarter of 1998, the Company recorded pre-tax charges totaling $13,311,000 in connection with the Company's decision to close seventeen call centers (fifteen in the Telemarketing Segment and two in the Customer Care Segment). These charges include a non-cash write-down of $8,336,000 related to certain call center property and equipment, a $1,939,000 provision for non-cancelable lease commitments at closed call centers and a $3,036,000 provision relating to severance and termination benefits for certain employees.

The Company has recorded an additional provision of $987,000 for severance and termination benefits in the second quarter of 1998 for certain employees. The Company expects that all significant activities under the call center closing plan will be completed by no later than December 31, 1998, with a majority of these activities already completed by June 30, 1998.

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

There was no material difference between basic and diluted earnings (loss) per share. The table below sets forth the reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      ------------------------       ------------------------
                                                              JUNE 30,                      JUNE 30,
                                                              --------                      --------
                                                      1998             1997             1998           1997
                                                      ----             ----             ----           ----

Shares used in computing basic earnings (loss)
     per share....                                    25,480          25,213           25,365         25,213

Dilutive effect of options.......................         --              --               --             50
                                                     -------         -------          -------        -------
Shares used in computing diluted earnings
     (loss) per share............................     25,480          25,213           25,365         25,263
                                                     ========        =======          =======       ========


                  TeleSpectrum Worldwide Inc. and Subsidiaries
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


5. DISCONTINUED OPERATIONS

In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. As required by APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has accounted for the results of operations and net assets of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. The operating results for the three and six months ended June 30, 1998 and June 30, 1997, and the net assets at June 30, 1998 and December 31, 1997 have been restated to reflect discontinued operations.

In the first quarter of 1998, the Company sold substantially all of the assets and liabilities of the Market Research segment and the Direct Mail and Fulfillment segment for approximately $38,000,000 in cash, which resulted in a loss of approximately $907,000, which was recorded as of December 31, 1997. The Company used the proceeds from these sales to repay all outstanding borrowings on the secured credit facility.

The following table summarizes the operating results of the discontinued operations (in thousands):


                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          ------------------            ----------------
                                                               JUNE 30,                     JUNE 30,
                                                               --------                     --------
                                                         1998          1997            1998           1997
                                                         ----          ----            ----           ----
Revenues........................................        $    --       $5,422          $4,189         $10,316
Operating expenses..............................             --        4,430           3,463           8,474
                                                             --        -----           -----           -----
Income before income taxes......................             --          992             726           1,842
Income tax provision............................             --          350             247             626
                                                             --          ---             ---             ---
Income from discontinued operations.............             --         $642            $479          $1,216
                                                             ==         ====            ====          ======

6. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product, straight-line basis over the estimated useful lives of the products (three years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of June 30,1998, the Company believes that no revisions to the remaining useful life or write-downs of capitalized software development costs ($225,000 net book value at June 30, 1998) are required.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                                  (UNAUDITED)
-------------------------------------------------------------------------------


7. SECURED CREDIT FACILITY

On April 14, 1998, the Company entered into a Loan and Security Agreement with Mellon, which provides for a $20 million credit facility (the "Credit Facility") to be repaid in April 2002. Under the terms of the Credit Facility, the Company can borrow up to the lesser of $20 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can draw on the Credit Facility in increments of $500,000 or more. The Company can elect at the time of the draw to pay interest at prime plus 0.50% or at a LIBOR rate plus 2.50% and will pay a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit, which can be issued, on the outstanding undrawn amount of the Credit Facility. The letters of credit shall not exceed $1.5 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants. At June 30, 1998, the Company had no outstanding borrowings under its Credit Facility and $18,162,000 available under the Credit Facility.

8. SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $168,000 and $273,000 of interest expense for the three months ended June 30, 1998 and June 30, 1997 and $599,000 and $344,000 for the six months ended June 30, 1998 and June 30, 1997, respectively. The Company did not pay any income taxes during the three and six months ended June 30, 1998 and June 30, 1997.

In March 1997, the Company settled the earn-out agreement with the seller of one of the Initial Operating Businesses under which the Company paid $25.0 million in March 1997 and agreed to pay $600,000 over a two year period in equal installments of which, the Company has paid $350,000 through June 30, 1998.

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

The Company does not believe a significant credit risk exists for unreserved accounts receivable at June 30, 1998. The Company had two clients, which accounted for approximately 10.9% and 10.2% of total revenues for the three months ended June 30, 1998, respectively, and 5.6% and 12.7% of total accounts receivable at June 30, 1998, respectively. The Company also had one other client which accounted for 18.7% of total accounts receivable at June 30, 1998. On July 8, 1988, a large telemarketing client of the company suspended operations pending regulatory review. The Company was able to replace the majority of this client's business through increases within existing clients as well as with new clients. No client accounted for more than 10% of total revenues for the six months ended June 30, 1998.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

10. COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income
(loss) and unrealized gains and losses from foreign currency translation. Total comprehensive income (loss) for the three months ended June 30, 1998 and 1997 was $(2,648,000) and $(616,000), respectively, and for the six months ended June 30, 1998 and 1997 was $(12,694,000) and $2,028,000, respectively.

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

Operational Losses

The Company's operating results have deteriorated since the first quarter of 1997. The Company incurred a net loss of $160 million for the year ended December 31, 1997. Included in the net loss was a $139 million goodwill impairment charge and $11.6 million in charges related to call center closings. Notwithstanding the foregoing charges, the Company incurred operating losses in 1997. The Company also incurred a loss of $10.1 million in the first quarter of 1998 and $2.6 million in the second quarter of 1998. The Company mainly attributes these losses to the costs associated with expanding its telemarketing call center capacity in the first and second quarters of 1997 to meet its growth expectations and the costs associated with subsequently reducing in the third and fourth quarters of 1997 and first and second quarters of 1998. The Company determined to reduce its capacity when the Company's largest customer, MBNA, dramatically reduced its telemarketing programs with the Company and the Company was not able to procure new clients to fill its excess capacity. The Company also attributes these losses to decreased telemarketing rates resulting from industry pricing pressures and its acceptance of lower-margin business in an effort to fill some of its overcapacity. The Company believes that there has been a decline in the growth in the outsourcing of teleservices. This decline has resulted in overcapacity in the telemarketing industry and greater price competition. The ability of the Company to return to profitability will be dependent on its ability to achieve additional operating efficiencies, while maintaining or expanding its customer base. There can be no assurance that the Company will accomplish these objectives.

Discontinued Operations

In the first quarter of 1998, the Company sold substantially all of the assets and liabilities of the Market Research Segment and the Direct Mail and Fulfillment segment for approximately $38,000,000 in cash, which resulted in a loss of approximately $907,000, which was recorded as of December 31, 1997. The Company used the proceeds from these sales to repay all outstanding borrowings on the secured credit facility.

Goodwill Impairment

In the fourth quarter of 1997, the Company performed an in-depth evaluation of the carrying value of goodwill due to the Company's poor operating performance, and the overall significant changes in the industry outlook, and recorded a goodwill impairment charge of $139,072,000, which represented the goodwill associated with the Telemarketing Segment. As of June 30, 1998, the remaining goodwill of $27,374,000 relates exclusively to the Customer Care Segment, which the Company believes is realizable.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES



RESULTS OF OPERATIONS


Comparison of the Actual results of operations for the three months ended June 30, 1998 to the three months ended June 30, 1997.

                                                                        ACTUAL
                                                                 RESULTS OF OPERATIONS
                                                                 (DOLLARS IN MILLIONS)
                                                              ----------------------------------
                                                    THREE MONTHS          AS A          THREE MONTHS          AS A
                                                       ENDED          PERCENTAGE OF         ENDED         PERCENTAGE OF
                                                   JUNE 30, 1998        REVENUES        JUNE 30,1997        REVENUES
                                                   --------------     -------------     -------------     -------------
Revenues:
  Telemarketing................................        $30.4              75%               $40.9              83%
  Customer care................................          9.9              25%                 8.3              17%
                                                        ----             ----                ----             ----
Total revenue..................................         40.3             100%                49.2             100%
Cost of services:
  Telemarketing................................         27.8              69%                36.8              75%
  Customer care................................          9.7              24%                 8.1              16%
                                                        ----             ----                ----             ----
Total cost of services.........................         37.5              93%                44.9              91%
Total selling, general and administrative......          5.0              12%                 4.1               8%
Amortization of goodwill.......................          0.3               1%                 1.8               4%
                                                        ----             ----                ----             ----
Total operating expenses.......................         42.8             106%                50.8             103%
Operating income (loss)........................         (2.5)            (6)%                (1.6)            (3)%
Interest (expense) income, net.................         (0.1)             --%                (0.4)            (1)%
                                                        ----             ----                ----             ----
Income (loss) before taxes.....................         (2.6)            (6)%                (2.0)            (4)%
Income tax benefit (expense)...................                           --%                 0.7               1%
                                                                         ----                ----             ----
Income (loss) from continuing operations.......         (2.6)            (6)%                (1.3)            (3)%
Income from discontinued operations                     ----             ----                ----             ----
(net of tax)...................................         ----             ---%                 0.7               2%
                                                        ----             ----                ----             ----
Net income (loss)..............................        $(2.6)            (6)%               $(0.6)            (1)%
                                                       =====            =====               =====            =====

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


The Company's results of operations classify its Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations (see Note 5 to the Condensed Consolidated Financial Statements).

REVENUE

Total revenue for the three months ended June 30, 1998 amounted to $40.3 million, a decrease of $8.9 million or 18% from $49.2 million for the three months ended June 30, 1997. This decrease in aggregate revenue was driven by the reduction of calling hours within the Telemarketing Segment.

Telemarketing Segment

Telemarketing revenue of $30.4 million for the three months ended June 30, 1998 accounted for 75% of the Company's total revenue for the three months ended June 30, 1998 and represents a decrease of $10.5 million or 26% from $40.9 million for the same prior year period. The decrease in Telemarketing revenues is principally attributable to decreased calling hours. Of this decrease, $28.3 million was attributable to the loss of clients of which one client, MBNA America ("MBNA"), represented $16.8 million of the entire loss. The decrease of revenue from loss of clients was offset by an increase of $13.9 million attributable to services initiated for new clients, and an increase of $3.9 million attributable to services initiated for existing clients. On July 8, 1998, a large Telemarketing client of the Company suspended operations pending regulatory review. This client represented 10% of the Company's revenues for the three months ended June 30, 1998. The Company was able to replace the majority of this clients business through increases within existing clients as well as with new clients.

Customer Care Segment

Customer Care revenue of $9.9 million for the three months ended June 30, 1998 accounted for 25% of total revenue for the three months ended June 30, 1998 and represents an increase of $1.6 million or 19% from $8.3 million for the same prior year period. Of this increase, $2.3 million was attributable to services initiated for new clients, and $1.1 million was attributable to services initiated for existing clients, offset by a decrease in revenues attributable to the loss of clients of $1.8 million.

COST OF SERVICES

Cost of services amounted to $37.5 million for the three months ended June 30, 1998, a decrease of $7.4 million or 16% from $44.9 million for the same prior year period. As a percentage of total revenues, cost of services were 93% and 91% for the three months ended June 30, 1998 and 1997, respectively.

Telemarketing Segment

Telemarketing costs of services for the three months ended June 30, 1998 accounted for 74% of the Company's total cost of services from continuing operations for the three months ended June 30, 1998 and represents a decrease of $9.0 million or 24% when compared to Telemarketing cost of services of $36.8 million for the same prior year period. Cost of services for the three months ended June 30, 1998 includes $0.3 million related to employee severance and termination benefits for certain employees. As a percentage of Telemarketing revenue, Telemarketing cost of service expenses were 91% and 90% for the three months ended June 30, 1998 and 1997, respectively. The Company attributes this increase in cost of services as a percentage of revenue primarily to the expansion of the Company's productive capacity in the first and second quarter of 1997, which in turn resulted in the lower utilization of telemarketing personnel and facilities. In addition, as a result of industry pricing pressures and in an effort to fill some of its over capacity, the Company accepted less profitable telemarketing contracts to utilize some of its capacity. Due to lower calling volume activity, the Company is in the process of renegotiating its long distance telecommunications contracts with its major vendors. The Company does not believe that the renegotiating of these contracts will have a material adverse effect on its results of operations.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


Customer Care Segment

Customer Care cost of services for the three months ended June 30, 1998 accounted for 26% of the Company's total cost of services from continuing operations for the three months ended June 30, 1998 and represents an increase of $1.6 million or 20% when compared to Customer Care cost of services of $8.1 million for the same prior year period. As a percentage of Customer Care revenue, Customer Care cost of service expenses were 98% for the three months ended June 30, 1998 and 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses amounted to $5.0 million, an increase of $0.9 million or 22% when compared to SG&A expenses of $4.1 million for the same prior year period. As a percentage of total revenue, SG&A expenses were 12% and 8% for the three months ended June 30, 1998 and 1997, respectively.

Selling, general and administrative expenses for the three months ended June 30, 1998 include a $0.2 million charge related to employee severance agreements, a $2.3 million provision for bad debts offset by a reduction in certain employee benefit accruals of $0.6 million. SG&A expenses, without this net charge of $1.9 million, would have decreased $1.0 million or 24% for the three months ended June 30, 1998 when compared to the same prior year period. As a percentage of revenue, SG&A expenses, without the charges, would have been 8%.

AMORTIZATION OF GOODWILL

Amortization of Goodwill expense amounted to $0.3 million, a decrease of $1.5 million or 83% when compared to amortization of goodwill expense of $1.8 million for the same prior year period. As a percentage of total revenue, amortization of goodwill expense was 1% and 4% for the three months ended June 30, 1998 and 1997, respectively. The decrease in amortization of goodwill expense resulted from the Company recording a goodwill impairment charge of $139.1 million in the fourth quarter of 1997, which represented the goodwill associated with the Telemarketing Segment. As of June 30, 1998, the remaining net goodwill of $27.4 million relates exclusively to the Customer Care Segment.

INTEREST (EXPENSE) INCOME

Net interest expense for the three months ended June 30, 1998 amounted to $0.1 million a decrease of $0.3 million when compared to net interest expense of $0.4 million from the same prior year period. The decrease in net interest expense resulted from reduced borrowings outstanding under the credit facility during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


INCOME TAX (EXPENSE) BENEFIT

Income tax (expense) benefit is a function of pretax income (loss) and the combined effective tax rate of federal and state income taxes. This combined rate was 0% and 36.0% for the three months ended June 30, 1998 and 1997, respectively. The income tax benefit for the three months ended June 30, 1997 is a result of an offset of a provision recorded during the first three months of 1997. As of June 30, 1998, the Company has a net operating loss carryforward of approximately $9.0 million. Also, as of June 30, 1998, the Company has approximately $125.0 million of future income tax deductible amounts (to be amortized principally over 15 years) related to the 1997 goodwill impairment and call center charges. Due to the uncertain realization of these deferred tax assets, the Company has recorded a full valuation allowance as of June 30, 1998.

INCOME FROM DISCONTINUED OPERATIONS

In February 1998 the Company sold its Market Research Segment and in March 1998 the Company consummated the sale of its Direct Mail and Fulfillment Segment. For the three months ended June 30, 1998, there were no operations for these segments. For the three months ended June 30, 1997, the Company has accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for the three months ended June 30, 1997 amounted to $0.7 million (net of tax).

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Actual results of operations for the six months ended June 30, 1998 to the six months ended June 30, 1997.

                                                                                 ACTUAL
                                                                          RESULTS OF OPERATIONS
                                                                          (Dollars In Millions)
                                                                    ----------------------------------
                                                    SIX MONTHS           AS A            SIX MONTHS           AS A
                                                       ENDED          PERCENTAGE OF         ENDED         PERCENTAGE OF
                                                   JUNE 30, 1998        REVENUES        JUNE 30,1997        REVENUES
                                                   --------------     -------------     -------------     -------------
Revenues:
  Telemarketing................................        $59.2              74%               $77.2              83%
  Customer care................................         20.7              26%                16.3              17%
                                                        ----             ----                ----             ----
Total revenue..................................         79.9             100%                93.5             100%
Cost of services:
  Telemarketing................................         60.2              75%                65.9              71%
  Customer care................................         20.0              25%                15.1              16%
                                                        ----             ----                ----             ----
Total cost of services.........................         80.2             100%                81.0              87%
 Total selling, general and administrative......        11.6              15%                 7.1               7%
Amortization of goodwill.......................          0.6               1%                 3.6               4%
                                                        ----             ----                ----             ----
Total operating expenses.......................         92.4             116%                91.7              98%
 Operating income (loss)........................       (12.5)           (16)%                 1.8               2%
Interest (expense) income, net.................         (0.9)            (1)%                (0.2)             --%
                                                        ----             ----                ----             ----
Income (loss) before taxes.....................        (13.4)           (17)%                 1.6               2%
Income tax benefit (expense)...................          0.2              --%                (0.7)            (1)%
                                                        ----             ----                ----             ----
Income (loss) from continuing operations.......        (13.2)           (17)%                 0.9               1%
 Income from discontinued operations
(net of tax)...................................          0.5               1%                 1.2               1%
                                                        ----             ----                ----             ----
Net income (loss)..............................       $(12.7)           (16)%                $2.1               2%
                                                      ======           ======              ======           ======

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


The Company's results of operations classify its Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations (see Note 5 to the Condensed Consolidated Financial Statements).

REVENUE

Total revenue for the six months ended June 30, 1998 amounted to $79.9 million, a decrease of $13.6 million or 15% from $93.5 million for the six months ended June 30, 1997. This decrease in aggregate revenue was driven by the reduction of calling hours within the Telemarketing Segment.

Telemarketing Segment

Telemarketing revenue of $59.2 million for the six months ended June 30, 1998 accounted for 74% of the Company's total revenue for the six months ended June 30, 1998 and represents a decrease of $18.0 million or 23% from $77.2 million for the same prior year period. The decrease in Telemarketing revenues is principally attributable to decreased calling hours. Of this decrease, $45.8 million was attributable to the loss of clients of which one client, MBNA America ("MBNA"), represented $25.6 million of the entire loss. The decrease of revenue from loss of clients was offset by an increase of $23.5 million attributable to services initiated for new clients, and an increase of $4.3 million attributable to services initiated for existing clients. On July 8, 1998, a large Telemarketing client of the Company suspended operations pending regulatory review. This client represented 9% of the Company's revenues for the six months ended June 30, 1998. The Company was able to replace the majority of this clients business through increases within existing clients as well as with new clients.

Customer Care Segment

Customer Care revenue of $20.7 million for the six months ended June 30, 1998 accounted for 26% of total revenue for the six months ended June 30, 1998 and represents an increase of $4.4 million or 27% from $16.3 million for the same prior year period. Of this increase, $4.5 million was attributable to services initiated for new clients, $1.5 million was attributable to services initiated for existing clients offset by a decrease in revenues attributable to the loss of clients of $1.6 million.

COST OF SERVICES

Cost of services amounted to $80.2 million for the six months ended June 30, 1998, a decrease of $0.8 million or 1% from $81.0 million for the same prior year period. As a percentage of total revenues, cost of services were 100% and 87% for the six months ended June 30, 1998 and 1997, respectively.

Telemarketing Segment

Cost of services for the six months ended June 30, 1998 accounted for 75% of the Company's total cost of services from continuing operations for the six months ended June 30, 1998 and represents an increase of $5.7 million or 9% when compared to Telemarketing cost of services of $65.9 million for the same prior year period. Cost of services for the six months ended June 30, 1998 includes $0.8 million related to employee severance and termination benefits related to the closing of fifteen Telemarketing call centers. As a percentage of Telemarketing revenue, Telemarketing cost of service expenses were 102% and 85% for the six months ended June 30, 1998 and 1997, respectively. The Company attributes this increase in cost of services as a percentage of revenue primarily to the expansion of the Company's productive capacity in the first and second quarter of 1997, which in turn resulted in the lower utilization of telemarketing personnel and facilities. In addition, as a result of industry pricing pressures and in an effort to fill some of its over capacity, the Company accepted less profitable telemarketing contracts to utilize some of its capacity. Due to lower calling volume activity, the Company is in the process of renegotiating its long distance telecommunications contracts with its major vendors. The Company does not believe that the renegotiating of these contracts will have a material adverse effect on its results of operations.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


Customer Care Segment

Customer Care cost of services for the six months ended June 30, 1998 accounted for 25% of the Company's total cost of services from continuing operations for the six months ended June 30, 1998 and represents an increase of $4.9 million or 32% when compared to Customer Care cost of services of $15.1 million for the same prior year period. As a percentage of Customer Care revenue, Customer Care cost of service expenses were 97% and 93% for the six months ended June 30, 1998 and 1997, respectively. The increase in Customer Care cost of service expenses for the six months ended June 30, 1998, as a percentage of revenue, as compared to the same prior year period, resulted primarily from the expansion of the administrative infrastructure of the TARP business in anticipation of expected growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses amounted to $11.6 million, an increase of $4.5 million or 63% when compared to SG&A expenses of $7.1 million for the same prior year period. As a percentage of total revenue, SG&A expenses were 15% and 7% for the six months ended June 30, 1998 and 1997, respectively.

Selling, general and administrative expenses for the six months ended June 30, 1998 include a $1.3 million charge related to corporate overhead reduction related to employee severance agreements, a $2.3 million provision for bad debts offset by a reduction in certain employee benefit accruals of $0.6 million. SG&A expenses, without the charges of $3.0 million, would have increased $1.5 million or 21% for the six months ended June 30, 1998 when compared to the same prior year period. As a percentage of revenue, SG&A expenses, without the charge of $3.0 million, would have been 11%. The increase in SG&A expenses for the six months ended June 30, 1998, as a percentage of revenue, as compared to the same prior year period, resulted primarily from the expansion of the Company's administrative infrastructure in response to the Company's growth, and the expenses associated with the consolidation of the Initial Operating Businesses. In addition for the six months ended June 30, 1998, SG&A expenses, includes $0.4 million of expense associated with a stock subscription agreement entered into with an executive of the Company.

AMORTIZATION OF GOODWILL

Amortization of Goodwill expense amounted to $0.6 million, a decrease of $3.0 million or 83% when compared to amortization of goodwill expense of $3.6 million for the same prior year period. As a percentage of total revenue, amortization of goodwill expense was 1% and 4% for the six months ended June 30, 1998 and 1997, respectively. The decrease in amortization of goodwill expense resulted from the Company recording a goodwill impairment charge of $139.1 million in the fourth quarter of 1997, which represented the goodwill associated with the Telemarketing Segment. As of June 30, 1998, the remaining net goodwill of $27.4 million relates exclusively to the Customer Care Segment.

INTEREST (EXPENSE) INCOME

Net interest expense for the six months ended June 30, 1998 amounted to $0.9 million an increase of $0.7 million when compared to net interest expense of $0.2 million from the same prior year period. The increase in net interest expense resulted from increased borrowings outstanding under the credit facility during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

INCOME TAX (EXPENSE) BENEFIT

Income tax (expense) benefit is a function of pretax income (loss) and the combined effective tax rate of federal and state income taxes. This combined rate was (1.8)% and 45.5% for the six months ended June 30, 1998 and 1997, respectively. Income tax benefit for the six months ended June 30, 1998 amounted to $0.2 million a difference of $0.9 million when compared to income tax expense of $0.7 million for the same prior year period. The 1998 income tax benefit is a result of an offset recorded for the $0.2 million tax provision of the discontinued operations. As of June 30, 1998, the Company has a net operating loss carryforward of approximately $9.0 million. Also, as of June 30, 1998, the Company has approximately $125.0 million of future income tax deductible amounts (to be amortized principally over 15 years) related to the 1997 goodwill impairment and call center charges. Due to the uncertain realization of these deferred tax assets, the Company has recorded a full valuation allowance as of June 30, 1998.

INCOME FROM DISCONTINUED OPERATIONS

In February 1998 the Company sold its Market Research Segment and in March 1998 the Company consummated the sale of its Direct Mail and Fulfillment Segment. For the six months ended June 30, 1998 and 1997, the Company has accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for the six months ended June 30, 1998 and 1997 amounted to $0.5 million and $1.2 million (net of tax), respectively. Revenues for the six months ended June 30, 1998 amounted to $4.2 million a decrease of $6.1 million or 59% when compared to revenues of $10.3 million for the same prior year period. Operating expenses for the six months ended June 30, 1998 amounted to $3.5 million a decrease of $5.1 million or 59% when compared to operating expenses of $8.6 million for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES


DOLLARS IN MILLIONS                                                               SIX MONTHS ENDED     SIX MONTHS ENDED
CASH FLOWS PROVIDED BY (USED IN):                                                   JUNE 30,1998         JUNE 30,1997
---------------------------------                                                ------------------   ------------------
Operating Activities..........................................................        $(8.6)                $(2.4)
Investing Activities..........................................................         36.2                 (54.2)
Financing Activities..........................................................        (28.4)                 28.4


For the six months ended June 30, 1997
--------------------------------------

At June 30, 1997 the Company had a zero cash balance. The Company generated $28.4 million through financing activities. The Company borrowed $28.6 million under its Credit Facility. During this period the Company used net $0.2 million to repay other debt and capital lease obligations.

During this period the Company used $54.2 million for investing activities. The Company used $25.0 million in settlement of an earn-out obligation under the terms of the purchase agreement of one of the Initial Operating Businesses, $1.2 million related to purchase price adjustments under terms of the Initial Operating Businesses' purchase agreements, and $1.6 million related to accrued separation costs for certain former owners of the Initial Operating Businesses. The Company also used $5.3 million to purchase the net assets of TeleSpectrum FX, and $15.9 million for the purchase of property and equipment associated with the commencement of the Company's call center expansion and centralization initiatives. In addition the Company used $4.2 million to purchase a business which was subsequently sold and $1.0 million related to capital investments for discontinued operations.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


During this period the Company used $2.4 million from operating activities consisting of $5.6 million used in continuing operations and $3.2 million generated from discontinued operations.

For the six months ended June 30, 1998

At June 30, 1998, the Company had a zero cash balance. During the six months ended June 30, 1998, the Company used $0.8 million in cash which consisted of $8.6 million in net cash used in operating activities, $36.2 million net cash provided by investing activities and $28.4 million of net cash used in financing activities.

The $8.3 million of cash used in operating activities consisted of $8.0 million used in continuing operations and $0.3 million used in discontinued operations. The $8.0 million of cash used in continuing operations was principally related to operating losses and the funding of working capital requirements.

The $36.0 million of cash provided from investing activities consisted of $38.0 million of cash received from the sale of the Market Research and the Direct Mail and Fulfillment Segments in February and April of 1998. During the six months ended June 30, 1998 purchases of property and equipment were $1.8 million. The Company used $0.3 million related to capital investments for discontinued operations.

The net cash used in financing activities primarily consisted of $29.0 million of net payments made against the Company's Credit Facility dated January 24, 1997, as amended. In addition, the Company made payments on debt and capital lease obligations totaling approximately $0.8 million and received proceeds from the exercise of stock options and sale of common stock totaling $1.4 million.

On March 25, 1998, the Company was notified by its primary lending institution, Mellon Bank N.A. (Mellon), that the Company was in default of certain loan covenants of its Credit Facility. The Company repaid this facility on April 1, 1998, with the proceeds from the sale of its Direct Mail and Fulfillment Segment. On April 14, 1998, the Company entered into a new Credit Facility with Mellon which provides for a $20 million Credit Facility that expires in April 2002. Under the terms of the Credit Facility, the Company can borrow up to the lesser of $20 million or an amount that is determined as 80% of the net accounts
receivable aged 90 days or less.   The Company had $18,162,000 of available
borrowings at June 30, 1998. The Company can draw on the Credit Facility in increments of $500,000 or more. The Company can elect at the time of the draw to pay interest at prime plus 0.50% or at a LIBOR rate plus 2.50% and will pay a commitment fee of 0.375% of the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit, which may be issued on the outstanding undrawn amount of the Credit Facility. The letters of credit shall not exceed $1.5 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants.

In order to satisfy the financial covenants under this facility on a continuing basis, the Company must successfully complete its current restructuring plans. Though the Company believes it will remain in compliance with the 1998 credit facility covenants, there is no assurance the Company will be able to satisfy such covenants.

The Company believes borrowings available under its April 1998 Credit Facility will be sufficient to meet its operating and capital needs into 1999.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


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

The Company's telemarketing agreements with its clients generally do not assure that the Company will achieve a specific level of revenue and generally are terminable by the clients on relatively short notice. Additionally, the amount of revenue the Company generates from a particular client is dependent upon a number of factors, including, the ability of the Company to achieve marketing and sales results required by the client and the results achieved by the Company as compared to both the clients' in-house operations and/or other competing outsource service providers. In addition to these factors, numerous agreements with its clients are also based on actual sales achieved. Accordingly, the ability of the Company to achieve its desired results of operations is also contingent upon its telephone sales representatives being able to effectively and efficiently market the clients' products combined with the quality of the lists of prospective customers provided by the Company's clients.

The Company is continuing its review of its costs, organizational structure and information technology in an effort to identify opportunities for cost reduction and efficiency. While the Company expects to achieve further cost reductions, there can be no assurance that it will be able to successfully achieve its desired results.

Reliance on Major Clients

Although only two customers of the Company represent more than 10% of the Company's revenues, the Company may in the future develop relationships with clients that represent a large concentration of revenues. Since most client contracts can generally be canceled by the client upon relatively short notice, the Company will be vulnerable to any unexpected termination or non-renewal of such a relationship. On July 8, 1998, one of these customers suspended operations pending regulatory review. The Company was able to replace the majority of this customers business through increases within existing customers as well as with new customers.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

Need for Additional Financing

The Company currently estimates proceeds available under the Company's credit facility and cash generated from operations, will be sufficient to finance its current operations. There can be no assurance, however, that these sources will actually be sufficient to meet the Company's needs, particularly if the Company does not achieve its planned cost reductions or generate expected revenue levels. If these sources are not sufficient, the Company will be required to seek additional debt or equity financing and there can be no assurance given that any such financing will be available on terms acceptable to the Company, if at all. If additional financing is raised by issuing equity securities, existing shareholders may experience significant dilution.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

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

FORWARD-LOOKING STATEMENTS

Statements contained in Management's Discussion and Analysis of Financial Results and Financial Condition and elsewhere in this Form 10-Q, regarding capacity utilization rate, new clients, expected revenues, cost reductions, efficiencies and growth are forward-looking statements that could involve substantial risk and uncertainty. For these statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following are factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: agreements with its existing clients generally do not assure a specific level or duration of revenue, revenue assumptions may not be realized, cost reductions and efficiencies may not be achieved, growth and profitability assumptions assume the addition of new clients not currently identified, and contracts may not be realized and capacity utilization rate may be adversely affected due to competitors' actions or clients' requirements.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

              The Company is involved in the following legal proceedings:

              1. Manufacturing Administration and Management Systems, Inc. vs TeleSpectrum Worldwide Inc. The plaintiff alleges a patent infringement with respect to dialer technology. The Company's provider of the dialer technology has accepted defense of the Company in this matter.

              2. North American Publishing Company vs. Dial Direct, Inc. A former customer of a predecessor company of the Company alleges damages of $120,000 as a result of a delay in the Company providing requested information. The Company is defending the claim.

              3. Parcel Consultants Incorporated d/b/a NTC vs. TeleSpectrum Worldwide Inc. Plaintiff alleges breach of contract and fraud. The Company disputes the allegations and is defending the claim.

              4. TeleSpectrum Worldwide Inc. vs. Parcel Consultants Incorporated and Anthony Provenzano. The Company has sued for collection of $4,742,000 due for services performed.

     ITEM 2.  CHANGES IN SECURITIES

              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          At the Company's Annual Meeting of Shareholders held on May 27, 1998, the shareholders elected six directors. In the election of the directors, 22,851,729 shares were voted in the favor of J. Brian O'Neill and 231,938 shares voted against, 23,031,193 shares were voted in favor of the election of Keith E. Alessi and 52,474 shares voted against, 23,021,356 shares were voted in favor of the election of Joseph DelRaso and 62,311 shares voted against, 22,031,316 shares were voted in favor of the election of William
     F. Rhatigan and 52,351 shares voted against, 22,032,700 shares were voted in favor of the election of Richard W. Virtue and 50,961 shares voted against, and 23,021,410 shares were voted in favor of the election of Kevin
     W. Wash and 62,251 voted against.

     ITEM 5.  OTHER INFORMATION

          On April 14, 1998, the Company entered into a new Loan and Security Agreement with Mellon, which provides for a $20 million credit facility (the "Credit Facility") to be repaid in April 2002. Under the terms of the Credit Facility, the Company can borrow up to the lesser of $20 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can draw on the Credit Facility in increments of $500,000 or more. The Company can elect at the time of the draw to pay interest at prime plus 0.50% or at a LIBOR rate plus 2.50% and will pay a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit, which can be issued, on the outstanding undrawn amount of the Credit Facility. The letters of credit shall not exceed $1.5 million and have a fee equal to 1.00% per annum on the face amount of each letter of credit. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants.

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

                     3.02       Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of the Company's Registration Statement on Form S-1
                                (File No. 333-04349)

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

                    10.03       Stock Option agreement dated as of March 18, 1998, between
                                TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to Exhibit 10.10 (a) of the Registrants Form 10-K for the
                                fiscal year ended December 31, 1997.

                    10.04       Stock Option agreement dated as of March 18, 1998, between
                                TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to Exhibit 10.10 (b) of the Registrants Form 10-K for the
                                fiscal year ended December 31, 1997.

                    10.05       Amended and Restated Employment agreement dated as of February
                                25, 1998, between TeleSpectrum Worldwide Inc. and Brian J. O'Neill is incorporated by reference to Exhibit 10.11 of the Regstrants Form
                                10-K for the fiscal year ended December 31, 1997.

                    10.06       Asset Purchase Agreement dated as of MArch 6, 1998 by and among
                                TeleSpectrum Worldwide Inc., First Service Corporation, DDS
                                Dyment Distribution Service Ltd., DDS Harris Limited and DDS
                                Harris Fulfillment Limited is incorporated by refernce to Exhibit
                                10.17 of the Registrants Form 10-K for the fiscal year ended December
                                31, 1997.

                   10.07        Asset Aquisition Agreement dated as of January 16, 1998 by and among
                                TeleSpectrum Worldwide Inc., NCO Group, Inc. and NCO Teleservices,
                                Inc. is incorporated by refernce to Exhibit 10.18 of the Registrants Form
                                10-K for the fiscal year ended December 31, 1997.

                  10.08         Loan and Security Agreement dated as of April 14, 1998 by and among
                                TeleSpectrum Worldwide Inc., TeleSpectrum Trademarks, Inc. and
                                TeleSpectrum Investments, Inc. and Mellon Bank, N.A. is incorporated by reference to Exhibit 10.08 of the Registrants Form 10-Q for the
                                quarter ended March 31, 1998.

                  27.01         Financial Data Schedule.



            (b)   Form  8-K

                  The Company filed a Current Report on Form 8-K with the Commission on
                  March 24, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TeleSpectrum Worldwide Inc.
                                       -------------------------------------
                                                     (Registrant)


     Date: August 14, 1998               /s/ Richard C. Schwenk, Jr.
           ---------------             -------------------------------------
                                              Richard C. Schwenk, Jr.
                                             TeleSpectrum Worldwide Inc.
                                            Executive Vice President and
                                              Chief Financial Officer