Form 10-Q
period 1998-09-30
TELESPECTRUM WORLDWIDE INC
filed 1998-11-16
CIK 1014960

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q



(Mark One)
  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      or

  [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________

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

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on November 13, 1998 was 25,689,671.


================================================================================

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


                               Table of Contents
                               -----------------

Item No.                                                                    Page
           PART I -- FINANCIAL INFORMATION
     1.    Financial Statements (unaudited):
             Condensed Consolidated Results of Operations
                  For the Three Months Ended September 30, 1998 and
                  For the Three Months Ended September 30, 1997              3
             Condensed Consolidated Results of Operations
                 For the Nine Months Ended September 30, 1998 and
                 For the Nine Months Ended September 30, 1997                4
             Condensed Consolidated Balance Sheets
                 September 30, 1998 and December 31, 1997                    5
              Condensed Consolidated Statements of Cash Flows
                 For the Nine Months Ended September 30, 1998 and
                 For the Nine Months Ended September 30, 1997                6
              Notes to Condensed Consolidated Financial Statements           7

     2.    Management's Discussion and Analysis of Results of Operations
             and Financial Condition                                        11

           PART II - OTHER INFORMATION                                      23

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                  (Unaudited)
              (Dollars in Thousands -- Except Per Share Amounts)

                                                                     THREE MONTHS              THREE MONTHS
                                                                         ENDED                     ENDED
                                                                  SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                                                                  ------------------        ------------------
REVENUES                                                             $ 44,476                      $ 40,660
                                                                     --------                      --------
OPERATING EXPENSES:
    Cost of services                                                   38,152                        46,488
    Selling, general and administrative                                 3,200                         8,033
    Amortization of goodwill                                              294                         1,833
                                                                     --------                      --------
           Total operating expenses                                    41,646                        56,354
                                                                     --------                      --------
           Operating income (loss)                                      2,830                       (15,694)

INTEREST INCOME (EXPENSE)                                                (162)                         (636)
                                                                     --------                      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                2,668                       (16,330)
      BEFORE INCOME TAXES

INCOME TAX BENEFIT (EXPENSE)                                               --                         2,811
                                                                     --------                      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                2,668                       (13,519)

INCOME FROM DISCONTINUED OPERATIONS                                        --                           238
                                                                     --------                      --------
NET INCOME (LOSS)                                                    $  2,668                      $(13,281)
                                                                     ========                      ========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                                            $   0.10                      $  (0.54)
    DISCONTINUED OPERATIONS                                              0.00                          0.01
                                                                     --------                      --------
    NET INCOME (LOSS)                                                $   0.10                      $  (0.53)
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

                                                                           NINE MONTHS             NINE MONTHS
                                                                             ENDED                    ENDED
                                                                       SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                                                                       ------------------        ------------------
REVENUES                                                                  $ 124,391                $ 134,120
                                                                          ---------                ---------
OPERATING EXPENSES:
    Cost of services                                                        118,377                  127,490
    Selling, general and administrative                                      14,800                   15,141
    Amortization of goodwill                                                    884                    5,425
                                                                          ---------                ---------
           Total operating expenses                                         134,061                  148,056
                                                                          ---------                ---------
           Operating income (loss)                                           (9,670)                 (13,936)
INTEREST INCOME (EXPENSE)                                                    (1,095)                    (810)
                                                                          ---------                ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
              INCOME TAXES                                                  (10,765)                 (14,746)
INCOME TAX BENEFIT (EXPENSE)                                                    247                    2,091
                                                                          ---------                ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                    (10,518)                 (12,655)

INCOME FROM DISCONTINUED OPERATIONS                                             479                    1,454
                                                                          ---------                ---------
NET INCOME (LOSS)                                                         $ (10,039)               $ (11,201)
                                                                          =========                =========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                                                 $   (0.41)               $   (0.50)
    DISCONTINUED OPERATIONS                                                    0.02                     0.06
                                                                          ---------                ---------
    NET INCOME (LOSS)                                                     $   (0.39)               $   (0.44)
                                                                          =========                =========

           See Notes to Condensed Consolidated Financial Statements.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                (Dollars in Thousands -- Except Share Amounts)

                                                                              September 30, 1998       December 31, 1997
                                                                             --------------------      -----------------
                                                                                   (unaudited)
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $      --            $     774
    Accounts receivable, net of
      allowance for doubtful accounts of
      $3,077 and $969, respectively                                                      40,253               37,360
    Income tax refund receivable                                                             --                2,912
    Prepaid expenses and other                                                            2,402                1,539
    Net assets of discontinued operations                                                    --               36,399
                                                                                      ---------            ---------
           Total current assets                                                          42,655               78,984

PROPERTY AND EQUIPMENT, NET                                                              34,207               36,731

GOODWILL, NET                                                                            27,080               27,964

OTHER ASSETS                                                                                805                1,042
                                                                                      ---------            ---------
           Total assets                                                               $ 104,747            $ 144,721
                                                                                      =========            =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Secured credit facility                                                           $   2,849            $  29,000
    Current maturities of long-term debt                                                    938                1,160
    Accounts payable                                                                      3,376                4,718
    Accrued expenses                                                                      8,703                9,125
    Accrued compensation                                                                  6,197                7,638
    Notes payable to sellers of businesses                                                  765                  990
    Other current liabilities                                                             5,688                5,698
                                                                                      ---------            ---------
           Total current liabilities                                                     28,516               58,329
                                                                                      ---------            ---------
LONG-TERM DEBT                                                                            3,002                3,800
                                                                                      ---------            ---------
OTHER NONCURRENT LIABILITIES                                                                927                2,215
                                                                                      ---------            ---------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 5,000,000 shares authorized,
       no shares issued or outstanding                                                       --                   --
    Common Stock, $.01 par value, 200,000,000 shares authorized,
      25,671,205 and 25,213,074 shares issued and outstanding, respectively                 257                  252
    Additional paid-in capital                                                          239,623              237,186
    Accumulated deficit                                                                (166,868)            (156,825)
    Deferred compensation                                                                  (530)                  --
    Cumulative currency translation adjustment                                             (180)                (236)
                                                                                      ---------            ---------
           Total stockholders' equity                                                    72,302               80,377
                                                                                      ---------            ---------
           Total liabilities and stockholders' equity                                 $ 104,747            $ 144,721
                                                                                      =========            =========

           See Notes to Condensed Consolidated Financial Statements.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                  Nine Months Ended       Nine Months Ended
                                                                                  September 30, 1998      September 30, 1997
                                                                                  ------------------      ------------------
Cash Flows From Operating Activities:
    Net loss                                                                             $(10,039)           $(11,201)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                    6,193               7,554
           Amortization of goodwill                                                           884               5,425
           Provision for bad debts                                                          2,361               1,119
           Deferred compensation                                                              326                  --
           Other items, net                                                                   932              (1,555)
           Changes in operating assets and liabilities-
                Accounts receivable                                                        (5,254)             (9,639)
                Income tax receivable                                                       1,180                 532
                Prepaid expenses and other                                                  3,112                (994)
                Accounts payable                                                           (1,280)             (4,117)
                Accrued compensation                                                       (1,983)              3,536
                Other accrued expenses                                                     (1,374)              3,722
                Deferred revenue                                                             (153)                 --
                Other liabilities                                                          (2,603)               (297)
                Net operating activities of discontinued operations                          (432)              5,057
                                                                                        ---------            --------
                     Net cash used in operating activities                                 (8,130)               (858)
                                                                                        ---------            --------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                                    (4,313)            (23,230)
    Proceeds from sale of businesses                                                       38,048                  --
    Acquisition of Initial Operating Businesses, net of cash acquired                          --                  --
    Payments related to acquisition of Initial Operating Businesses                          (378)            (28,339)
    Acquisition of TeleSpectrum FX (IVR)                                                       --              (5,327)
    Investment in business held for sale                                                       --              (4,502)
    Net investing activities of discontinued operations                                      (275)             (1,234)
                                                                                        ---------            --------
                     Net cash provided by (used in) investing activities                   33,082             (62,632)
                                                                                        ---------            --------

Cash Flows From Financing Activities:
    Net borrowings (repayments) on secured credit facility                                (26,151)             35,900
    Net borrowings (repayments) of long-term debt                                            (243)                313
    Payments of capital lease obligations                                                    (778)               (894)
    Proceeds from exercise of stock options and sale of common stock                        1,446                  --
                                                                                        ---------            --------
                     Net cash provided by (used in) financing activities                  (25,726)             35,319
                                                                                        ---------            --------

Net decrease in cash and cash equivalents                                                    (774)            (28,171)

Cash and cash equivalents, beginning of period                                                774              28,171
                                                                                        ---------            --------
Cash and cash equivalents, end of period                                                 $     --            $     --
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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. There have been no material changes in accounting policies from those stated in the Company's Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the three and nine months ended September 30, 1997 condensed consolidated results of operations to conform to the presentation used in the current period.

2. Company Background

The Company provides services to its customers through its two business segments, Telemarketing and Customer Care. The Company was incorporated in Delaware on April 26, 1996 and on August 12, 1996 completed its initial public offering. Concurrent with the offering, the Company began material operations with the acquisition of the assets of a number of businesses. The results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see Note 5).

3.  Goodwill Impairment Charge

In the fourth quarter of 1997, the Company performed an in-depth evaluation of the carrying value of goodwill due to the Company's operating performance and the overall significant changes in the industry outlook, and recorded a goodwill impairment charge of $139,072,000, which represented the goodwill associated with its Telemarketing Segment. As of September 30, 1998, the Company's remaining goodwill of $27,080,000 relates exclusively to its Customer Care Segment, which the Company believes is realizable.

Whenever events or circumstances arise that indicate an impairment may have occurred, the Company estimates the future discounted cash flows of the business segment to which goodwill relates. When such estimate of the future discounted cash flows, net of the estimated fair value of the net tangible assets, is less than the carrying amount of goodwill, the difference is charged to operations. For purposes of determining future discounted cash flows of the business segments to which goodwill relates, the Company, based upon historical results, current projections and internal earnings targets, determines the projected operating cash flows, net of income taxes, of the individual business segment. These projected future cash flows are then discounted at a rate corresponding to the Company's estimated cost of capital.

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

There was no material difference between basic and diluted earnings (loss) per share. The table below sets forth the reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                                 1998          1997           1998           1997
                                                                 ----          ----           ----           ----
     Shares used in computing basic earnings (loss)
          per share.....................................        25,671        25,213         25,468         25,213
     Dilutive effect of options.........................         1,810            --             --             --
                                                                ------        ------         ------         ------
     Shares used in computing diluted earnings
          (loss) per share..............................        27,481        25,213         25,468         25,213
                                                                ======        ======         ======         ======

5. Discontinued Operations

In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. As required by APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has accounted for the results of operations and net assets of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. The operating results for the three and nine months ended September 30, 1998 and September 30, 1997, and the net assets at September 30, 1998 and December 31, 1997 have been restated to reflect discontinued operations.

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

The following table summarizes the operating results of the discontinued operations (in thousands):

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                                1998          1997          1998          1997
                                                                ----          ----          ----          ----
         Revenues.........................................     $ --         $5,140        $4,189        $15,456
         Operating expenses...............................       --          4,780         3,463         13,254
                                                                            ------        ------        -------
         Income before income taxes.......................       --            360           726          2,202
         Income tax provision.............................       --            122           247            748
                                                                               ---           ---            ---

         Income from discontinued operations..............       --         $  238        $  479        $ 1,454
                                                                 ==         ======        ======        =======

                 TeleSpectrum Worldwide Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (unaudited)
--------------------------------------------------------------------------------

6. Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product, straight-line basis over the estimated useful lives of the products (three years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of September 30, 1998, the Company believes that no revisions to the remaining useful life or write-downs of capitalized software development costs ($430,000 net book value at September 30, 1998) are required.

7. Secured Credit Facility

On April 14, 1998, the Company entered into a four-year Loan and Security Agreement with Mellon, which provides for a $20 million credit facility (the "Credit Facility"). Under the terms of the Credit Facility, the Company can borrow up to the lesser of $20 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can elect at the time it makes borrowings to pay interest at prime plus 0.50% or at LIBOR plus 2.50% and will pay a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit at a fee of 1% per annum on the face amount of each letter of credit and in an aggregate amount not to exceed the lower of $1.5 million or the amount available under the credit facility. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants. At September 30, 1998, the Company had $2,849,000 outstanding and $17,151,000 available under the Credit Facility.

8. Supplemental Cash Flow Information

The Company paid $64,000 and $572,000 of interest expense for the three months ended September 30, 1998 and September 30, 1997 and $664,000 and $916,000 for the nine months ended September 30, 1998 and September 30, 1997, respectively. The Company did not pay any income taxes during the three and nine months ended September 30, 1998 and September 30, 1997.

In March 1997, the Company settled the earn-out agreement with the seller of one of its initial operating businesses under which the Company paid $25.0 million in March 1997 and agreed to pay $600,000 over a two year period in equal installments of which, the Company has paid $425,000 through September 30, 1998.

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

The Company does not believe a significant credit risk exists for unreserved accounts receivable at September 30, 1998. The Company had two clients which accounted for approximately 11.5% and 11.4% of total revenues for the three months ended September 30, 1998, respectively, and 19.4% and 2.4% of total accounts receivable at September 30, 1998, respectively. The Company also had one other client which accounted for 11.8% of total accounts receivable at September 30, 1998. No client accounted for more than 10% of total revenues for the nine months ended September 30, 1998.

10. Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income (loss) and unrealized gains and losses from foreign currency translation. Total comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was $2,710,000 and $(13,349,000), respectively, and for the nine months ended September 30, 1998 and 1997 was $(9,983,000) and $(11,321,000),
respectively.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.These statements address, among other things, the Company's business strategy, including its use of cash and cash equivalents; reliance on certain customers; projected capital expenditures; liquidity; Year 2000 disclosure, including statements regarding readiness, remediation, consequences and contingency plans; increased sales in future periods; the continuation of fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

Litigation with NTC

In July 1998, the Company commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a NTC ("NTC"). The Company filed suit as part of its efforts to collect approximately $4.7 million owed to it for outbound telemarketing services performed on behalf of NTC. NTC filed a counter suit against the Company alleging breach of contract and fraud. The Company believes that NTC's claims against the Company are without merit. The Company has reserved approximately $2.1 million of its reserve for uncollected accounts receivable against the amount owed from NTC. Based on current facts and circumstances, the Company believes that the reserve is adequate, however, the Company cannot assure that it will be successful in collecting the remaining portion owed by NTC.

CRW Merger Agreement

On September 4, 1998, the Company signed a definitive agreement to merge with CRW Financial, Inc. ("CRW"), its largest shareholder. It is expected that CRW's only principal asset at the time of the merger will be approximately 6.9 million shares of the Company's common stock. Under the proposed merger, the Company would issue 4.6 million new shares of the Company's common stock in exchange for all outstanding CRW common stock at an exchange ratio of .709. This exchange will be accounted for as a treasury stock transaction. The Company would also continue or convert existing rights which would result in rights to purchase an additional 2.0 million new shares of the Company's common stock with aggregate exercise proceeds of approximately $5.6 million. The Company and CRW expect to obtain any required governmental and shareholder approvals for the merger by the end of the first quarter of 1999.

Changes in the Company's Board of Directors

On September 10, 1998, the Board of Directors of the Company expanded its number of positions and appointed Michael E. Julian and David L. Kriegel to the fill the new positions. On October 14, 1998, the Board of Directors accepted the resignation of William F. Rhatigan from his position as a member of the Board of Directors of the Company.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

FOURTH QUARTER 1997 AND FIRST HALF 1998

Operational Losses

The Company incurred a net loss of $160 million for the year ended December 31, 1997. Included in the net loss was a $139 million goodwill impairment charge and $11.6 million in charges related to call center closings. Notwithstanding the foregoing charges, the Company incurred operating losses in 1997. The Company also incurred a loss of $10.1 million in the first quarter of 1998 and $2.6 million in the second quarter of 1998. The Company mainly attributes these losses to the costs associated with expanding its telemarketing call center capacity in the first and second quarters of 1997 to meet its growth expectations and the costs associated with subsequently reducing its capacity in the third and fourth quarters of 1997 and first and second quarters of 1998.

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

Goodwill Impairment

 In the fourth quarter of 1997, the Company performed an in-depth evaluation of the carrying value of goodwill due to the Company's operating performance and the overall significant changes in the industry outlook, and recorded a goodwill impairment charge of $139,072,000, which represented the goodwill associated with its Telemarketing Segment. As of September 30, 1998, the Company's remaining goodwill of $27,080,000 relates exclusively to its Customer Care Segment, which the Company believes is realizable.

                 TeleSpectrum Worldwide Inc. and Subsidiaries


RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended September 30, 1998 to the three months ended September 30, 1997.

                                                                                 RESULTS OF OPERATIONS
                                                                                 (DOLLARS IN MILLIONS)
                                                                ------------------------------------------------------

                                                                               AS A                                   AS A
                                                  THREE MONTHS ENDED       PERCENTAGE OF    THREE MONTHS ENDED    PERCENTAGE OF
                                                    SEPT. 30, 1998           REVENUES          SEPT. 30,1997        REVENUES
                                                  ------------------       -------------    ------------------    -------------
Revenues:
     Telemarketing ...............................    $  34.1                    77 %              $  32.1               79 %
     Customer care ...............................       10.4                    23 %                  8.6               21 %
                                                      -------                  ----                -------             ----
Total revenue ....................................       44.5                   100 %                 40.7              100 %
Cost of services:
     Telemarketing ...............................       29.4                    66 %                 38.3               94 %
     Customer care ...............................        8.8                    20 %                  8.2               20 %
                                                      -------                  ----                -------             ----
Total cost of services ...........................       38.2                    86 %                 46.5              114 %

Total selling, general and administrative ........        3.2                     7 %                  8.1               20 %
Amortization of goodwill .........................        0.3                     1 %                  1.8                4 %
                                                      -------                  ----                -------             ----
Total operating expenses .........................       41.7                    94 %                 56.4              138 %

Operating income (loss) ..........................        2.8                     6 %                (15.7)             (38)%

Interest (expense) income, net ...................       (0.1)                   -- %                 (0.6)              (2)%
                                                      -------                  ----                -------             ----
Income (loss) before taxes .......................        2.7                     6 %                (16.3)             (40)%

Income tax benefit (expense) .....................         --                    -- %                 2.87 %
                                                      -------                  ----                -------             ----
Income (loss) from continuing operations .........        2.7                     6 %                (13.5)             (33)%

Income from discontinued operations
   (net of tax) ..................................         --                    -- %                  0.2               -- %
                                                      -------                  ----                -------             ----
Net income (loss) ................................    $   2.7                     6 %              $ (13.3)             (33)%
                                                      =======                  ====                =======             ====


                 TeleSpectrum Worldwide Inc. and Subsidiaries

The Company's results of operations classify its former Market Research and Direct Mail and Fulfillment Segments as discontinued operations (see Note 5 to the Condensed Consolidated Financial Statements). These Segments were sold in the first quarter of 1998.

REVENUES

Total revenues for the three months ended September 30, 1998 amounted to $44.5 million, an increase of $3.8 million or 9% from $40.7 million for the three months ended September 30, 1997. This increase in aggregate revenues was driven by the addition of fulfillment revenues for telemarketing clients within the Telemarketing Segment and an increase in call volume within the Customer Care Segment.

Telemarketing Segment

Telemarketing revenues of $34.1 million accounted for 77% of the Company's total revenues for the three months ended September 30, 1998 and represents an increase of $2.0 million or 6% from $32.1 million for the same prior year period. The increase in Telemarketing revenues is principally attributable to the addition of fulfillment revenues for telemarketing clients. The Company provides product fulfillment services via a third party for its telemarketing clients. Fulfillment revenues for telemarketing clients were $3.1 million for the three months ended September 30, 1998 and were zero for the three months ended September 30, 1997. A decrease in telemarketing revenues from loss of clients of $10.1 and from reduced services for existing clients of $5.7 million was offset by an increase of $17.8 million attributable to services initiated for new clients (including fulfillment revenues for telemarketing clients). On July 8, 1998, a large Telemarketing client of the Company suspended operations pending regulatory review. The Company was able to replace the majority of this revenue from increased business from existing clients as well as with business from new clients.

Customer Care Segment

Customer Care revenues of $10.4 million accounted for 23% of total revenue for the three months ended September 30, 1998 and represents an increase of $1.8 million or 21% from $8.6 million for the same prior year period. Of this increase, $3.4 million was attributable to services initiated for new clients, partially offset by a decreases in revenues attributable to the loss of clients of $0.3 million and to reduced services for existing clients of $1.3 million.

COST OF SERVICES

Cost of services amounted to $38.2 million for the three months ended September 30, 1998, a decrease of $8.3 million or 18% from $46.5 million for the same prior year period. As a percentage of total revenues, cost of services were 86% and 114% for the three months ended September 30, 1998 and 1997, respectively.

Telemarketing Segment

Telemarketing costs of services accounted for 77% of the Company's total cost of services from continuing operations for the three months ended September 30, 1998 and represents a decrease of $8.9 million or 23% when compared to Telemarketing cost of services of $38.3 million for the same prior year period. As a percentage of Telemarketing revenues, Telemarketing cost of services were 86% and 119% for the three months ended September 30, 1998 and 1997, respectively. The Company attributes this decrease in cost of services as a percentage of revenues primarily to the reduction of the Company's productive capacity which resulted in higher utilization of telemarketing personnel and facilities.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Customer Care Segment

Customer Care cost of services accounted for 23% of the Company's total cost of services from continuing operations for the three months ended September 30, 1998. This represents an increase of $0.6 million or 7% when compared to Customer Care cost of services of $8.2 million for the same prior year period. As a percentage of Customer Care revenue, Customer Care cost of services were 85% for the three months ended September 30, 1998 and 95% for the three months ended September 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses amounted to $3.2 million, a decrease of $4.9 million or 60% when compared to SG&A expenses of $8.1 million for the same prior year period. As a percentage of total revenue, SG&A expenses were 7% and 20% for the three months ended September 30, 1998 and 1997, respectively.

SG&A expenses for the three months ended September 30, 1997 include $4.0 million of call center closing and certain other charges. These charges include $0.8 million for the write-down of certain property and equipment to fair value, $0.4 million related to employee severance agreements, $0.9 million associated with an increase to the reserve for the allowance for doubtful accounts, $1.5 million for revision to estimates of the costs of certain employee benefit programs and certain other items totaling $0.4 million. SG&A expenses, without this prior year net charge of $4.0 million, would have decreased $0.9 million or 22% for the three months ended September 30, 1998 when compared to the same prior year period.

AMORTIZATION OF GOODWILL

Amortization of Goodwill amounted to $0.3 million, a decrease of $1.5 million or 83% when compared to amortization of goodwill of $1.8 million for the same prior year period. As a percentage of total revenues, amortization of goodwill was 1% and 4% for the three months ended September 30, 1998 and 1997, respectively. The decrease in amortization of goodwill resulted from the Company recording a goodwill impairment charge of $139.1 million in the fourth quarter of 1997, which represented the goodwill associated with the Telemarketing Segment. As of September 30, 1998, the remaining net goodwill of $27.1 million relates exclusively to the Customer Care Segment.

INTEREST (EXPENSE) INCOME

Net interest expense for the three months ended September 30, 1998 amounted to $0.1 million, a decrease of $0.5 million when compared to net interest expense of $0.6 million for the same prior year period. The decrease in net interest expense resulted from reduced borrowings outstanding under the credit facility during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

INCOME TAX (EXPENSE) BENEFIT

Income tax (expense) benefit is a function of pretax income (loss) and the combined effective tax rate of federal and state income taxes. This combined rate was 0% and 17% for the three months ended September 30, 1998 and 1997, respectively. The income tax benefit for the three months ended September 30, 1997 is a result of an offset of a provision recorded during the first three months of 1997. As of September 30, 1998, the Company has a net operating loss carryforward of approximately $8.0 million. Also, as of September 30, 1998, the Company has approximately $123.0 million of future income tax deductible amounts (to be amortized principally over 15 years) related to the 1997 goodwill impairment and call center charges. Due to the uncertain realization of these deferred tax assets, the Company has recorded a full valuation allowance as of September 30, 1998.

                 TeleSpectrum Worldwide Inc. and Subsidiaries


Income from Discontinued Operations

In February 1998 the Company sold its former Market Research Segment business and in March 1998 the Company consummated the sale of its former Direct Mail and Fulfillment Segment business. For the three months ended September 30, 1998, there were no operations for these segments. For the three months ended September 30, 1997, the Company has accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for the three months ended September 30, 1997 amounted to $0.2 million (net of tax).

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the results of operations for the nine months ended September 30, 1998 to the nine months ended September 30, 1997.

                                                                                       Results Of Operations
                                                                                       (Dollars In Millions)
                                                                              ---------------------------------------
                                                              Nine Months            As A           Nine Months          As A
                                                                 Ended          Percentage Of          Ended         Percentage Of
                                                             Sept. 30, 1998        Revenues        Sept. 30,1997        Revenues
                                                             --------------     -------------      -------------     -------------
Revenues:
     Telemarketing........................................         $ 93.3               75%             $109.3               82%
     Customer care........................................           31.1               25%               24.8               18%
                                                                   ------              ----             ------             -----
Total revenue.............................................          124.4              100%              134.1              100%
Cost of services:
     Telemarketing........................................           89.5               72%              104.1               78%
     Customer care........................................           28.9               23%               23.4               17%
                                                                   ------              ----             ------             -----
Total cost of services....................................          118.4               95%              127.5               95%

Total selling, general and administrative.................           14.8               12%               15.1               11%
Amortization of goodwill..................................            0.9                1%                5.4                4%
                                                                   ------              ----             ------             -----
Total operating expenses..................................          134.1              108%              148.0              110%

Operating income (loss)...................................           (9.7)              (8)%             (13.9)             (10)%

Interest (expense) income, net............................           (1.1)              (1)%              (0.8)              (1)%
                                                                   ------              -----            ------             -----
Income (loss) before taxes................................          (10.8)              (9)%             (14.7)             (11)%

Income tax benefit (expense)..............................            0.3                --%               2.1                2%
                                                                   ------              -----             ------             ----
Income (loss) from continuing operations..................          (10.5)              (9)%             (12.6)              (9)%

Income from discontinued operations
   (net of tax)...........................................            0.5                1%                1.4                1%
                                                                   ------               ---              ------             ----
Net income (loss).........................................         $(10.0)              (8)%            $(11.2)              (8)%
                                                                   ======              =====             ======             =====

                 TeleSpectrum Worldwide Inc. and Subsidiaries

The Company's results of operations classify its former Market Research and Direct Mail and Fulfillment business Segments as discontinued operations (see
Note 5 to the Condensed Consolidated Financial Statements). These Segments were sold in the first quarter of 1998.

Revenues

Total revenues for the nine months ended September 30, 1998 amounted to $124.4 million, a decrease of $9.7 million or 7% from $134.1 million for the nine months ended September 30, 1997. This decrease in aggregate revenues was driven by the reduction of calling hours within the Telemarketing Segment.

Telemarketing Segment

Telemarketing revenues of $93.3 million accounted for 75% of the Company's total revenues for the nine months ended September 30, 1998 and represents a decrease of $16.0 million or 15% from $109.3 million for the same prior year period. The decrease in Telemarketing revenues is principally attributable to decreased calling hours. Of this decrease, $41.2 million was attributable to the loss of clients of which one client, MBNA America ("MBNA"), represented $29.8 million of the entire loss, and a decrease of $13.6 million attributable to reduced services for existing clients. The decrease of revenues was partially offset by an increase of $33.8 million attributable to services initiated for new clients and the addition of fulfillment revenues of $5.0 million. The Company provides product fulfillment services via a third party for its telemarketing clients. On July 8, 1998, a large Telemarketing client of the Company suspended operations pending regulatory review. This client represented 6% of the Company's revenues for the nine months ended September 30, 1998. The Company was able to replace the majority of this revenue from increased business from existing clients as well as business with new clients.

Customer Care Segment

Customer Care revenues of $31.1 million accounted for 25% of total revenues for the nine months ended September 30, 1998 and represents an increase of $6.3 million or 25% from $24.8 million for the same prior year period. Of this increase, $8.6 million was attributable to services initiated for new clients, partially offset by a decrease in revenues attributable to the loss of clients of $1.6 million and a decrease of $0.7 million attributable of reduced services for existing clients..

Cost of Services

Cost of services amounted to $118.4 million for the nine months ended September 30, 1998, a decrease of $9.1 million or 7% from $127.5 million for the same prior year period. As a percentage of total revenues, cost of services were 95% for the nine months ended September 30, 1998 and 1997.

Telemarketing Segment

Telemarketing cost of services accounted for 76% of the Company's total cost of services from continuing operations for the nine months ended September 30, 1998 and represents a decrease of $14.6 million or 14% when compared to Telemarketing cost of services of $104.1 million for the same prior year period. Cost of services for the nine months ended September 30, 1998 includes $0.8 million related to employee severance and termination benefits related to the closing of fifteen Telemarketing call centers. As a percentage of Telemarketing revenues, Telemarketing cost of services were 96% and 95% for the nine months ended September 30, 1998 and 1997, respectively.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Customer Care Segment

Customer Care cost of services accounted for 24% of the Company's total cost of services from continuing operations for the nine months ended September 30, 1998. This represents an increase of $5.5 million or 24% when compared to Customer Care cost of services of $23.4 million for the same prior year period. As a percentage of Customer Care revenue, Customer Care cost of services were 93% and 94% for the nine months ended September 30, 1998 and 1997, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses amounted to $14.8 million, a decrease of $0.3 million or 2% when compared to SG&A expenses of $15.1 million for the same prior year period. As a percentage of total revenue, SG&A expenses were 12% and 11% for the nine months ended September 30, 1998 and 1997, respectively.

SG&A expenses include charges of $3.0 million and $4.0 million for the nine months ended September 30, 1998 and 1997, respectively, relating to call center closings and certain other charges. SG&A expenses, without the charges , would have increased $0.7 million or 6% for the nine months ended September 30, 1998 when compared to the same prior year period. As a percentage of revenue, SG&A expenses, without the charges, would have been 9% and 8% for the nine months ended September 30, 1998 and 1997, respectively.

Amortization of Goodwill

Amortization of Goodwill amounted to $0.9 million, a decrease of $4.5 million or 83% when compared to amortization of goodwill of $5.4 million for the same prior year period. As a percentage of total revenues, amortization of goodwill was 1% and 4% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in amortization of goodwill resulted from the Company recording a goodwill impairment charge of $139.1 million in the fourth quarter of 1997, which represented the goodwill associated with the Telemarketing Segment. As of September 30, 1998, the remaining net goodwill of $27.1 million relates exclusively to the Customer Care Segment.

Interest (Expense) Income

Net interest expense for the nine months ended September 30, 1998 amounted to $1.1 million, an increase of $0.3 million or 38% when compared to net interest expense of $0.8 million from the same prior year period. The increase in net interest expense resulted from increased borrowings outstanding under the credit facility during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Income Tax (Expense) Benefit

Income tax (expense) benefit is a function of pretax income (loss) and the combined effective tax rate of federal and state income taxes. This combined rate was 3% and 14% for the nine months ended September 30, 1998 and 1997, respectively. Income tax benefit for the nine months ended September 30, 1998 amounted to $0.3 million a difference of $1.8 million when compared to income tax benefit of $2.1 million for the same prior year period. The 1998 income tax benefit is a result of an offset recorded for the $0.3 million tax provision of the discontinued operations. As of September 30, 1998, the Company has a net operating loss carryforward of approximately $8.0 million. Also, as of September 30, 1998, the Company has approximately $123.0 million of future income tax deductible amounts (to be amortized principally over 15 years) related to the 1997 goodwill impairment and call center charges. Due to the uncertain realization of these deferred tax assets, the Company has recorded a full valuation allowance as of September 30, 1998.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Income from Discontinued Operations

In February 1998 the Company sold its former Market Research Segment business and in March 1998 the Company consummated the sale of its former Direct Mail and Fulfillment Segment business. For the nine months ended September 30, 1998 and 1997, the Company has accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for the nine months ended September 30, 1998 and 1997 amounted to $0.5 million and $1.4 million (net of tax), respectively. Revenues for the nine months ended September 30, 1998 amounted to $4.2 million a decrease of $11.3 million or 73% when compared to revenues of $15.5 million for the same prior year period. Operating expenses for the nine months ended September 30, 1998 amounted to $3.5 million a decrease of $9.8 million or 74% when compared to operating expenses of $13.3 million for the same prior year period.


Liquidity and Capital Resources


Dollars in Millions                     Nine Months Ended      Nine Months Ended
Cash Flows Provided By (Used In):         Sept. 30,1998          Sept. 30,1997
---------------------------------       -----------------      ---------------
Operating Activities ..................      $  (8.1)             $  (0.9)
Investing Activities ..................         33.1                (62.6)
Financing Activities ..................        (25.7)                35.3

For the nine months ended September 30, 1997

At September 30, 1997 the Company had a zero cash balance. The Company generated $35.3 million through financing activities. The Company borrowed $35.9 million under its Credit Facility. During this period the Company used net $0.6 million to repay other debt and capital lease obligations.

During this period the Company used $62.6 million for investing activities. The Company used $25.0 million in settlement of an earn-out obligation under the terms of the purchase agreement of one of the Initial Operating Businesses, $1.7 million related to purchase price adjustments under terms of the Initial Operating Businesses' purchase agreements, and $1.6 million related to accrued separation costs for certain former owners of the Initial Operating Businesses. The Company also used $5.3 million to purchase the net assets of TeleSpectrum FX(IVR), and $23.2 million for the purchase of property and equipment associated with the commencement of the Company's call center expansion and centralization initiatives. In addition the Company used $4.5 million to purchase a business, which was subsequently sold, and $1.2 million related to capital investments for discontinued operations.

During this period the Company used $0.9 million from operating activities consisting of $5.9 million used in continuing operations and $5.0 million generated from discontinued operations.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

For the nine months ended September 30, 1998

At September 30, 1998, the Company had a zero cash balance. During the nine months ended September 30, 1998, the Company used $0.7 million in cash which consisted of $8.1 million in net cash used in operating activities, $33.1 million net cash provided by investing activities and $25.7 million of net cash used in financing activities.

The $8.1 million of cash used in operating activities consisted of $7.7 million used in continuing operations and $0.4 million used in discontinued operations. The $7.7 million of cash used in continuing operations was principally related to operating losses and the funding of working capital requirements.

The $33.1 million of cash provided by investing activities consisted of $38.0 million of cash received in February and April of 1998 from the sale of the Market Research and the Direct Mail and Fulfillment Segments. During the nine months ended September 30, 1998 purchases of property and equipment were $4.3 million. The Company used $0.3 million related to capital investments for discontinued operations.

The net cash used in financing activities primarily consisted of $26.1 million of net payments made against the Company's Credit Facility dated January 24, 1997, as amended. In addition, the Company made payments on debt and capital lease obligations totaling approximately $1.0 million and received proceeds from the exercise of stock options and sale of common stock totaling $1.4 million.

On April 14, 1998, the Company entered into a four-year Loan and Security Agreement with Mellon, which provides for a $20 million credit facility (the "Credit Facility"). Under the terms of the Credit Facility, the Company can borrow up to the lesser of $20 million or an amount that is determined as 80% of the net accounts receivable aged 90 days or less. The Company can elect at the time it makes borrowings to pay interest at prime plus 0.50% or at LIBOR plus 2.50% and will pay a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit at a fee of 1% per annum on the face amount of each letter of credit and in an aggregate amount not to exceed the lesser of $1.5 million or the amount available under the credit facility. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants. At September 30, 1998, the Company had $2,849,000 outstanding and $17,151,000 available under the Credit Facility.

The Company believes that its cash flow from operations, together with borrowings available under its April 1998 Credit Facility will be sufficient to meet its operating and capital needs into 1999.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Year 2000 Issue

Introduction. The Year 2000 issue results from the writing of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, computer software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions or engage in other normal business activities.

The Company's State of Readiness. The Company has undertaken a comprehensive program, including the hiring of an outside consulting firm, to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems (including call processing, network, server, security and application systems); (ii) the Company's non-Information Technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microchip technology); and (iii) the systems of its major vendors, telecommunication service providers and utilities (insofar as they relate to the Company's business).

At this time, the Company is at various levels of assessment, replacement and remediation with the majority of the aforementioned areas. Our core business systems are in the process of receiving Year 2000 compliant upgrades (vendor supplied) or are being rewritten entirely. The Company believes that its business systems will be ready to successfully recognize years beginning with 2000. Although having received compliance information from many suppliers, the Company is unable to predict the extent to which those suppliers will be affected by the Year 2000 issue, or to the extent to which it may be vulnerable to a suppliers' inability to remediate any issues in a timely manner. This matter is most prevalent with our telecommunication service suppliers. Additionally, as the Company maintains computer interfaces with all of its customers, it can not predict any adverse effects due to the failure of its customers to adequately address their Year 2000 issues.

Costs to Address the Company's Year 2000 Issue. The Company has not yet completed compiling the total costs needed for Year 2000 compliance and is unable to estimate such costs at this time. Many of its systems requiring remediation or replacement are simultaneously receiving performance upgrades or feature enhancements where specific Year 2000 costs can not be separated. The financial impact of these expenses has not been material, and the Company does not expect future remediation costs to be material to the Company's consolidated financial position or results of operations. However, the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by the parties with which it deals, such as telecommunications and other vendors and customers, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own systems.

Risks Presented by Year 2000 Problems. The Company cannot fully assess the risks of its Year 2000 issue at this time. The Company may identify areas of its business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the status currently in the implementation of the Company's Year 2000 plan, and should not be construed to mean that there is no area of the Company's business which is at risk of a Year 2000 related disruption. As noted above, many of the Company's business critical vendors (particularly telecommunications vendors) and customers may not appropriately address their Year 2000 issues, which could result in a significant interruption of operations and have a material adverse affect on the Company's financial condition and results of operations.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

The Company's Contingency Plans. The Company's Year 2000 plan calls for the development of contingency plans for areas of the business that are susceptible to a substantive risk of a disruption resulting from a Year 2000 related event. Because the Company has only recently begun its review, including the hiring of an outside consulting firm, and accordingly has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. The Company does, however, maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. The Company is prepared for the possibility that it may hereafter identify certain areas of business at risk. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made.

Forward-looking Statements. The statements in the Company's Year 2000 disclosure contain forward-looking statements and should be read in conjunction with the Company's disclosure in the beginning of this section, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings

               The Company is involved in the following legal proceedings:

               1. TeleSpectrum Worldwide Inc. vs. Parcel Consultants Incorporated d/b/a NTC and Anthony Provensano. The complaint was filed in July 1998, in the Federal Court in Philadelphia. The Company is seeking to collect $4,742,000 for services performed and an award for violation of the Federal RICO statutes.

               2. Parcel Consultants Incorporated d/b/a NTC vs. TeleSpectrum Worldwide Inc. The complaint was filed in July 1998, in New Jersey State Court and subsequently transferred to the Federal Court in Philadelphia. Plaintiff alleges breach of contract and fraud. The Company disputes the allegations and is defending the claim.

          Item 2.   Changes in Securities

                    None

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Information

                    None

                 TeleSpectrum Worldwide Inc. and Subsidiaries

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

                         27.01     Financial Data Schedule.

                    (b)  Form 8-K

                         The Company filed a Current Report on Form 8-K with the Commission on September 10, 1998.



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

                                               TeleSpectrum Worldwide Inc.
                                          --------------------------------------
                                                       (Registrant)


           Date: November 16, 1998
                 -----------------
                                          ______________________________________
                                                   Richard C. Schwenk, Jr.
                                                 TeleSpectrum Worldwide Inc.
                                                Executive Vice President and
                                                    Chief Financial Officer