Form 10-K
period 1998-12-31
TELESPECTRUM WORLDWIDE INC
filed 1999-03-04
CIK 1014960

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________
                                   FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      or

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO

                          Commission File No. 0-21107

                                ______________

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

                443 South Gulph Road, King of Prussia, PA 19406
                -----------------------------------------------
              (Address of principal Executive Offices) (Zip Code)

                                 610-878-7400
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

                                ______________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of Each Class                               ON WHICH REGISTERED
     -------------------                               -------------------
            None                                               None

          Securities Registered Pursuant To Section 12(g) Of The Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                    --------------------------------------
                               (Title of Class)

                               _________________

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  [X]  NO

                                ______________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of February 24, 1999, the aggregate market value of the common Stock held by non-affiliates of the registrant was $100,579,738. Such aggregate market value was computed by reference to the closing sale price of the common Stock as reported on The Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common Stock of the registrant.

     As of February 24, 1999, there were 25,835,948 shares of the registrant's common Stock outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                    PART I

Item 1.       Business...................................................................................     1
Item 2.       Properties.................................................................................     4
Item 3.       Legal Proceedings..........................................................................     5
Item 4.       Submission of Matters to a Vote of Security Holders........................................     6

                                                    PART II
Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters..................     6
Item 6.       Selected Financial Data....................................................................     7
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......    10
Item 8.       Financial Statements and Supplementary Data................................................    28
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......    28

                                                   PART III
Item 10.      Directors and Executive Officers of the Registrant.........................................    29
Item 11.      Executive Compensation.....................................................................    30
Item 12.      Security Ownership of Certain Beneficial Owners and Management.............................    34
Item 13.      Certain Relationships and Related Transactions.............................................    35

                                                    PART IV
Item 14.      Exhibits, Financial Statement Schedule and Report on Form 8-K..............................    36
              Index to Financial Statements and Schedule.................................................   F-1

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-K including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include the words "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors", could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

  .  competitive factors;
  .  projected capital expenditures;
  .  liquidity;
  .  possible business relationships;
  .  dependence on key personnel;
  .  exposure to Year 2000 issues; and
  .  growth in future periods.

Our actual future results may differ materially from those expressed in our forward-looking statements set forth in this Form 10-K for a number of reasons, including the inability to:

  . integrate our operations with those of IDRC in a prompt and effective manner;
  . meet greater debt service requirements following the assumption by us of the IDRC senior debt;
  . obtain financing or pursue other business objectives due to the mentioned assumed debt;
  . develop or implement a successful new business strategy for the combined company;
  . manage the combined company effectively and implement its business strategies;
  .  avoid unknown material liabilities after our mergers are completed;
  . avoid losing customers as a result of our mergers; and . maintain sufficient call center utilization at favorable rates.

                          TELESPECTRUM WORLDWIDE INC.


                                    PART I


ITEM 1.   BUSINESS

We provide services to our clients through our two business segments, telemarketing and customer care. We began our material operations when we completed our initial public offering and on the same day acquired our six initial operating businesses. These businesses were engaged in telemarketing, customer care, market research and direct mail and fulfillment services. We acquired our customer care consulting business in October 1996. We sold our market research business in January 1998 and our direct mail and fulfillment business in March 1998.

SERVICES OVERVIEW

Telemarketing Segment

We provide business to consumer and business to business telemarketing services. Telemarketing services involve the placing of telephone calls on behalf of our clients, normally as part of our clients' efforts to sell their products or
services, or to obtain new customers.   Our clients provide us with the list of
customers or prospective customers to be called. These lists consist of individuals or businesses that have characteristics that would indicate that they are potential purchasers of a client's products or services. Our telemarketing sales representatives (TSRs) use prepared scripts when making the calls. This script is either prepared by us or our client and contains written questions and answers that are designed to assist the TSR in handling these calls. We use our computerized call management systems to make these calls. These systems have predictive dialers that automatically dial telephone numbers, determine if live connections have been made and present connected calls to our TSRs.

Customer Care Segment

Our customer care services are provided on behalf of our clients' customer service activities. Our services include responding to customer calls via customer service representatives (CSRs), interactive voice response services, consulting services and call center management. Responding to customer calls involves processing of customer inquiries by CSRs. The customer will typically call a toll-free "800" or "888" number which is routed to one of our call centers. The incoming call is identified by the number dialed and linked to the CSR that is best trained and available to handle the call. At the same time, relevant customer and/or product information is delivered to the CSRs computer screen, complete with prompts and response text necessary to handle the inquiry. When the call is completed, information gathered is stored and delivered back to the client's central data files. Our interactive voice response services involve responding to incoming customer calls via automated systems. Where
required, these calls are transferred to a CSR.   Our consulting services
involve conducting research surveys that assess the effectiveness of a clients' customer service efforts. We have also developed customer service software that we license to our clients and is used to measure the effectiveness of customer
service and improve customer service performance.   Our call center management
services involve running most aspects of a client's call center, including recruiting and staffing the CSRs, managing the operations and providing reports that analyze the performance of the client's call center.

INDUSTRY OVERVIEW

Telemarketing involves the direct communication of information to current or prospective customers by telephone. Indirect marketing methods, such as radio, television and print advertising, employ a "one-to-many" approach to convey marketing information that can position products and services within a broad market context. Direct marketing methods, such as telemarketing, employ a "one-to-one" approach. This delivers a marketing message directly to a specific current or prospective customer and elicits immediate customer response. Many businesses have combined traditional indirect marketing methods such as advertising with direct marketing methods such as telemarketing to obtain greater returns from their investments in marketing activities.

We believe that currently there is overcapacity in the telemarketing industry. This overcapacity has resulted in increased price competition for new telemarketing contracts. While we believe that there will be continued growth in the telemarketing industry, we do not expect that prior growth rates will resume in the near future.

Customer care services include telephone based direct communication of information with customers relating to customer support and related value-added services such as training, consulting, call center management and interactive voice response. In the customer care industry, a significant portion of customer care services are currently performed by prospective clients' in-house operations. This provides a significant outsourcing opportunity for customer care service providers.

Advances in computer and telecommunications technology have assisted telemarketing and customer care companies to more accurately identify and contact current and prospective customers, as well as provide more accurate, timely and complete customer and product information to the TSR or CSR. Providers of telemarketing and customer care services can offer clients economies of scale in sharing the cost of new technology among a larger base of users than might be possible with in-house operations, while at the same time better matching available capacity to fluctuating client demand.

COMPETITION

The telemarketing industry is intensely competitive. We compete with numerous independent telemarketing and customer care firms, as well as the in-house operations of many of our existing or prospective clients. We compete for telemarketing and customer care services based on:

  quality;
  technological expertise;
  customer service;
  price;
  value;
  range of service offerings; and
  available capacity.

Most businesses that are significant consumers of telemarketing services utilize more than one telemarketing firm and often reallocate work among various firms from time to time. Clients often request telemarketing on an individual project basis and we frequently are required to compete for each individual project as they are initiated.

SALES AND MARKETING

As of December 31, 1998, we employed 15 sales personnel. Sales personnel are compensated by salary and commissions based on sales performance.

We generally operate under short-term cancelable contractual relationships with our telemarketing clients. Our customer care client contracts are generally for one to three years. Our prices often include an initial fee, a base service charge and separate charges for ancillary services. Service charges for telemarketing and customer care services are based upon hourly rates, minute rates or a performance payment based on successful results. Charges for other services are normally assessed on a fee-for-service basis.

TARGETED INDUSTRIES

We target our marketing efforts toward clients in the following principal industries:

Telecommunications

We provide telemarketing services for major telecommunications companies for their long distance, cellular and cable products and services. We also provide telemarketing services for regional telecommunications companies for their advanced telephone features. We offer these clients telemarketing services for their consumer and business customers. In addition, we answer incoming customer service calls and provide customer care consulting services for the telecommunications industry. The telecommunications industry provided 27% of our total revenues in 1998.

Financial Services

We provide banks and other financial services clients with a wide range of services, including:

  acquiring new customers;
  encouraging product use;
  encouraging balance transfers;
  regaining customers; and
  customer service.

The financial services industry provided 23% of our total revenues in 1998.

Insurance

We work with large consumer insurance companies and their agents, complementing their sales efforts by telemarketing products such as life and accidental death and dismemberment insurance. In addition, we answer incoming customer service and sales calls. As of December 31, 1998, we employed 340 licensed insurance agents collectively holding state insurance licenses from 48 states. These agents provide telemarketing services for our clients. The insurance industry provided 10% of our total revenues in 1998.

Pharmaceutical and Health Care

We provide our pharmaceutical clients with product support and customer service for their business and consumer customers. We also perform customer care consulting for clients in the health care industry.

Utilities

We provide large public and private utilities with the following services:

  deregulation education for consumers;
  customer service;
  consumer affairs services;
  collection efforts; and
  customer service surveys.

Consumer Products

We provide consumer products clients with customer service, order entry and new customer acquisition services.

Technology

We provide product support and customer service for clients in the computer hardware and software industry. We also provide business-to-business telemarketing such as product sales, lead generation and customer qualification and provide call center management services for technology clients.

PERSONNEL AND TRAINING

As of December 31, 1998, we employed approximately 4,250 individuals on a full-time basis and 250 individuals on a part-time basis. TSRs and CSRs account for approximately 3,700 employees of our total workforce of 4,500. Our ability to hire, train and manage qualified employees is critical to our ability to provide high quality services to our clients. From the third quarter of 1997 through the second quarter of 1998 we restructured our telemarketing segment. In connection with the restructuring, we laid-off employees and closed call centers.

GOVERNMENT REGULATION

Our sales practices are regulated at both the federal and state level. The Federal Telephone Consumer Protection Act of 1991, enforced by the Federal Communications Commission, imposes restrictions on unsolicited automated telephone calls to residential telephone subscribers. Under the TCPA it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call certain subscribers.

The Federal Trade Commission regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act, the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts and practices."

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994. Under the TCFAPA, the FTC has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call and the nature of the goods or services offered. The regulations also require that telemarketers maintain records on various aspects of their business.

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

We are also affected by laws applicable to our client's businesses. For example, "anti-slamming" legislation requires telecommunication carriers to provide substantial verification from their customers that they have authorized a change in the carrier of their telephone service. This legislation places penalties on telecommunications carriers that do not obtain the required verification. In addition, our employees who complete the sale of insurance products are required to be licensed by various state insurance commissions and to participate in regular continuing education programs, which we currently provide.

Violation of the rules and regulations applicable to telemarketing practices may result in injunctions against certain operations, in monetary penalties or disgorgement of profits; moreover, such violations may give rise to private actions for damages. We believe we are in compliance with applicable rules and regulations.

ITEM 2.   PROPERTIES

Our corporate headquarters are located in 21,000 square feet of rented office space in King of Prussia, Pennsylvania. We sublease this space from CRW Financial, Inc., an affiliate that owns approximately 6.9 million shares of our common stock. CRW Financial, Inc. subleases this facility from Cendant Corporation, which in turn, leases this space from Health and Retirement Properties Trust.

As of December 31, 1998 we operated the following material facilities:

                                                  NUMBER OF
                                                 WORKSTATIONS
                                                 ------------
  TELEMARKETING CENTERS
  ---------------------
  Beckley, WV                                             176
  Charleston, WV                                          240
  Endicott, NY                                            240
  Fayetteville, NC                                        119
  Huntington, WV                                          240
  Salisbury, NC                                           103
  Scranton, PA                                            240
  Steubenville, OH                                        173
  Wheeling, WV                                            240
  Winnipeg, Manitoba                                      240
                                                        -----
                                                        2,011
                                                        -----
  CUSTOMER CARE CENTERS
  ---------------------
  Annapolis, MD                                           123
  Arlington, VA                                           N/A
  Linthicum, MD                                           136
  London, U.K.                                            N/A
  Baltimore, MD                                           312
                                                        -----
                                                          571
                                                        -----
  CUSTOMER CARE MANAGED CENTERS
  -----------------------------
  Armonk, NY                                               24
  Littleton, MA                                            20
                                                        -----
                                                           44
                                                        -----

  Total                                                 2,626
                                                        =====

The customer care managed centers are not owned or leased by us, but are operated as managed call centers for our clients.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in the following legal proceedings:

In July 1998, we commenced litigation in Federal court against Parcel Consultants Incorporation d/b/a NTC. We filed suit as part of our efforts to collect approximately $4.7 million of accounts receivable from telemarketing services performed on behalf of NTC. NTC filed a counter suit against us alleging breach of contract and fraud. We believe that NTC's claims against us are without merit. On February 26, 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. We have reserved approximately $2.1 million of the accounts receivable due from NTC. We believe that our reserve is adequate, however, we cannot assure that we will be successful in collecting this receivable from NTC.

We are also from time to time involved in litigation incidental to our business. We do not believe that the resolution of any existing litigation will result in a material adverse effect on our business, results of operations, or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ national market under the symbol "TLSP." The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported on the NASDAQ national market, since 1997.

                                                                                         HIGH        LOW
                                                                                       ---------  ---------
  1997
     First Quarter                                                                       $17.875    $11.875
     Second Quarter                                                                       16.750      6.781
     Third Quarter                                                                         9.000      4.250
     Fourth Quarter                                                                        6.500      2.969
  1998
     First Quarter                                                                         7.250      2.750
     Second Quarter                                                                       11.000      5.813
     Third Quarter                                                                         9.125      3.625
     Fourth Quarter                                                                       10.688      7.250
  1999
     First Quarter (through February 24, 1999)                                            11.813      8.375

On February 24, 1999, the closing price for a share of common stock as reported by The NASDAQ national stock market was $8.375. We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by the board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data was derived in part from our consolidated financial statements and notes thereto, as well as the predecessor financial information of our initial operating businesses, included elsewhere in this Form 10-K.

In our opinion, the financial statements of our initial operating businesses reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with Generally Accepted Accounting Principles. However, classification of expenses between cost of services and selling, general and administrative expenses of the initial operating businesses may be inconsistent with our classification of such expenses. Selected Financial Data of our initial operating businesses should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K. All initial operating businesses had fiscal years ending December 31 with the exception of one business, which operated on a 52/53 week fiscal year ending on the last Friday of the calendar year.

                          TELESPECTRUM WORLDWIDE INC.

                            SELECTED FINANCIAL DATA
                                  (CONTINUED)



                                                                                       YEAR ENDED              PERIOD FROM
                                                                                      DECEMBER 31,           APRIL 26, 1996
                                                                                      ------------
                                                                                                             (INCEPTION) TO
                                                                                                              DECEMBER 31,
                                                                                  1998            1997            1996
                                                                                  ----            ----            ----
                                                                                         (IN THOUSANDS  EXCEPT
                                                                                           PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS:
REVENUES                                                                        $167,428       $ 178,922         $ 53,154
                                                                                --------       ---------         --------
OPERATING EXPENSES:
  Cost of services                                                               154,316         177,565           37,942
  Selling, general and administrative                                             17,875          19,074            9,126
  Amortization of goodwill (includes goodwill impairment charge of
    $139,072 in 1997)                                                              1,178         146,321            2,147
                                                                                --------       ---------         --------
      Total operating expenses                                                   173,369         342,960           49,215
                                                                                --------       ---------         --------
      Operating income (loss)                                                     (5,941)       (164,038)           3,939
  Interest income (expense), net                                                  (1,246)         (1,876)             433
  Investment gain                                                                     --           1,760               --
                                                                                --------       ---------         --------
      Income (loss) from continuing operations before taxes                       (7,187)       (164,154)           4,372
  Income tax benefit (expense)                                                       247           2,310           (1,693)
                                                                                --------       ---------         --------
      Income (loss) from continuing operations                                  $ (6,940)      $(161,844)        $  2,679
                                                                                ========       =========         ========

Basic and diluted earnings (loss) per share from continuing operations          $  (0.27)      $   (6.42)        $   0.15
                                                                                ========       =========         ========
Weighted average number of common and common equivalent
      shares outstanding                                                          25,528          25,213           17,898
                                                                                ========       =========         ========

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                  1998            1997             1996
                                                                                  ----            ----             ----
BALANCE SHEET DATA:
  Cash and cash equivalents                                                     $    794       $     774         $ 28,171
  Working capital, including net assets of discontinued operations                16,702          20,655           49,373
  Total assets                                                                   103,689         144,721          296,539
  Long-term debt, including capital lease obligations, less current                2,876           3,800            4,199
   portion
  Stockholders' equity                                                            76,568          80,377          240,511

___________
TeleSpectrum Worldwide Inc. was incorporated on April 26, 1996; accordingly, there were no historical results prior to that date.

                          TELESPECTRUM WORLDWIDE INC.

                            SELECTED FINANCIAL DATA
                                  (CONTINUED)



             PREDECESSOR COMPANIES (INITIAL OPERATING BUSINESSES)
             ----------------------------------------------------


                                                                      PERIOD FROM
                                                                    JANUARY 1, 1996
                                                                     TO AUGUST 12,          FISCAL YEAR ENDED
                                                                                            -----------------
                                                                         1996             1995             1994
                                                                         ----             ----             ----
                                                                                     (IN THOUSANDS)
STATEMENTS OF OPERATIONS:
SOMAR
 Revenues                                                               $26,421          $31,900          $20,785
 Cost of services                                                        21,406           25,048           15,623
 Selling, general and administrative                                      3,817            5,162            4,115
 Operating income                                                         1,198            1,690            1,047
 Net income                                                                 637              979              627
NBG
 Revenues                                                                11,311           12,829            5,778
 Cost of services                                                         7,686            8,572            4,259
 Selling, general and administrative                                      1,645            2,115            1,443
 Operating income                                                         1,980            2,142               76
 Net income                                                               1,868            2,106               33
REICH
 Revenues                                                                14,558           12,253            5,424
 Cost of services                                                         8,550            7,836            4,225
 Selling, general and administrative                                      1,466            2,534              976
 Operating income                                                         4,542            1,883              223
 Net income                                                               4,511            1,840              199
TELESPECTRUM MARYLAND
 Revenues                                                                10,529           11,854            9,386
 Cost of services                                                         6,974            8,338            6,754
 Selling, general and administrative                                      2,929            3,072            2,636
 Operating income (loss)                                                    626              444               (4)
 Net income (loss)                                                          497              278             (154)

                          TELESPECTRUM WORLDWIDE INC.

                            SELECTED FINANCIAL DATA
                                  (CONTINUED)



             PREDECESSOR COMPANIES (INITIAL OPERATING BUSINESSES)
             ----------------------------------------------------

                                                                                              AT FISCAL YEAR END
                                                                                              ------------------
                                                                                             1995           1994
                                                                                             ----           ----
                                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
SOMAR
 Cash and cash equivalents                                                                 $    25         $    2
 Working capital (deficit)                                                                  (1,990)          (242)
 Total assets                                                                               10,792          5,526
 Long-term debt, including capital lease obligations, less current
  portion                                                                                    1,639          1,145
 Stockholders' equity                                                                          771            478
NBG
 Cash and cash equivalents                                                                     700             --
 Working capital (deficit)                                                                   1,270           (238)
 Total assets                                                                                4,234          1,483
 Long-term debt, including capital lease obligations, less current
  portion                                                                                      454            277
 Stockholders' equity                                                                        2,254            396
REICH
 Cash and cash equivalents                                                                     220             31
 Working capital (deficit)                                                                     821            (59)
 Total assets                                                                                4,318          1,111
 Long-term debt, including capital lease obligations, less current
  portion                                                                                      371            273
 Stockholders' equity (deficit)                                                              1,668           (272)
TELESPECTRUM MARYLAND
 Cash and cash equivalents                                                                      15            163
 Working capital (deficit)                                                                      37           (241)
 Total assets                                                                                3,549          3,182
 Long-term debt, including capital lease obligations, less current
  portion                                                                                       57            217
 Stockholders' equity                                                                          687            409

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-K including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include the words "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors", could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

  .  competitive factors;
  .  projected capital expenditures;
  .  liquidity;
  .  possible business relationships;
  .  dependence on key personnel;
  .  exposure to Year 2000 issues; and
  .  growth in future periods.

Our actual future results may differ materially from those expressed in our forward-looking statements set forth in this Form 10-K for a number of reasons, including the inability to:

  . integrate our operations with those of IDRC in a prompt and effective manner;
  . meet greater debt service requirements following the assumption by us of the IDRC senior debt;
  . obtain financing or pursue other business objectives due to the mentioned assumed debt;
  . develop or implement a successful new business strategy for the combined company;
  . manage the combined company effectively and implement its business strategies;
  .  avoid unknown material liabilities after our mergers are completed;
  . avoid losing customers as a result of our mergers; and . maintain sufficient call center utilization at favorable rates.

RECENT DEVELOPMENTS

OVERVIEW

IDRC Merger Agreement

On January 14, 1999, we entered into a merger agreement with International Data Response Corporation and its majority stockholders. This agreement was amended on February 26, 1999. Under this agreement, the holders of outstanding IDRC common stock and options will be entitled to receive their pro rata portion of an aggregate of 9.2 million shares and warrants exercisable for 3.0 million shares of our common stock. These warrants would be exercisable during the period between the first and seventh anniversaries of the completion of the merger at an exercise price of $8.988 per share. In addition, the IDRC preferred stock will be exchanged for $6.0 million in cash, plus all accrued and unpaid dividends. The majority stockholder of IDRC, McCown De Leeuw & Co. will be required to invest all of their proceeds from the exchange of their IDRC preferred stock, estimated at approximately $4.9 million, to purchase a term note from us. This note will be payable in one year and bear interest at 10.0%. We will account for the IDRC merger as a purchase by us pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations." We received a financing commitment for a new $135.0 million senior debt facility which will be used to replace our current facility and to refinance IDRC's current maturities of long-term debt, long-term debt and seller notes. If the IDRC merger is completed, we will incur debt issuance costs associated with this facility of approximately $4.2 million. We would amortize these costs over four years.
This debt facility will consist of three term notes in the aggregate of $86.0 million with maturities between 32 and 56 months and a revolving credit facility of $49.0 million due in 32 months. The debt facility allows for alternative interest rates. After three months, we can elect LIBOR plus a margin of 3.25% to 4.25%. The debt facility contains various financial and non-financial covenants, including minimum interest coverage, fixed charge coverage, minimum EBITDA, maximum leverage ratio and limitations on capital expenditures. We expect to complete the merger in the second quarter of 1999.

CRW Merger Agreement

On September 3, 1998, we entered into a merger agreement with CRW. This agreement was amended December 30, 1998. Under this agreement each outstanding share of CRW common stock will be exchanged for .709 of a share of TeleSpectrum common stock. In addition, each outstanding option to purchase shares of CRW common stock will be exchanged for an option to purchase .709 of a share of TeleSpectrum common stock. The warrants issued by CRW to purchase 0.7 million shares of our common stock owned by CRW will be unaffected by this merger. CRW does not have any continuing business operations and its only significant asset is 6.9 million shares of our common stock. For financial reporting purposes, we will treat the exchange of our shares of common stock for shares of CRW common stock as a treasury stock transaction. The transaction will not have an effect on our net income or loss, but will have an effect on our net income or loss per share. We expect to complete the merger in the second quarter of 1999.

Litigation with NTC

In July 1998, we commenced litigation in Federal court against Parcel Consultants Incorporation d/b/a NTC. We filed suit as part of our efforts to collect approximately $4.7 million of accounts receivable from telemarketing services performed on behalf of NTC. NTC filed a counter suit against us alleging breach of contract and fraud. We believe that NTC's claims against us are without merit. In February 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. We have reserved approximately $2.1 million of the accounts receivable due from NTC. We believe that our reserve is adequate, however, we cannot assure that we will be successful in collecting this receivable from NTC.

1998 Net Loss

We incurred a net loss of $6.5 million for 1998. We incurred net losses of $12.7 million in the first six months of 1998. We primarily attribute these losses to the costs associated with reducing our excess capacity in the first six months of 1998. We achieved net income of $6.2 million for the last six months of 1998, which we primarily attribute to reduced costs and higher capacity utilization at our call centers.

Discontinued Operations

In the first quarter of 1998, we sold substantially all of the assets and liabilities of our market research segment and our direct mail and fulfillment segment for approximately $38.0 million in cash. These dispositions resulted in a loss of approximately $0.9 million which we recorded as of December 31, 1997. We used the proceeds from these sales to repay all outstanding borrowings on our secured credit facility.

Goodwill Impairment

In the fourth quarter of 1997, as a result of our operating performance and the overall significant changes in our industry outlook, we performed an in-depth evaluation of the carrying value of our goodwill. As a result of this evaluation, we recorded a goodwill impairment charge of $139.1 million, which represented the goodwill associated with our telemarketing segment. As of December 31, 1998, our remaining goodwill of $26.8 million relates exclusively to our customer care segment, which we believe is realizable. See note 2 to our consolidated financial statements.

RESULTS OF OPERATIONS

Background

We were formed in April 1996 and commenced operations within the teleservices industry in August 1996 when we acquired our initial operating businesses. Accordingly, no historical comparison for the twelve months ended December 31, 1997 to the twelve months ended December 31, 1996 is available.

To properly understand our operations and their relation to our initial operating businesses, we are presenting the following results of operation:

  . Comparison of results of operations for the year ended December 31, 1998 to the results of operations for the year ended December 31, 1997.

  . Comparison of results of operations for the year ended December 31, 1997 to the Supplemental Pro Forma results of operations for the year ended December 31, 1996.

  . Actual results of operations for the period from April 26, 1996 (Inception) to December 31, 1996.

Certain prior period amounts have been reclassified to conform to the current year presentation of cost of services and selling, general and administrative expenses.

The following discussions should be read in conjunction with the Consolidated Financial Statements contained within this report on Form 10-K.

Comparison of the results of operations for 1998 to 1997.

                                                                             RESULTS OF OPERATIONS
                                                                             (DOLLARS IN MILLIONS)
                                                                        -------------------------------

                                                         YEAR ENDED          AS A          YEAR ENDED         AS A
                                                        DECEMBER 31,     PERCENTAGE OF    DECEMBER 31,   PERCENTAGE OF
                                                            1998           REVENUES           1997          REVENUES
                                                      ----------------  ---------------  --------------  --------------
Revenues:
 Telemarketing                                              $121.5               73%        $ 141.5              79%
 Customer care                                                45.9               27            37.4              21
                                                            ------              ---         -------             ---
  Total revenues                                             167.4              100           178.9             100

Cost of services:
 Telemarketing                                               114.2               68           140.5              78
 Customer care                                                40.0               23            37.1              21
                                                            ------              ---         -------             ---
  Total cost of services                                     154.2               91           177.6              99
Selling, general and administrative                           17.9               11            19.1              11
Amortization of goodwill                                       1.2                1           146.3              82
                                                            ------              ---         -------             ---
  Total operating expenses                                   173.3              103           343.0             192
                                                            ------              ---         -------             ---

Operating loss                                                (5.9)              (3)         (164.1)            (92)
Investment gain                                                 --               --             1.8               1
Interest expense, net                                         (1.3)              (1)           (1.9)             (1)
                                                            ------              ---         -------             ---
Loss before taxes                                             (7.2)              (4)         (164.2)            (92)
Income tax benefit                                             0.2               --             2.3               1
                                                            ------              ---         -------             ---

Loss from continuing operations                             $ (7.0)              (4)        $(161.9)            (91)
                                                            ======              ===         =======             ===

___________
Our amortization of goodwill in 1997 includes a goodwill impairment charge of $139.1 million. See note 2 to our consolidated financial statements.

REVENUES

Our total revenues for 1998 were $167.4 million, representing a decrease of 6% from 1997. This decrease is largely a result of decreased calling hours.

Telemarketing Segment

Our telemarketing revenues were $121.5 million for 1998. These revenues accounted for 73% of our total revenues for 1998 and represents a decrease of $20.0 million or 14% from telemarketing revenues of $141.5 million for 1997. The decrease in telemarketing revenues is principally attributable to the loss of a large financial services client in 1997. Services initiated for new clients totaled $28.8 million. The net decrease in revenues for 1998 was primarily the result of a 20% reduction in calling hours in 1998 from 1997. Approximately 14% of 1998 telemarketing revenue was generated by services provided on behalf of a client in the telecommunications industry.

CUSTOMER CARE SEGMENT

Our customer care segment revenues were $45.9 million for 1998. These revenues accounted for 27% of our total revenues for 1998 and increased by $8.5 million or 23% from 1997. Of this increase, $3.2 million was the result of services initiated for new clients. The remaining increase in revenues for 1998 was primarily attributable to increased volume of customer service calls.

COST OF SERVICES

Our cost of services were $154.2 million for 1998, a decrease of $23.4 million or 13% from cost of services of $177.6 million for 1997. As a percentage of total revenues, cost of services were 91% and 99% for 1998 and 1997, respectively.

Telemarketing Segment

Our telemarketing segment cost of services for 1998 were 94% of telemarketing revenues and decreased by $26.3 million or 19% from 1997. Cost of services for 1998 and 1997 include $1.3 million and $9.3 million, respectively, of charges related to call center closings. Excluding these call center closing charges, our cost of services were 93% of telemarketing revenues for 1998 and 1997. The aggregate decrease in cost of services for 1998 was primarily attributable to reduced volumes of calling hours.

Customer Care Segment

Our customer care segment cost of services accounted for 87% of our customer care revenues for 1998 and increased by $2.9 million or 8% from 1997. Cost of services for 1997 included $1.0 million related to the write-down of property and equipment to fair value. Excluding charges relating to the write-down of property and equipment to fair value, cost of services increased $3.9 million or 11% and as a percentage of customer care revenues decreased from 97% in 1997 to 87% in 1998. The increase in cost of services for 1998 was primarily attributable to increased volume of customer service calls.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses were $17.9 million for 1998, a decrease of $1.2 million or 6% from 1997. As a percentage of total revenue, SG&A expenses were 11% in 1998 and 1997. SG&A expenses for 1998 and 1997 included $1.3 million of charges related to corporate overhead reductions. Excluding these charges, SG&A expenses as a percentage of total revenues would have been 10% in both 1998 and 1997.

AMORTIZATION OF GOODWILL

Our goodwill amortization was $1.2 million for 1998 compared to $146.3 million in 1997. We recorded a goodwill impairment charge of $139.1 million in the fourth quarter of 1997. This charge represented all of the goodwill associated with our telemarketing segment. Our amortization in 1998 consisted of the amortization of goodwill associated with our customer care segment. Our remaining goodwill balance of $26.8 million relates entirely to our customer care segment. See note 2 to our consolidated financial statements.

INVESTMENT GAIN

In June 1997, we purchased the business of a product sampling company called FX Direct, Inc. We realized a pre-tax gain of approximately $1.8 million when we sold this business in October 1997 for $6.3 million. See note 3 to our consolidated financial statements.

INTEREST EXPENSE

We incurred interest expense of $1.3 million for 1998 which represented a decrease of $0.6 million from 1997. This decrease is due to reduced borrowings under our credit facility during 1998.

INCOME TAX BENEFIT

The 1998 income tax benefit from continuing operations represents the offset of the provision for income taxes for discontinued operations. The 1997 income tax benefit is primarily a result of a tax refund for federal income taxes paid in 1996. As of December 31, 1998, we had a net operating loss carryforward of approximately $22.5 million. Also, as of December 31, 1998, we had approximately $117.9 million of future income tax deductible amounts related to our 1997 goodwill impairment charge. The goodwill impairment becomes deductible for income tax purposes over the next 13 years. Due to the uncertain realization of these deferred tax assets, we have recorded a full valuation of allowance as of December 31, 1998.

INCOME FROM DISCONTINUED OPERATIONS

We developed a plan in 1997 to sell our market research segment and our direct mail and fulfillment segment. For 1998 and 1997, we have accounted for the results of operations of the market research segment and direct mail and fulfillment segment as discontinued operations. Income from discontinued operations for 1998 and 1997 were $0.5 million and $1.4 million, net of tax, respectively. Revenues for 1998 were $4.2 million, a decrease of $17.1 million or 80% compared from 1997. Operating expenses for 1998 were $3.5 million a decrease of $15.5 million or 82% from 1997.

Comparison of results of operations for 1997 to 1996.

                                                                             RESULTS OF OPERATIONS
                                                                             (DOLLARS IN MILLIONS)
                                                                        -------------------------------
                                                                                          SUPPLEMENTAL
                                                                                           PRO FORMA
                                                         YEAR ENDED          AS A          YEAR ENDED         AS A
                                                        DECEMBER 31,     PERCENTAGE OF    DECEMBER 31,   PERCENTAGE OF
                                                            1997           REVENUES           1996          REVENUES
                                                      ----------------  ---------------  --------------  --------------
Revenues:
 Telemarketing                                                 $ 141.5               79%         $ 92.6              80%
 Customer care                                                    37.4               21            23.4              20
                                                               -------              ---          ------             ---
  Total revenues                                                 178.9              100           116.0             100

Cost of services:
 Telemarketing                                                   140.5               78            67.6              58
 Customer care                                                    37.1               21            15.6              13
                                                               -------              ---          ------             ---
  Total cost of services                                         177.6               99            83.2              71
Selling, general and administrative                               19.1               11            18.1              16
Amortization of goodwill                                         146.3               82             5.3               5
                                                               -------              ---          ------             ---
  Total operating expenses                                       343.0              192           106.6              92
                                                               -------              ---          ------             ---

Operating income (loss)                                         (164.1)             (92)            9.4               8
Investment gain                                                    1.8                1              --              --
Interest income (expense), net                                    (1.9)              (1)            0.4               0
                                                               -------              ---          ------             ---
Income (loss) before taxes                                      (164.2)             (92)            9.8               8
Income tax benefit (expense)                                       2.3                1            (4.1)             (3)
                                                               -------              ---          ------             ---

Income (loss) from continuing operations                       $(161.9)             (91)         $  5.7               5
                                                               =======              ===          ======             ===

__________
Our supplemental pro forma results of operations include the results for our initial operating businesses for all of 1996. Our supplemental pro forma results of operations also include the results of operations of two businesses that we acquired in the fourth quarter of 1996, effective on the date each business was acquired. Our amortization of goodwill in 1997 includes a goodwill impairment charge of $139.1 million. See note 2 to our consolidated financial statements.

REVENUES

Our total revenues for 1997 amounted to $178.9 million, representing an increase of $62.9 million or 54% from revenues of $116.0 million for 1996. This increase in aggregate revenue was driven by increased calling hours.

Telemarketing Segment

Our telemarketing revenues of $141.5 million for 1997 accounted for 79% of total revenues and represented an increase of $48.9 million or 53% from revenues of $92.6 million for 1996. The increase in telemarketing revenues was principally attributable to increased calling hours. Of this increase, 19% was attributable to services initiated for new clients, 5% was attributable to acquired businesses and 76% was attributable to services for existing clients. Approximately 24% of telemarketing revenues in 1997 were generated by services provided on behalf of a client in the financial services industry.

Customer Care Segment

Our customer care revenues of $37.4 million accounted for 21% of total revenues for 1997 and represented an increase of $14.0 million or 60% from revenues of $23.4 million in 1996. Of this increase, 16% was attributable to services initiated for new clients. The Company acquired its customer care consulting business in October 1996 and the results of operations include the revenues of our customer care consulting business for the last quarter of 1996.

COST OF SERVICES

Our cost of services amounted to $177.6 million for 1997, representing an increase of $94.4 million or 113% from $83.2 million for 1996. As a percentage of total revenues, cost of services were 99% and 71% for 1997 and 1996, respectively.

Telemarketing Segment

Our telemarketing cost of services were 99% of telemarketing revenues for 1997 and represented an increase of $72.9 million or 108% when compared to telemarketing cost of services of $67.6 million for 1996. Cost of services for 1997 includes $9.3 million related to call center closing charges. Excluding these costs relating to call center closings, our costs of services increased from 73% for 1996 to 93% for 1997 as a percentage of total telemarketing revenues. We attribute this increase in cost of services as a percentage of revenues primarily to increased capacity, which resulted in the lower utilization of our telemarketing personnel and facilities. In addition, as a result of industry pricing pressures and in an effort to fill some excess capacity, we accepted less profitable telemarketing contracts to utilize some of our capacity.

Customer Care Segment

Our customer care cost of services were 99% of customer care revenues for 1997 and represented an increase of $21.5 million or 138% when compared to customer care cost of services of $15.6 million for 1996. This increase was primarily the result of increased volumes of customer calls and the full year impact of our customer care consulting business. Cost of services for 1997 includes $1.0 million related to the write-down of certain property and equipment to fair value. Excluding the write-down of certain property and equipment to fair value, costs of services as a percentage of customer care revenues increased from 67% for 1996 to 97% for 1997.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses were $19.1 million for 1997, representing an increase of $1.0 million or 6% from 1996. As a percentage of total revenues, SG&A expenses were 11% and 16% for 1997 and 1996, respectively. SG&A for 1997 include a $1.3 million charge related to corporate overhead reduction. Excluding the charge of $1.3 million, SG&A was 10% of total revenues in 1997. The decrease in SG&A expenses for 1997, as a percentage of revenue, as compared to 1996, resulted primarily from cost reductions in our administrative infrastructure during our consolidation and growth.

AMORTIZATION OF GOODWILL

In the fourth quarter of 1997 we recorded a goodwill impairment charge of $139.1 million, which represented the goodwill associated with the telemarketing segment. (See note 2 to the consolidated financial statements). As of December 31, 1997, the remaining net goodwill of $28.0 million relates exclusively to the customer care segment.

INVESTMENT GAIN

In June 1997, we purchased substantially all of the assets and assumed certain liabilities of a product sampling company, FX Direct, Inc. We realized a pre-tax gain of approximately $1.8 million when we sold this business in October 1997 for $6.3 million.

INTEREST INCOME (EXPENSE)

We incurred interest expense of $1.9 million for 1997 which represented an increase of $2.3 million from 1996. This increase is due to borrowings under the credit facility during 1997.

INCOME TAX BENEFIT (EXPENSE)

The 1997 income tax benefit is a result of a tax refund for federal income taxes paid in 1996. As of December 31, 1997, we have a net operating loss carryforward of approximately $9.0 million. Also, as of December 31, 1997, we have approximately $125.0 million of future income tax deductible amounts related to the 1997 goodwill impairment charge. The goodwill impairment becomes deductible for income tax purposes over the next 14 years. Due to the uncertain realization of these deferred tax assets, we have recorded a full valuation allowance as of December 31, 1997.

INCOME FROM DISCONTINUED OPERATIONS

In December 1997, we committed to a plan to sell our market research segment and direct mail and fulfillment segment. For 1997 and 1996, we accounted for the results of operations of the market research segment and direct mail and fulfillment segment as discontinued operations. Income from discontinued operations in 1997 and 1996 was $1.4 million (net of tax). Revenues for 1997 were $21.3 million an increase of $2.7 million or 15% when compared to revenues of $18.6 million for 1996. Operating expenses for 1997 amounted to $19.0 million, an increase of $2.8 million or 17% when compared to operating expenses of $16.2 million for 1996.

Results of operations for the period from April 26, 1996 (Inception) to December 31, 1996

We incorporated on April 26, 1996, but did not commence operations within the teleservices industry until August 13, 1996. The results of operations from April 26, 1996 through December 31, 1996 include the revenues, cost of services, selling, general and administrative expenses, and interest income for the initial operating businesses from August 13, 1996 and for the customer care consulting business from October 1, 1996.

Actual results, as a percentage of revenues were as follows (dollars in millions):

                                                             PERIOD
                                                         FROM APRIL 26,
                                                        1996 (INCEPTION)        AS A
                                                         TO DECEMBER 31,     PERCENTAGE
                                                              1996          OF REVENUES
                                                        -----------------  --------------
Revenues                                                      $53.2             100%
                                                              -----             ---

Cost of services                                               37.9              72
Selling, general and administrative                             9.1              17
Amortization of goodwill                                        2.2               4
                                                              -----             ---
 Total operating expenses                                      49.2              93
                                                              -----             ---

Operating income                                                4.0               7
Interest income, net                                            0.4               1
                                                              -----             ---
Income before taxes                                             4.4               8
Income tax expense                                             (1.7)             (3)
                                                              -----             ---
Income from continuing operations                             $ 2.7               5
                                                              =====             ===

REVENUES

Our revenues are related to the operations of the initial operating business from August 13, 1996 through December 31, 1996 as well as the operations of two businesses that were acquired in the fourth quarter of 1996. Our revenues increased steadily from August 13, 1996 due to the addition of new call centers and development of new business.

COST OF SERVICES

Our cost of services are related to the operations of the initial operating business from August 13, 1996 through December 31, 1996 as well as the operations of two businesses that were acquired in the fourth quarter of 1996. Our cost of services decreased as a percentage of revenues due to certain operating efficiencies, among other factors, however, the favorable effects of these cost savings have been offset by additional start-up costs of the new centers. Overall margins have been consistent throughout 1996.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses are related to the operations of the initial operating business from August 13, 1996 through December 31, 1996 as well as the operations of two businesses that were acquired in the fourth quarter of 1996. As a percentage of revenues, SG&A expenses decreased since our inception due to increasing revenues from the initial operating businesses and businesses acquired in the fourth quarter of 1996. Included in our results for 1996 are certain overhead costs incurred prior to the acquisitions of the initial operating businesses. These costs were approximately $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                     PERIOD FROM
                                                                                    APRIL 26, 1996
                                                          YEAR ENDED                (INCEPTION) TO
Dollars in Millions                                      DECEMBER 31,                DECEMBER 31,
                                              -----------------------------------  ----------------
Cash Flows Provided By (Used In):                   1998              1997               1996
---------------------------------             ----------------   ----------------  ----------------
  Operating Activities                                 $ (1.5)            $  4.8           $  (4.7)
  Investing Activities                                   28.1              (60.1)           (117.6)
  Financing Activities                                  (26.6)              28.0             150.4

Year Ended December 31, 1998

The $1.5 million of cash used in operating activities consisted of $0.1 million used in continuing operations and $1.4 million used in discontinued operations. Our net loss of $6.5 million was reduced by significant non-cash items including depreciation and amortization.

The $28.1 million of cash provided by investing activities primarily consisted of $37.8 million of proceeds from the sale of the market research segment and direct mail and fulfillment segment, primarily offset by $9.1 million of purchases of property and equipment. We do not expect to make any significant investment in telemarketing call center expansion in 1999. Instead, we intend to continue to invest in maintaining and enhancing our technology platforms.

The $26.6 million of net cash used in financing activities primarily consisted of $29.0 million of net payments under our secured credit facility. In addition, we received $2.0 million of proceeds from the exercise of stock options and sale of common stock.

On April 14, 1998, we entered into a four-year Loan and Security Agreement with Mellon Bank N.A. ("Mellon"), which provides for a $20.0 million credit facility (the "Credit Facility"). Under the terms of the Credit Facility, we can borrow up to the lesser of $20.0 million or an amount that is determined as 80% of the net eligible accounts receivable. We can elect at the time of our borrowings to pay interest at prime plus 0.50% or at LIBOR plus 2.50% and will pay a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available letters of credit at a fee of 1% per annum on the face amount of each letter of credit and in an aggregate amount not to exceed the lower of $1.5 million or the amount available under the Credit Facility. Borrowings under the Credit Facility are collaterlized by substantially all of our assets. The Credit Facility also contains various financial and non-financial covenants. At December 31, 1998, we had no outstanding borrowings and $18.1 million of available borrowings under the Credit Facility.

We believe that our existing cash balances, and borrowings available under our Credit Facility will be sufficient to meet our operating and capital needs into 2000. The amount of future capital expenditures will be highly dependent on future revenue growth.

On January 14, 1999, we entered into a merger agreement with IDRC. In connection with the merger agreement, we received a financing commitment for a new $135 million senior debt facility which will be used to replace our current credit facility and to refinance IDRC's debt. Should the merger close, we believe that our existing cash balances and borrowings available under the new $135 million senior debt facility will be sufficient to meet our combined operating and capital needs into 2000.

Year Ended December 31, 1997

The $4.8 million of cash provided by operating activities consisted of $0.1 million generated from continuing operations and $4.7 million generated from discontinued operations. Our net loss of $160.5 million was offset by significant non-cash items including amortization of goodwill, which was primarily comprised of a $139.1 million goodwill impairment charge. See note 2 to the consolidated financial statements.

The $60.1 million of cash used in investing activities primarily consisted of $26.3 million of purchases of property and equipment and $29.1 million used to repay notes payable to sellers and other acquisition related liabilities. Purchases of property and equipment included $10.6 million associated with the development of six new call centers, $13.8 million related to capital investments in technology upgrades and capital enhancements to existing call centers, and $1.9 million related to capital investments associated with development and enhancement of production and administrative infrastructure projects. In addition, we used $1.2 million related to capital investments for discontinued operations. As a result of the call center closings and consolidation of facilities discussed above, as of December 31, 1997, we recorded an impairment charge of $11.6 million of which $5.0 million related to these 1997 additions. Other investing activities included $5.3 million for the acquisition of an interactive voice response company. In addition, in June 1997 we used $4.5 million to invest in an ownership of a sampling business, which we sold in October 1997 for $6.3 million resulting in a pre-tax gain of approximately $1.8 million.

The net cash provided by financing activities primarily consisted of $29.0 million of net proceeds from borrowing under our Credit Facility dated January 24, 1997, as amended. In addition, we received $0.7 million of proceeds from other long term debt and made payments on debt and capital lease obligations totaling approximately $1.7 million.

Throughout 1997, we amended the Credit Facility several times as a result of non-compliance due to our 1997 operating performance. On March 25, 1998, we were notified by our primary lending institution, Mellon, that we were in default of certain loan covenants of our Credit Facility. We repaid this facility on April 1, 1998, with the proceeds from the sale of our direct mail and fulfillment segment.

Period From April 26, 1996 (Inception) to December 31, 1996

At December 31, 1996 we had cash of $28.2 million. This cash was primarily generated through financing activities which generated $150.4 million. We raised $162.0 million related to its August 1996 initial public offering and $2.1 million related to proceeds of the initial capitalization. We used $13.7 million to repay other debt and capital lease obligations.

We used $117.6 million for investing activities. We used $94.4 million to fund the cash portion of our acquisition of the initial operating businesses and $12.6 million to fund the cash portion of the two businesses we acquired in the fourth quarter of 1996. We used $10.6 million for the purchase of property and equipment associated with the commencement of our call center expansion and centralization initiatives.

We used $4.7 million for operating activities, primarily to fund our working capital requirements during this period of high growth.

YEAR 2000

Year 2000 Issue. The Year 2000 issue results from the writing of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, computer software, hardware or firmware may recognize a date using "00" as the year 1900 rather than year 2000. This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions or engage in other normal business activities.

State of Readiness. We have undertaken a comprehensive program, including the hiring of an outside consulting firm, to address the Year 2000 issue with respect to the following:

  . our information technology and operating systems, which include call processing, network, server, security and application systems;
  . our non-information technology systems that may contain embedded microchip technology, which include buildings, plant, equipment and other infrastructure systems; and
  . the systems of our major vendors and telecommunication service providers insofar as they relate to our business.

Our core business systems are in the process of receiving Year 2000 compliant upgrades furnished by our vendors, being replaced by our TeleSpectrum Enterprise System Solution (TESS), or being rewritten to be Year 2000 compliant. We are developing TESS to replace many of our current data processing systems. We believe that the TESS product will be Year 2000 compliant and that our core business systems will be ready to successfully recognize years beginning with 2000. Although we have received compliance information from many suppliers, we are unable to predict the extent to which our suppliers will be affected by the Year 2000 issue. We are also unable to predict the extent to which we may be vulnerable to a supplier's inability to remedy any issues in a timely manner. This matter is most prevalent with our telecommunications service suppliers.

Costs to Address the Year 2000 Issue. Our current cost estimate to become Year 2000 compliant is $1,500,000 in 1999, of which approximately 40% will be for outside consultants and 60% will be for internal resource which have been or will be reallocated from other projects. Many of our systems that require Year 2000 remediation or replacement are also simultaneously receiving performance upgrades or feature enhancements. Our current cost estimate does not include costs related to these upgrades or enhancements. To date, the financial impact of remediation expenses has not been material, and we do not expect future remediation costs to be material to our consolidated financial position or results of operations.

Risks Presented by Year 2000 Problems. Our reasonably anticipated worst case scenario involves Year 2000 problems experienced by our suppliers. If our telecommunications vendors do not appropriately address their Year 2000 issues and alternative telecommunications providers are not able to provide us with adequate telecommunications services, we will not be able to provide our services to our clients. If there is widespread and continued shortage in telecommunications services available from telecommunications vendors, we will be materially adversely affected. In addition, our computer systems are linked to many of our clients' computer systems. Through these links, clients furnish us with information that is necessary for us to provide our services and we provide our clients with feedback regarding their services. While we have made inquiries regarding their state of readiness for the Year 2000, we may not be able to accurately predict whether our clients' systems will be Year 2000 compliant. We will likely experience service disruptions and may be materially adversely affected if our clients' systems are not Year 2000 compliant.

Contingency Plans. Our Year 2000 plan calls for the development of contingency plans for areas of our business that are susceptible to a substantive risk of a disruption resulting from a Year 2000 related event. For our internal systems, we are developing remediation plans for our existing systems, including as a contingency to the timely implementation of TESS. For vendor supplied services, we are evaluating alternative vendors for backup services. However, we may not be able to obtain backup services if there is a widespread and continued shortage in telecommunications services available from telecommunications vendors. For client computer links, we will seek to exchange information on a manual basis until such time as the necessary corrections have been made. Consistent with our Year 2000 plan, we will develop specific Year 2000 contingency plans for any other areas of our business as the need is identified.

OTHER INFORMATION--RISK FACTORS

Risk Factors

You should carefully consider the following factors and other information in this Form 10-K.

Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this document. These are statements that relate to future events and time periods or our expectations. Generally, the words "anticipates," "expects," "intends" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

OPERATING LOSSES

While we have had net income of $6.2 million for the six months ended December 31, 1998, we had a net loss of $6.5 million for the year ended December 31, 1998 and a net loss of $12.7 million for the six months ended June 30, 1998. To be profitable, we must maintain a sufficient level of capacity utilization at acceptable rates. During the past two years we have periodically found difficulties in achieving consistent levels of profitability, particularly in
our telemarketing segment.   Revenues from our telemarketing segment represented
73% of our total revenues in 1998.

Telemarketing agreements generally do not assure specific levels of revenue and are often terminable by clients on short notice. The amount of revenue we generate from a particular client is dependent upon a number of factors, including, our ability to achieve marketing and sales results required by the client and the results we achieve as compared to both the clients' in-house operations and other telemarketing providers. In addition to these factors, numerous agreements with our clients are also based on actual sales achieved. Accordingly, our ability to achieve our desired results of operations is also contingent upon our TSRs being able to effectively and efficiently market the clients' products and the quality of the lists of prospective customers provided by our clients. Our telemarketing segment is also affected by seasonal trends that mirror our client's marketing plans. These trends include reduced activities during the months of August and December. If we are unable to maintain a sufficient level of capacity utilization at acceptable rates, we will be materially and adversely affected.

RELIANCE ON MAJOR CLIENTS

Approximately 10% of our revenues in 1998 were generated from one client, in the telecommunications industry. In 1997, approximately 19% of our revenues were generated from one client in the financial services industry. The significant reduction in the amount of business provided by this client in the financial services industry was a significant factor in our lower capacity utilization and operating performance during the last two fiscal quarters in 1997. We may in the future develop relationships with clients that represent a large concentration of revenues. Since most client contracts can generally be canceled by the client upon relatively short notice, we will be vulnerable to any unexpected termination or non-renewal of such a relationship.

DIFFICULTIES OF MANAGING GROWTH

We have experienced growth over the past several years. We will not be able to achieve future growth if we do not:

  . initiate, develop and maintain new client relationships and expand its existing client programs;
  .  recruit, motivate and retain qualified management, staff, TSRs and CSRs;
  . rapidly identify, acquire or lease suitable call center facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion; and
  . maintain the high quality of the services and products that we provide to our clients.

CAPACITY UTILIZATION

Our profitability is substantially dependent upon our ability to use our call center capacity at favorable rates. We have in the past experienced periods of low capacity utilization and we have sometimes accepted less profitable client engagements to fill this capacity. We have also experienced, and in the future may experience, at least short-term, excess peak period capacity when we open a new call center or terminate or complete a large client program. If we do not maintain sufficient levels of capacity utilization at acceptable rates, we will be materially adversely affected.

RELIANCE ON TECHNOLOGY

We have made significant investments in technology and we anticipate that we will need to continue making significant additional technology investments to
remain competitive.   We may not be successful in anticipating continuing
technological changes or in implementing new or enhanced technology. If we are unable to do so, we will be materially adversely affected.

DEPENDENCE ON OUR LABOR FORCE

Our industry is very labor intensive and has experienced high personnel turnover. Many of our employees receive modest hourly wages. A higher turnover rate among our employees would increase our recruiting and training costs and decrease our productivity. Our insurance product sales and technology-based
customer care services require specifically trained employees.   We may not be
able to continue to hire, train and retain a sufficient labor force of qualified employees. If we are unable to do so, we will be materially adversely affected.

ADDITIONAL FINANCING

Should the merger with IDRC close, we will have significant outstanding borrowings under our new $135.0 million senior debt facility. There can be no assurance, that existing cash and available borrowings, after the close of the merger, will be sufficient to meet our financing needs and satisfy our debt obligations. If these sources are not sufficient, we will be required to seek additional debt or equity financing and there can be no assurance that any such financing will be available on acceptable terms. If we are unable to meet our debt obligations as they become due, we will be materially and adversely affected.

DEPENDENCE ON TELECOMMUNICATIONS PROVIDERS

Our business is heavily dependent on service provided by various local and long distance telephone companies. We would be materially adversely affected by a significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services.

YEAR 2000 ISSUE

The Year 2000 issue results from the writing of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, computer software, hardware or firmware may recognize a date using as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions or engage in other normal business activities.

As a result of the Year 2000 issue, possible consequences to our business include the inability to engage in normal business activities resulting from one or more of the following:

  . failure of our telecommunications services
  . failure of third parties to provide us with Year 2000 compliant products or services;
  . failure of our information systems; or . the inability of our customers to process telemarketing and customer care transactions.

Not all of our information systems are Year 2000 compliant and not all of the third parties with whom we conduct our business have indicated that their information systems are Year 2000 compliant. We are in the process of making changes to, or replacing, our core business systems to make them Year 2000 compliant. We have been notified by our third parties with whom we conduct our business that they are in the process of becoming Year 2000 compliant. However, if we and these third parties do not complete this work effectively or on time, we will be materially adversely affected. We discuss the impact that the Year 2000 issue may have on our business, our expected costs to address our Year 2000 issues and our contingency plans earlier in this Management Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K.

POTENTIAL FLUCTUATION IN QUARTERLY OPERATING RESULTS

We expect that our quarterly operating results will fluctuate due to many factors, a number of which are beyond our control. We believe that period-to-period comparisons of our historical results may not be meaningful. You should not rely on these historical results as an indication of future results. Our results of operations in future periods may not meet the expectations of analysts and investors, in which case the price of our common stock would likely be materially adversely affected. Factors, which may also have an impact on our operating results:

  . our ability to retain existing clients and attract new clients;
  . timing of our clients' marketing campaigns and customer service programs; . the timing of additional selling, general and administrative expenses incurred to acquire and support such new business;
  . changes in our revenue mix among our various service offerings;
  . the introduction of new or enhanced services and products;
  . price competition;
  . our ability to upgrade and develop our information technology systems;
  . technical difficulties, system downtime or internet brownouts;
  . government regulation;
  . general economic conditions and economic conditions specific to our industry; and
  . seasonality in our business, particularly during the months of August and December.

POSSIBLE VOLATILITY OF STOCK PRICES

The market prices of our common stock have been highly volatile. This volatility may adversely affect the price of our common stock in the future. Factors that could cause such volatility include:

  . volume of trading in our stock;
  . our quarterly operating results;
  . deviations in results of operations from estimates of changes in general conditions in the economy or our industry; and . other developments affecting us or our competitors.

RISKS RELATING TO THE PENDING MERGERS

We have entered into merger agreements providing for the mergers with IDRC and CRW. We have incurred considerable expense in negotiating these merger agreements and in working to complete these mergers. In addition, if we complete the IDRC merger, we will incur approximately $135.0 million of additional senior debt. If we complete these mergers, we will need to address a number of matters to be successful. These matters will include:

  . integrating the operations of the companies;
  . meeting increased debt service obligations;
  . developing and implementing new business strategies;
  . operating effectively with a new management team; and . avoiding incurring any unknown liabilities.

We can not assure that we will be able to complete either merger. Because we have committed substantial resources to these mergers, we will be adversely affected if we are unable to complete these mergers.

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

                                                              PERIOD FROM
                                                            JANUARY 1, 1996                    YEAR ENDED
                                                             TO AUGUST 12,                    DECEMBER 31,
                                                                 1996                             1995
                                                        -----------------------          ------------------------
                                                                          (dollars in thousands)
Revenues                                                $26,421           100.0%         $31,900           100.0%
                                                        -------           -----          -------           -----
Cost of services                                         21,406            81.0           25,048            78.5
Selling, general and administrative                       3,817            14.5            5,162            16.2
                                                        -------           -----          -------           -----
  Total operating expenses                               25,223            95.5           30,210            94.7
                                                        -------           -----          -------           -----
Operating income                                          1,198             4.5            1,690             5.3
Interest expense, net                                       561             2.1              711             2.2
                                                        -------           -----          -------           -----
Pre-tax income                                          $   637             2.4          $   979             3.1
                                                        =======           =====          =======           =====

PERIOD FROM JANUARY 1, 1996 TO AUGUST 12, 1996 (THE "STUB PERIOD")

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

Cost of Services--Cost of services primarily consists of labor, telephone and other call center-related operating and support expenses. As a percentage of revenues, cost of services increased to 81.0% during the Stub Period, primarily the result of a temporary shift to lower margin services to fill capacity resulting from an unexpected reduction in demand from SOMAR's largest client, costs associated with revenues lost due to inclement weather and start-up costs associated with the opening of the Beckley, West Virginia call center in March 1996. Start-up costs included recruiting and education of new call center management and staff.

Selling, General and Administrative--Selling general and administrative expenses, as a percentage of revenue, decreased to 14.5% of revenues in the Stub Period as compared to 1995, primarily as a result of the spreading of expenses over increasing revenues.

LIQUIDITY AND CAPITAL RESOURCES

SOMAR's principal source of liquidity was borrowings under credit facilities. The following table sets forth selected information from SOMAR's statements of cash flows for the periods indicated:

                                                            PERIOD FROM
                                                          JANUARY 1, 1996        YEAR ENDED
                                                           TO AUGUST 12,        DECEMBER 31,
                                                                1996                1995
                                                         ------------------  ------------------
                                                                 (dollars in thousands)
Net cash provided by operating activities                     $ 2,124             $   441
Net cash used in investment activities                         (1,923)             (2,870)
Net cash provided by (used in) financing activities              (221)              2,452

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

NBG

Founded in 1991, and prior to its acquisition by TeleSpectrum, NBG Services, Inc. ("NBG") provided telemarketing services to clients in the financial services, telecommunications and technology industries. NBG's revenues are derived primarily from service fees charged to clients on a performance/results basis, rather than on an hourly basis.

On August 12, 1996, NBG sold substantially all of its assets and liabilities to TeleSpectrum, and is a predecessor company to TeleSpectrum.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated.

                                                             PERIOD FROM
                                                          DECEMBER 30, 1995               YEAR ENDED
                                                            TO AUGUST 12,                DECEMBER 29,
                                                                1996                         1995
                                                     ---------------------------  ---------------------------
                                                                      (dollars in thousands)
Revenues                                                  $11,311         100.0%       $12,829         100.0%
                                                          -------         -----        -------         -----
Cost of services                                            7,686          68.0          8,572          66.8
Selling, general and administrative                         1,645          14.5          2,115          16.5
                                                          -------         -----        -------         -----
Total operating expenses                                    9,331          82.5         10,687          83.3
                                                          -------         -----        -------         -----
Operating income                                            1,980          17.5          2,142          16.7
Interest expense, net                                          33           0.3             36           0.3
                                                          -------         -----        -------         -----
Pre-tax income                                            $ 1,947          17.2        $ 2,106          16.4
                                                          =======         =====        =======         =====

Period from December 30, 1995 to August 12, 1996 (The "Stub Period")

Revenues--If the Stub Period revenues were annualized and compared to 1995, the revenue comparison would show a significant increase period over period; revenues per day increased from $35,000 per day in 1995 to $50,000 per day in the stub period. This increase was primarily a result of increases in revenues from two of NBG's most significant clients.

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

                                                                       PERIOD FROM
                                                                    DECEMBER 30, 1995       YEAR ENDED
                                                                      TO AUGUST 12,        DECEMBER 29,
                                                                           1996                1995
                                                                    ------------------  ------------------
                                                                            (dollars in thousands)
  Net cash provided by operating activities                               $1,334              $1,383
  Net cash used in investment activities                                     (81)               (594)
  Net cash used in financing activities                                     (880)                (89)

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

                                                            PERIOD FROM
                                                          JANUARY 1, 1996              YEAR ENDED
                                                           TO AUGUST 12,              DECEMBER 31,
                                                               1996                       1995
                                                     -------------------------  -------------------------
                                                                    (dollars in thousands)
Revenues                                                 $14,558        100.0%      $12,253        100.0%
                                                         -------        -----       -------        -----
Cost of services                                           8,550         58.7         7,836         63.9
Selling, general and administrative                        1,466         10.1         2,534         20.7
                                                         -------        -----       -------        -----
  Total operating expenses                                10,016         68.8        10,370         84.6
                                                         -------        -----       -------        -----
Operating income                                           4,542         31.2         1,883         15.4
Interest expense, net                                         31          0.2            43          0.4
                                                         -------        -----       -------        -----
Pre-tax income                                           $ 4,511         31.0       $ 1,840         15.0
                                                         =======        =====       =======        =====

Period from January 1, 1996 to August 12, 1996 (The "Stub Period")

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

Selling, General and Administrative--Selling, general and administrative expenses, as a percentage of revenues, decreased to 10.1% for the Stub Period compared to 20.7% in 1995, primarily as a result of the spreading of expenses over increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Reich's principal sources of liquidity were cash flows from operating activities and available borrowing capacity under credit facilities and capital leases. The following table sets forth selected information from Reich's statements of cash flows for the periods indicated.

                                                                          PERIOD FROM
                                                                        JANUARY 1, 1996        YEAR ENDED
                                                                         TO AUGUST 12,        DECEMBER 31,
                                                                              1996                1995
                                                                       ------------------  ------------------
                                                                               (dollars in thousands)
Net cash provided by operating activities                                    $ 2,535             $   745
Net cash used in investment activities                                          (935)             (1,212)
Net cash provided by (used in) financing activities                           (1,703)                656

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

Financing activities primarily included borrowing activities under various long-term debt arrangements, capital leases and shareholder loans. In December 1995, Reich received commitments for a low interest loan of up to $0.7 million from the City of Wheeling, West Virginia and the West Virginia Economic Development Authority ("WVEDA"). These loans were used to fund the cost associated with the relocation and expansion of Reich's West Virginia call center which was originally funded by operating cash flows.

TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

Prior to the acquisition of substantially all of its assets by TeleSpectrum, TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc. (collectively, "TeleSpectrum Maryland"), founded in 1984, specialized in providing customer care services to the high technology, pharmaceutical and health care and consumer products industries. TeleSpectrum Maryland was typically paid on an hourly basis for customer care services and on a negotiated, project-by-project basis for other services.

On August 12, 1996, TeleSpectrum Maryland sold substantially all of its assets and liabilities to TeleSpectrum, and is a predecessor company to TeleSpectrum.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of revenues for the periods indicated.

                                                             PERIOD FROM
                                                           JANUARY 1, 1996                YEAR ENDED
                                                            TO AUGUST 12,                DECEMBER 31,
                                                                1996                         1995
                                                     ---------------------------  ---------------------------
                                                                      (dollars in thousands)
Revenues                                                  $10,529         100.0%       $11,854         100.0%
                                                          -------         -----        -------         -----
Cost of services                                            6,974          66.3          8,338          70.2
Selling, general and administrative                         2,929          27.8          3,072          26.0
                                                          -------         -----        -------         -----
Total operating expenses                                    9,903          94.1         11,410          96.2
                                                          -------         -----        -------         -----
Operating income                                              626           5.9            444           3.8
Interest expense, net                                         129           1.2            184           1.6
                                                          -------         -----        -------         -----
Pre-tax income                                            $   497           4.7        $   260           2.2
                                                          =======         =====        =======         =====

Period from January 1, 1996 to August 12, 1996 (The "Stub Period")

Revenue--If the Stub Period revenues were annualized and compared to 1995, the comparison would show a significant increase, period to period. This increase primarily resulted from increased call volume from existing clients and the addition of new clients, principally in the pharmaceutical and health care industry.

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

LIQUIDITY AND CAPITAL RESOURCES

TeleSpectrum Maryland's primary sources of liquidity were cash flows from operating activities and available borrowing capacity under credit facilities. The following sets forth selected information from TeleSpectrum Maryland's statement of cash flows for the periods indicated:

                                                                           PERIOD FROM
                                                                            JANUARY 1,
                                                                             1996 TO        YEAR ENDED
                                                                            AUGUST 12,     DECEMBER 31,
                                                                               1996            1995
                                                                          --------------  --------------
                                                                              (dollars in thousands)
Net cash provided by (used in) operating activities................             $   969           $  (4)
Net cash used in investment activities.............................              (2,044)            (99)
Net cash provided by (used in) financing activities................               1,716             (45)

Net cash used in operating activities in 1995 resulted principally from increases in working capital to support increases in revenue, offset by net income. The net cash flow from operations in 1996 resulted from higher operating income.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates, relates primarily to our long-term debt obligations. We do not believe that we have exposure to market risks associated with changing interest rates as of December 31, 1998 because we do not have variable rate interest debt outstanding and all of our outstanding debt consists of term notes with state and regional development authorities and capital lease obligations. We do not use derivative financial instruments in our operations.

Foreign Currency Risk

We do not use foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have subsidiaries in Canada and the United Kingdom, which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these subsidiaries from local currencies to U.S. dollars affects year-over-year comparability of our operating results. The foreign subsidiaries are limited in their operations and the level of investment by the parent company so that the risk of foreign currency fluctuations is not expected to be material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to pages F-1 through F-63 and page S-2 of this document.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the executive officers and directors of the Company.

        Name                        AGE                     Position with the Company
        ----                        ---                     -------------------------
Keith E. Alessi                      44   Chairman of the Board, Chief Executive Officer and President
Richard C. Schwenk, Jr.              48   Senior Vice President and Chief Financial Officer
Joseph V. Del Raso                   46   Director
Michael E. Julian                    48   Director
David L. Kriegel                     53   Director
J. Brian O'Neill                     39   Director
Richard W. Virtue                    54   Director
Kevin W. Walsh                       44   Director

_________

Keith E. Alessi has been Chairman of the Board, Chief Executive Officer and President since March 1998. Mr. Alessi had been Chairman of the Board, Chief Executive Officer and President of Jackson Hewitt, Inc., the nation's second largest tax preparation service company, since 1996. From 1988 to 1996 Mr. Alessi served in several executive positions with Farm Fresh, Inc. and was Vice Chairman upon his departure.

Richard C. Schwenk, Jr. has served as Senior Vice President and Chief Financial Officer of the Company since May 1996. Mr. Schwenk served as Executive Vice President and Chief Financial Officer of Electronic Payment Services, Inc., a provider of automated teller machine and point-of-sale transaction processing services, from November 1992 to January 1996.

Joseph V. Del Raso has been a director of the Company since February 1997. Mr. Del Raso has been a partner of the law firm of Pepper Hamilton LLP since January 1998. From 1992 to January 1998, Mr. Del Raso was a partner of the law firm of Stradley, Ronon, Stevens & Young.

Michael E. Julian has been a director of the Company since September 1998. Mr. Julian has served Jitney-Jungle Stores of America as Chief Executive Officer since March 1997 and as Chairman of the Board since August 1998. From 1988 until March 1997 Mr. Julian served as Chairman of the Board and Chief Executive Officer of Farm Fresh, Inc. In January of 1998 Farm Fresh, Inc. petitioned for a prepackaged Chapter 11 bankruptcy and emerged in May 1998.

David L. Kriegel has been a director of the Company since September 1998. Mr. Kriegel has been Chairman, Chief Executive Officer and President of Drug Emporium, Inc. since January 1993.

J. Brian O'Neill was Chairman of the Board and Chief Executive Officer of the Company from April 1996 to March 1998. Mr. O'Neill has been the Chairman of the Board and Chief Executive Officer of CRW Financial, Inc. since May 1995. From July 1992 to May 1995, Mr. O'Neill was Chairman and Chief Executive Officer of Casino and Credit Services, Inc.

Richard W. Virtue has served as a director of the Company since August 1996. Mr. Virtue served as Chief Executive Officer of SOMAR, Inc. from 1982 until August 1996.

Kevin W. Walsh has been a director of the Company since August 1996. Mr. Walsh has been a partner of the law firm Adelman Lavine Gold and Levin, a professional corporation, since 1988.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation paid or earned during the fiscal years ended December 31, 1998, 1997 and 1996 to the Company's chief executive officers and the other executive officer of the Company who in 1998 earned more than $100,000 in total annual compensation (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                   Annual Compensation (1)
                                                         ---------------------------------------------------------------------------
                                                                                                                      Long-Term
                                                                                                                     Compensation
Name and Position                                         Year          Salary($)               Bonus($)             Awards(#)(2)
-----------------                                        ------     -----------------        -------------        -----------------
Keith E. Alessi..................................         1998          195,000(3)                  --                2,000,000
  Chairman of the Board, Chief Executive Officer
  and President

Richard C. Schwenk, Jr...........................         1998          200,000                     --                   40,000
  Senior Vice President and                               1997          200,000                 40,000(4)               200,000
  Chief Financial Officer                                 1996          122,000(5)                  --                  100,000

J. Brian O'Neill (6).............................         1998          171,000(7)                  --                    2,500
  Former Chairman of the Board                            1997          130,000                     --                  500,000
  and Chief Executive Officer                             1996           51,000(8)                  --                  500,000

_________

(1) Excludes prerequisites and other personal benefits, securities or property which are, in the aggregate, less than 10% of the total annual salary and bonus.
(2) Represent shares of common stock underlying stock options granted by the Company in 1998, 1997 and 1996.
(3) Represents compensation for the period from date of employment until December 31, 1998.
(4)  Bonus was accrued in 1997 and  paid in 1998.
(5) Represents compensation for the period from date of employment until December 31, 1996.
(6)  Mr. O'Neill resigned from his position with the Company in March 1998.
(7)  Includes $117,000 of severance payments.
(8) Represents compensation for the period from date of employment until December 31, 1996.

EMPLOYMENT AGREEMENTS

     Each of Messrs. Alessi and Schwenk has an employment agreement with TeleSpectrum. Mr. Alessi's agreement provides that he is to be employed by TeleSpectrum through March 19, 2001 at an annual salary of $200,000, plus any
bonuses as determined annually by the compensation committee.   Pursuant to his
agreement, Mr. Alessi was granted three stock options exercisable for an aggregate of 2,000,000 shares of common stock at an exercise price of $3.29 per share provided Mr. Alessi is employed by TeleSpectrum on such dates. One of these stock options which is exercisable for an aggregate 500,000 shares was granted under the 1996 Equity Compensation Plan and the remaining options were not granted under the plan. This option vests on the earlier of the date that the TeleSpectrum common stock reaches certain closing prices, or March 2003.
The vesting schedule is as follows: 166,667 shares become vested if the closing price of the common stock reaches $12.00 per share prior to June 18, 2000 and 166,666 shares become vested if the closing price of the common stock reaches $18.00 per share prior to March 18, 2001. The first 166,667 of these shares vested in 1998 after the closing price of the common stock reached $8.00 per share. Two of these options, exercisable for an aggregate of 1,500,000 shares vest in three equal amounts on each of March 18, 1999, 2000 and 2001.

  Mr. Schwenk's employment agreement provides that he is to be employed by TeleSpectrum through May 5, 2000 at an annual salary of $200,000, plus an annual bonus of up to $187,500 based in part on his performance and in part upon the operating performance of TeleSpectrum. Pursuant to his agreement, Mr. Schwenk was granted a stock option exercisable for 100,000 shares of common stock. This option became fully vested on March 18, 1998 upon the hiring of Mr. Alessi and is exercisable at an exercise price of $6.25 per share. If Mr. Schwenk is terminated without cause or if he terminates his employment for good reason, Mr. Schwenk is entitled to receive $275,000 payable over a one-year period.

  Mr. Virtue has a consulting agreement with the Company which provides for the payment of an annual consulting fee of $150,000. Mr. Virtue's agreement expires on August 13, 1999.

  The following table sets forth certain information concerning options granted to the Named Executive Officers in 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  POTENTIAL REALIZABLE VALUE AT
                                                                                                     ASSUMED ANNUAL RATES OF
                                                                                                  STOCK PRICE  APPRECIATION FOR
                                                    INDIVIDUAL GRANTS                                     OPTION TERM(2)
                           ------------------------------------------------------------------- -----------------------------------
                              NUMBER OF
                              SECURITIES       PERCENTAGE OF
                              UNDERLYING       TOTAL OPTIONS      EXERCISE
                           OPTIONS GRANTED     AVAILABLE (1)       PRICE       EXPIRATION DATE         5%                10%
                           ----------------   ---------------   -----------   ---------------- ------------------ ------------------
Keith E. Alessi............   2,000,000            30.8%           $3.29           3/18/08         $4,138,000        $10,486,000
Richard C. Schwenk, Jr.....      40,000             0.6             3.31           2/25/08             83,000            211,000

__________

(1) Based on aggregate of 5,000,000 options currently available under the Plan and 1,500,000 Alessi Options.
(2) Represents the hypothetical gains or "option spreads" that would exist for the options at the end of their ten year term. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term and are calculated based on the exercise price per share on the date of grant. Such 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future common stock price.

The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 1998.

                         FISCAL YEAR-END OPTION VALUES

                                          NUMBER OF SECURITIES UNDERLYING                        Value of Unexercised
                                               UNEXERCISED OPTIONS(#)                          IN-THE-MONEY OPTIONS($)
                                    ------------------------------------------     -------------------------------------------
                                       EXERCISABLE           UNEXERCISABLE             EXERCISABLE            UNEXERCISABLE(1)
                                    ---------------     ----------------------     -----------------     ---------------------
Keith E. Alessi................                  --                  1,833,000                    --                11,959,000
Richard C. Schwenk, Jr.........             300,000                     40,000             1,429,000                   260,000
J. Brian O'Neill...............           1,003,000                         --             4,365,000                        --

_________

(1) Based on the difference between $9.813, which was the closing price per share of the Company's common stock as listed on the Nasdaq National Market System on December 31, 1998, and the exercise price of each option.

                     REPORT OF THE COMPENSATION COMMITTEE


     The compensation committee of TeleSpectrum's Board is comprised of directors who are not employees of TeleSpectrum. The committee is responsible for the establishment and administration of TeleSpectrum's annual executive compensation and its stock ownership programs. The committee evaluates the performance and determines the compensation of the chief executive officer and the other executive officers of the Company based upon the written employment agreements these persons have with TeleSpectrum. The committee also considers other factors including the achievement of company financial goals and individual performance goals and comparisons with other public companies.

     The committee's policy is to offer compensation opportunities that will enable TeleSpectrum to attract, motivate and retain individuals of outstanding ability capable of enhancing stockholder value. The committee relies on a combination of salary, bonus and stock options. Each of TeleSpectrum's executive officers in 1998 have employment agreements that were signed when they were hired by TeleSpectrum. These agreements establish their annual salary and fringe benefits. The employment agreements of TeleSpectrum's chief executive officer and chief financial officer have bonus provisions, although no bonus was paid in 1998 under these provisions.

     It is the committee's philosophy that employees who have a significant opportunity to share in TeleSpectrum's long-term economic success are more likely to promote long-term shareholder value. The committee intends to consider the awarding of additional stock options in order to emphasize the link between executive incentives and the creation of stockholder value. In considering these awards, the committee intends to consider individual performance, overall contribution to TeleSpectrum, differences in the number of shares underlying stock options among executive officers and the total number of stock options to be awarded.

     Section 162(m) of the Internal Revenue Code generally denies a federal income tax deduction for certain compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the four other highest paid executive officers, excluding (among other things) certain performance-based compensation. Through December 31, 1998, this provision has not affected the Company's tax deductions, but the Committee will continue to monitor the potential impact of
Section 162(m) on the Company's ability to deduct executive compensation.


                         COMPENSATION COMMITTEE -- February 23, 1999

                         David L. Kriegel
                         Kevin W. Walsh

                               PERFORMANCE GRAPH

     The following line graph compares the percentage change in the cumulative total stockholder return on our common stock for the twenty-eight months since our common stock first started trading on the Nasdaq National Market on August 8, 1996, with the cumulative total return of the Nasdaq market index and a peer group index described more fully below. Dividend reinvestment has been assumed.




Index (1)                                8/8/96     12/31/96     12/31/97     12/31/98
------                                  -------    ---------    ---------    ---------
TeleSpectrum Worldwide Inc.             $   100    $      97    $      22    $      60
Nasdaq market index                     $   100    $     118    $     144    $     203
Peer group index                        $   100    $     100    $      44    $      21

_______________

(1) Assumes $100 invested on August 8, 1996.

     The peer group index is comprised of APAC TELESERVICES, ICT GROUP INC., SITEL CORP. AND TELETECH HOLDINGS INC., which like us, provides telemarketing and customer care services. We were incorporated on April 26, 1996 and our operations commenced on August 8, 1996, the date on which we completed the acquisitions of our initial operating businesses. The chart above presents a comparison among us, the NASDAQ market index and our peer group index from the date of these acquisitions to December 31, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of February 24, 1999, except as otherwise indicated in the relevant footnote, by (i) each person or group who is known by the Company to own beneficially more than 5% of the common stock, (ii) each of the Company's directors, (iii) each of the executive officers and (iv) all current executive officers and directors as a group.


                                                                                                    PERCENTAGE OF
                                                                    NUMBER OF SHARES             OUTSTANDING SHARES
BENEFICIAL OWNER                                                  BENEFICIALLY OWNED(1)        BENEFICIALLY OWNED (1)
----------------                                               -------------------------     -------------------------
J. Brian O'Neill (2)......................................              8,351,704                          31.1%
     200 Four Falls Corporate Center, Suite 415
     West Conshohocken, PA  19428

CRW Financial, Inc........................................              6,946,583                          26.9
     200 Four Falls Corporate Center, Suite 415
     West Conshohocken, PA  19428

Alliance Capital Management, L.P. (3).....................              3,396,200                          13.1
     1290 Avenue of the Americas
     New York, NY  10104

Highfields Group (4). ....................................              1,740,500                           6.7
     200 Clarendon Street, 51st Floor
     Boston, MA 02117

Keith E. Alessi (5).......................................                894,631                           3.4
     443 South Gulph Road
     King of Prussia, PA  19406

Richard W. Virtue (6).....................................                885,392                           3.4
     0132 Divide Drive
     Snowmass Village, CO  81615

Richard C. Schwenk, Jr. (7)...............................                313,333                           1.2
     443 South Gulph Road
     King of Prussia, PA  19406

Michael E. Julian (8).....................................                 87,500                             *

David L. Kriegel (8)......................................                 12,500                             *

Kevin W. Walsh (9)........................................                  7,500                             *

Joseph Del Raso (9).......................................                  5,000                             *

All directors and executive officers as a group (8
 persons).................................................             10,557,560                          40.9

___________
*    Less than one percent.

(1) Based on 25,835,948 shares of common stock outstanding as of February 24, 1999. In accordance with the rules of the Securities and Exchange Commission, shares underlying options or warrants to purchase common stock that are exercisable as of February 24, 1999 or within 60 days thereafter are deemed outstanding and to be beneficially owned by the person holding such option or warrant for purposes of computing such person's percentage ownership, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 6,946,583 shares of common stock held by CRW Financial, Inc. Mr. O'Neill is Chairman of the Board and Chief Executive Officer, and a principal stockholder of CRW Financial, and may be deemed to have shared voting and investment power over the shares held by CRW Financial. Mr. O'Neill disclaims beneficial ownership of all such shares. Includes 610,160 shares of common stock owned by CRW Financial which are obtainable by Mr. O'Neill upon the exercise of a warrant and 1,002,500 shares of common stock issuable upon the exercise of stock options.
(3) These shares are held by Alliance Capital Management L.P., an investment advisor registered under the Investment Advisors Act of 1940. Alliance has sole investment power with respect to 3,396,260 shares, sole voting power as to 75,200 of the shares and shared voting power as to 3,321,000 shares. Alliance is a subsidiary of The Equitable Companies Incorporated, a Delaware corporation. The Mutuelles AXA as a group controls AXA, which beneficially owns a majority interest in Equitable. The foregoing information was derived from Amendment No. 1 to a Schedule 13G filed by Equitable and various entities in the AXA group on February 16, 1999.
(4) Of the shares listed, 107,238 are beneficially owned by Highfields Capital I, LP, a Delaware Limited Partnership, and 208,918 shares are beneficially owned by Highfields Capital II, LP, a Delaware limited partnership. Highfields Associates LLC, a Delaware limited liability company, is the general partner of these partnerships. Messrs. Richard L. Grubman and Jonathan S. Jacobson are the managing members of Highfield Associates LLP and direct the operations in that capacity. The remaining 1,424,344 shares are beneficially owned by Highfields Capital Management, LP, a Delaware limited partnership, which serves as investment manager to Highfields Capital Ltd, a Cayman Islands company, with respect to shares directly owned by Highfields, Ltd. Messrs. Grubman and Jacobson are managing members of Highfields GP LLC, a Delaware limited liability company, which is a general partner of Highfields Capital Management, LP and directs its operations in that capacity. Highfields Ltd, the client of Highfields Capital Management, LP has the power to direct the receipt of dividends and proceeds from the sale of these shares. The foregoing information is derived from a Schedule 13G filed by Highfield Associates LLC, Highfield Capital Management, LP and Messrs. Grubman and Jacobson on February 16, 1999.
(5) Excludes 1,333,333 shares of common stock issuable upon the exercise of non-vested stock options.
(6) Includes 129,500 shares of common stock issuable upon the exercise of a warrant and 5,000 shares of common stock issuable upon the exercise of stock options.
(7) Includes 313,333 shares of common stock issuable upon the exercise of stock options. Excludes 26,667 shares of common stock issuable upon the exercise of non-vested options.
(8) Includes 2,500 shares of common stock issuable upon the exercise of stock options. Excludes 7,500 shares of common stock issuable upon the exercise of non-vested stock options.
(9) Represents shares of common stock issuable upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEADQUARTERS LEASE

     We sublease our headquarters, representing an aggregate of approximately 21,000 square feet, from CRW Financial, Inc. CRW has subleased the facility from Cendant Corporation, which in turn, leases this space from Health and Retirement Properties Trust. We are required to pay annual rental payments of approximately $420,000 under this sublease.

PURCHASE OF COMMON STOCK BY KEITH E. ALESSI

     Keith E. Alessi became our Chairman, Chief Executive Officer and President in March 1998. Mr. Alessi purchased 227,964 shares of our common stock for an aggregate price of $500,000, or $2.19 per share, at the time of his hiring.

TRANSACTIONS WITH MR. O'NEILL

     In March 1998, J. Brian O'Neill resigned as our Chairman, Chief Executive Officer and President. Pursuant to the terms of an employment agreement we have with Mr. O'Neill, (1) Mr. O'Neill is entitled to the continuation of his salary at an annual rate equal to $150,000 until May 20, 2000 and (ii) all of Mr. O'Neill's stock options became fully vested and exercisable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORT ON FORM 8-K

(a)  1. Financial Statements.

The financial statements listed in the accompanying Table of Contents to Financial Statements and Financial Statement Schedules at page F-1 are filed as part of this Form 10-K.

2.   Financial Statement Schedule.

The financial statement schedule listed in the accompanying Table of Contents to Financial Statements and Financial Statement Schedule at page F-1 is filed as part of this Form 10-K.

All other schedules have been omitted because they are not applicable, or not required, or the information is disclosed in the Financial Statements or notes thereto.

3.   Exhibits. (See (c) below)

(b)  Report on Form 8-K

We filed current reports on Form 8-K with the Commission on March 24, 1998, June 15, 1998, September 10, 1998 and January 26, 1999.

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

10.01 Consulting Agreement between TeleSpectrum Worldwide Inc. and Richard W. Virtue incorporated by reference to exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

10.02 Employment Agreement, dated as of March 18, 1998, between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to exhibit 10.08 to our 1997 Annual Report on Form 10-K.

10.03 Subscription Agreement dated as of March 18, 1998 between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to exhibit 10.09 for our 1997 Annual Report on Form 10-K.

10.04 Stock Option Agreement dated as of March 18, 1998 between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to exhibit 10.10 (a) to our 1997 Annual Report on Form 10-K.

10.05 Stock Option Agreement dated as of March 18, 1998 between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to exhibit 10.10 (b) to our 1997 Annual Report on Form 10-K.

10.06 Amended and Restated Employment Agreement, dated as of February 25, 1998 between TeleSpectrum Worldwide Inc. and Brian J. O'Neill is incorporated by reference to exhibit 10.11 to our 1997 Annual Report on Form 10-K.

10.07 Employment Agreement, dated as of May 6, 1996, between TeleSpectrum Worldwide Inc. and Richard C. Schwenk, Jr. is incorporated by reference to exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

10.08 TeleSpectrum Worldwide Inc. 1996 Equity Compensation Plan is incorporated by reference to exhibit 10.18 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

10.09 Amendment No. 1 to 1996 Equity Compensation Plan is incorporated by reference to exhibit 10.15 of our 1997 Annual Report on Form 10-K.

10.10 Asset Purchase Agreement dated as of March 6, 1998 by and among TeleSpectrum Worldwide Inc., First Service Corporation, DDS Dyment Distribution Service, Ltd., DDS Harris Limited and DDS Harris Fulfillment, Limited is incorporated by reference to exhibit 10.17 of our 1997 Annual Report on Form 10-K.

10.11 Asset Acquisition Agreement dated as of January 16, 1998 by and among TeleSpectrum Worldwide, Inc., NCO Group, Inc. and NCO Teleservices, Inc. is incorporated by reference to exhibit 10.18 of our 1997 Annual Report on Form 10-K.

10.12 Agreement and Plan of Merger dated as of January 14, 1999 by and among TeleSpectrum Worldwide Inc., International Data Response Corporation, McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. Offshore (Europe) III, L.P., McCown De Leeuw & Co. III, (Asia) L.P. and The Gamma Fund LLC is incorporated by reference to
              Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on January 26, 1999.

10.13 Amendment No. 1 to Agreement and Plan of Merger dated as of February 26, 1999 by and among TeleSpectrum Worldwide Inc., International Data Response Corporation, McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. Offshore (Europe) III, L.P., McCown De Leeuw & Co. III, (Asia) L.P. and The Gamma Fund LLC. *

10.14 Agreement and Plan of Merger and Reorganization, dated as of September 3, 1998 by and among CRW Financial, Inc., TeleSpectrum Worldwide Inc., and CRW Acquisition Corp. *

10.15         Amendment No. 1 to Agreement and Plan of Merger and
              Reorganization, dated as of December 30, 1998 by and among CRW Financial, Inc., TeleSpectrum Worldwide Inc., and CRW Acquisition Corp. *

23.01         Consent of Arthur Andersen LLP.*

24.01         Power of Attorney (included as part of the Signature Page)

27.01         Financial Data Schedule.*

_____________
*    Filed herewith

                          TELESPECTRUM WORLDWIDE INC.

                               TABLE OF CONTENTS

                        PART II--FINANCIAL INFORMATION

ITEM 8.    FINANCIAL STATEMENTS

REGISTRANT
TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
  Report of Independent Public Accountants  .................................................................   F-3
  Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997  ................................   F-4
  Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997 and for the
    Period from April 26, 1996 (Inception) to December 31, 1996  ............................................   F-5
  Consolidated Statements of Stockholders' Equity for the Period from April 26, 1996 (Inception) to
    December 31, 1998  ......................................................................................   F-6
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997 and for the
    Period from April 26, 1996 (Inception) to December 31, 1996  ............................................   F-7

  Notes to Consolidated Financial Statements  ...............................................................   F-8

PREDECESSOR COMPANIES
SOMAR, INC. (SOMAR)
  Report of Independent Public Accountants  .................................................................  F-25
  Balance Sheet as of December 31, 1995  ....................................................................  F-26
  Statements of Income for the Period from January 1, 1996 to August 12, 1996 and for the
    Years Ended December 31, 1995 and 1994  .................................................................  F-27
  Statements of Stockholders' Equity (Deficit) for the Period from January 1, 1996 to
    August 12, 1996 and for the Years Ended December 31, 1995 and 1994  .....................................  F-28
  Statements of Cash Flows for the Period from January 1, 1996 to August 12, 1996 and for the
    Years Ended December 31, 1995 and 1994  .................................................................  F-29
  Notes to Financial Statements  ............................................................................  F-30

NBG SERVICES, INC. (NBG)
  Report of Independent Public Accountants  .................................................................  F-36
  Balance Sheet as of December 29, 1995  ....................................................................  F-37
  Statements of Income the Period from December 30, 1995 to August 12, 1996 and for the
    Years Ended December 29, 1995 and December 30, 1994  ....................................................  F-38
  Statements of Shareholders' Equity for the Period from December 30, 1995 to August 12, 1996 and
    Years Ended December 29, 1995 and December 30, 1994  ....................................................  F-39
  Statements of Cash Flows for Period from December 30, 1995 to August 12, 1996 and the
    Years Ended December 29, 1995 and December 30, 1994  ....................................................  F-40
  Notes to Financial Statements  ............................................................................  F-41

THE REICH GROUP COMPANIES (REICH)
  Report of Independent Public Accountants  .................................................................  F-45
  Combined Balance Sheet as of December 31, 1995  ...........................................................  F-46
  Combined Statements of Income for the Period from January 1, 1996 to August 12, 1996 and for the
    Years Ended December 31, 1995 and 1994  .................................................................  F-47
  Combined Statements of Shareholder's Equity (Deficit) for the Period from January 1, 1996 to
    August 12, 1996 and for the Years Ended December 31, 1995 and 1994  .....................................  F-48
  Combined Statements of Cash Flows for the Period from January 1, 1996 to August 12, 1996 and for the Years Ended December 31, 1995 and 1994  .........................................................  F-49
  Notes to Combined Financial Statements  ...................................................................  F-50

TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.
 (TELESPECTRUM MARYLAND)
  Report of Independent Public Accountants  .................................................................  F-55
  Combined Balance Sheet as of December 31, 1995  ...........................................................  F-56
  Combined Statements of Income for the Period from January 1, 1996 to August 12, 1996 and for the Year Ended December 31, 1995  ...................................................................  F-57
  Combined Statements of Stockholders' Equity for the Period from January 1, 1996 to August 12, 1996 and for the Year Ended December 31, 1995  ...............................................................  F-58
  Combined Statements of Cash Flows for the Period from January 1, 1996 to August 12, 1996 and for the Year Ended December 31, 1995  ...................................................................  F-59
  Notes to Combined Financial Statements  ...................................................................  F-60

FINANCIAL STATEMENT SCHEDULES:
  Report of Independent Public Accountants  .................................................................   S-1
  Schedule II--Valuation and Qualifying Accounts for the Period from April 26, 1996 (Inception) to
    December 31, 1998  ......................................................................................   S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TeleSpectrum Worldwide Inc.:

  We have audited the accompanying consolidated balance sheets of TeleSpectrum Worldwide Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1998 and for the period from April 26, 1996 (Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleSpectrum Worldwide Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the two years ended December 31, 1998 and for the period from April 26, 1996 (Inception) to December 31, 1996, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
 February 5, 1999
     (except with respect to the
     NTC matter discussed in Note 9,
     as to which the date is
     February 26, 1999)

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS--EXCEPT SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                             1998            1997
                                                                                             ----            ----
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................................      $     794       $     774
  Accounts receivable, net of allowance for doubtful accounts of $2,851 and $969......         36,859          37,360
  Income tax refund receivable........................................................             --           2,912
  Prepaid expenses and other..........................................................          2,307           1,539
  Net assets of discontinued operations (see Note 3)..................................             --          36,399
                                                                                            ---------       ---------
     Total current assets.............................................................         39,960          78,984

PROPERTY AND EQUIPMENT, net...........................................................         35,430          36,731
GOODWILL, net of accumulated amortization of $2,703 and $1,525 (see Note 2)...........         26,786          27,964
OTHER ASSETS..........................................................................          1,513           1,042
                                                                                            ---------       ---------
     Total assets.....................................................................      $ 103,689       $ 144,721
                                                                                            =========       =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Secured credit facility.............................................................      $      --       $  29,000
  Current maturities of long-term debt................................................            820           1,160
  Cash overdraft......................................................................          1,658              --
  Accounts payable....................................................................          7,058           4,718
  Accrued expenses....................................................................          3,784           9,125
  Accrued compensation................................................................          5,081           9,074
  Deferred revenue....................................................................          2,512           1,347
  Other current liabilities...........................................................          2,345           3,905
                                                                                            ---------       ---------
     Total current liabilities........................................................         23,258          58,329
                                                                                            ---------       ---------

LONG-TERM DEBT........................................................................          2,876           3,800
                                                                                            ---------       ---------
OTHER NONCURRENT LIABILITIES..........................................................            987           2,215
                                                                                            ---------       ---------
COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued
    or outstanding....................................................................             --              --
  Common stock, $.01 par value, 200,000,000 shares authorized, 25,771,449 and
    25,213,074 shares issued and outstanding..........................................            258             252
  Additional paid-in capital..........................................................        240,176         237,186
  Deferred compensation...............................................................           (363)             --
  Accumulated deficit.................................................................       (163,286)       (156,825)
  Cumulative currency translation adjustment..........................................           (217)           (236)
                                                                                            ---------       ---------
     Total stockholders' equity.......................................................         76,568          80,377
                                                                                            ---------       ---------
     Total liabilities and stockholders' equity.......................................      $ 103,689       $ 144,721
                                                                                            =========       =========



       The accompanying notes are an integral part of these statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)





                                                                                                                 PERIOD FROM
                                                                                                                APRIL 26, 1996
                                                                                                                (INCEPTION) TO
                                                                                 YEAR ENDED DECEMBER 31,        DECEMBER 31,
                                                                                 -----------------------        ------------
                                                                                 1998               1997            1996
                                                                                 ----               ----            -----
REVENUES..............................................................         $ 167,428          $ 178,922        $ 53,154
                                                                               ---------          ---------        --------
OPERATING EXPENSES:
  Cost of services....................................................           154,316            177,565          37,942
  Selling, general and administrative.................................            17,875             19,074           9,126
  Amortization of goodwill (includes goodwill impairment charge of
    $139,072 in 1997 - see Note 2)....................................             1,178            146,321           2,147
                                                                               ---------          ---------        --------
     Total operating expenses.........................................           173,369            342,960          49,215
                                                                               ---------          ---------        --------
     Operating income (loss)..........................................            (5,941)          (164,038)          3,939
INTEREST INCOME.......................................................                71                414             877
INTEREST EXPENSE......................................................            (1,317)            (2,290)           (444)
INVESTMENT GAIN (see Note 3)..........................................                --              1,760              --
                                                                               ---------          ---------        --------
  Income (loss) from continuing operations before income taxes........            (7,187)          (164,154)          4,372
INCOME TAX BENEFIT (EXPENSE)..........................................               247              2,310          (1,693)
                                                                               ---------          ---------        --------
INCOME (LOSS) FROM CONTINUING OPERATIONS..............................            (6,940)          (161,844)          2,679
INCOME FROM DISCONTINUED OPERATIONS
 (net of income taxes of $247, $910 and $613 - see Note 3)............               479              1,369             971
                                                                               ---------          ---------        --------
NET INCOME (LOSS).....................................................         $  (6,461)         $(160,475)       $  3,650
                                                                               =========          =========        ========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
CONTINUING OPERATIONS.................................................         $   (0.27)         $   (6.42)       $   0.15
DISCONTINUED OPERATIONS...............................................              0.02               0.06            0.05
                                                                               ---------          ---------        --------
NET INCOME (LOSS).....................................................         $   (0.25)         $   (6.36)       $   0.20
                                                                               =========          =========        ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING (see Note 10)..........................            25,528             25,213          17,898
                                                                               =========          =========        ========




       The accompanying notes are an integral part of these statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS -- EXCEPT SHARE AMOUNTS)

                                                                                                                ACCUMULATED
                                                                               ADDITIONAL                         DEFICIT
                                                                                 PAID-IN       DEFERRED           RETAINED
                                                       COMMON STOCK              CAPITAL       COMPENSATION       EARNINGS
                                                       ------------            -----------     ------------     ------------
                                                    SHARES      AMOUNT
                                                    ------      ------
Incorporation on April 26, 1996...................   8,510,137    $ 85            $    (75)          $  --            $      --
Capital contribution..............................          --      --               2,100              --                   --
Issuance of equity owned by CRW...................          --      --              18,749              --                   --
Issuance of common stock upon public offering,
    net of offering costs.........................  11,879,000     119             161,847              --                   --
Issuance of common stock to the sellers of the
    Initial Operating Businesses..................   4,403,863      44              44,647              --                   --
Issuance of options and warrants to purchase
   common stock to the sellers of the Initial
   Operating Businesses...........................          --      --               4,827              --                   --
Issuance of common stock to the sellers of Fourth
   Quarter Acquisitions...........................     420,074       4               4,583              --                   --
Comprehensive income (loss):                                        --
     Net income...................................          --                          --              --                3,650
     Cumulative currency translation adjustment...          --      --                  --              --                   --
     Total comprehensive income...................
                                                    ----------     ---             -------           -----            ---------
Balance, December 31, 1996........................  25,213,074     252             236,678              --                3,650
Issuance of options to purchase common stock......          --      --                 508              --                   --
Comprehensive income (loss):
     Net loss.....................................          --      --                  --              --             (160,475)
     Cumulative currency translation adjustment...          --      --                  --              --                   --
     Total comprehensive income (loss)............
                                                    ----------     ---             -------           -----            ---------
Balance, December 31, 1997........................  25,213,074     252             237,186              --             (156,825)
Exercise of common stock options..................     330,411       4               1,496              --                   --
Issuance of common stock below fair market
   value..........................................     227,964       2                 824              --                   --
Issuance of options to purchase common stock
   below fair market value........................          --                         670            (670)                  --
Amortization of deferred compensation.............          --      --                  --             307                   --
Comprehensive income (loss):                                        --                  --              --               (6,461)
    Net loss......................................          --
    Cumulative currency translation adjustment....          --      --                  --              --                   --
    Total comprehensive income (loss).............
                                                    ----------    ----            --------           -----            ---------
Balance, December 31, 1998........................  25,771,449    $258            $240,176           $(363)           $(163,286)
                                                    ==========    ====            ========           =====            =========
                                                          CUMULATIVE
                                                           CURRENCY             TOTAL
                                                         TRANSLATION        STOCKHOLDERS'
                                                         ADJUSTMENT           EQUITY
                                                         -----------        -------------
Incorporation on April 26, 1996...................            $   --           $      10
Capital contribution..............................                --               2,100
Issuance of equity owned by CRW...................                --              18,749
Issuance of common stock upon public offering,
    net of offering costs.........................                --             161,966
Issuance of common stock to the sellers of the
    Initial Operating Businesses..................                --              44,691
Issuance of options and warrants to purchase
   common stock to the sellers of the Initial
   Operating Businesses...........................                --               4,827
Issuance of common stock to the sellers of Fourth
   Quarter Acquisitions...........................                --               4,587
Comprehensive income (loss):
     Net income...................................                --
     Cumulative currency translation adjustment...               (69)
     Total comprehensive income...................                                 3,581
                                                              ------           ---------
Balance, December 31, 1996........................               (69)            240,511
Issuance of options to purchase common stock......                --                 508
Comprehensive income (loss):
     Net loss.....................................                --
     Cumulative currency translation adjustment...              (167)
     Total comprehensive income (loss)............                              (160,642)
                                                              ------           ---------
Balance, December 31, 1997........................              (236)             80,377
Exercise of common stock options..................                --               1,500
Issuance of common stock below fair market
   value..........................................                --                 826
Issuance of options to purchase common stock
   below fair market value........................                --                  --
Amortization of deferred compensation.............                --                 307
Comprehensive income (loss):
    Net loss......................................                --
    Cumulative currency translation adjustment....                19
    Total comprehensive income (loss).............                                (6,442)
                                                              ------           ---------
Balance, December 31, 1998........................            $ (217)          $  76,568
                                                              ======           =========

       The accompanying notes are an integral part of these statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                                   PERIOD FROM
                                                                                                                  APRIL 26, 1996
                                                                                                                  (INCEPTION) TO
                                                                                     YEAR ENDED DECEMBER 31,        DECEMBER 31,
                                                                                     -----------------------      ---------------
                                                                                      1998             1997              1996
                                                                                      ----             ----              ----
OPERATING ACTIVITIES:
  Net income (loss).............................................................    $ (6,461)        $(160,475)        $   3,650
  Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
     Depreciation and amortization..............................................       8,532             8,183             1,667
     Amortization of goodwill (includes impairment charge of $139,072...........       1,178
      in 1997 -- see Note 2)....................................................                       146,321             2,147
     Provision for call center closings.........................................          --            10,275                --
     Investment gain............................................................          --            (1,760)               --
     Provision for bad debts....................................................       2,325               881               542
     Provision for deferred taxes (benefit).....................................          --            (2,268)              220
     Issuance of options to purchase common stock for services..................          --               508                --
     Non-cash compensation......................................................         633                --                --
     Loss on sale of assets.....................................................         468               529                --
     Changes in operating assets and liabilities--
        Accounts receivable.....................................................      (1,824)           (9,976)           (9,262)
        Income tax receivable...................................................       2,912               532                --
        Prepaid expenses and other..............................................        (739)            1,371             1,081
        Accounts payable........................................................       1,832            (1,829)             (789)
        Accrued expenses........................................................      (5,341)            3,778            (1,726)
        Accrued compensation....................................................      (3,833)            4,264             3,579
        Deferred revenue........................................................       1,165              (638)            1,680
        Other liabilities.......................................................        (999)              371            (5,878)
        Net operating activities of discontinued operations.....................      (1,351)            4,702            (1,591)
                                                                                    --------         ---------         ---------
           Net cash provided by (used in) operating activities..................      (1,503)            4,769            (4,680)
                                                                                    --------         ---------         ---------
INVESTING ACTIVITIES:
  Purchases of property and equipment...........................................      (9,099)          (26,297)          (10,558)
  Business acquisitions.........................................................          --            (5,327)         (106,993)
  Payments of notes payable to sellers and acquisition liabilities..............      (1,930)          (29,100)               --
  Proceeds from sale of investment..............................................          --             6,262                --
  Proceeds from sale of assets..................................................       1,908                --                --
  Proceeds from sale of discontinued operations.................................      37,750                --                --
  Purchase of investment........................................................        (500)           (4,502)               --
  Net investing activities of discontinued operations...........................          --            (1,165)               (9)
                                                                                    --------         ---------         ---------
               Net cash provided by (used in) investing activities..............      28,129           (60,129)         (117,560)
                                                                                    --------         ---------         ---------
FINANCING ACTIVITIES:
  Capital contribution received.................................................          --                --             2,110
  Proceeds of public offering, net of offering costs............................          --                --           162,016
  Proceeds from exercise of stock options.......................................       1,500                --                --
  Proceeds from sale of common stock............................................         500                --                --
  Net borrowings (payments) on secured credit facility..........................     (29,000)           29,000                --
  Cash overdraft................................................................       1,658                --                --
  Borrowings from debt..........................................................          --               720                --
  Payments of debt..............................................................        (349)             (445)           (9,403)
  Payments of capital lease obligations.........................................        (915)           (1,312)           (2,637)
  Net financing activities of discontinued operations...........................          --                --            (1,675)
                                                                                    --------         ---------         ---------
           Net cash provided by (used in) financing activities..................     (26,606)           27,963           150,411
                                                                                    --------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................          20           (27,397)           28,171
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................         774            28,171                --
                                                                                    --------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................    $    794         $     774         $  28,171
                                                                                    ========         =========         =========

       The accompanying notes are an integral part of these statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


1.  NATURE OF BUSINESS

  TeleSpectrum Worldwide Inc. and subsidiaries (the "Company") was incorporated in Delaware on April 26, 1996 (see Note 12) and provides services to its customers through its Telemarketing and Customer Care Segments. On August 12, 1996, the Company completed its initial public offering and, concurrent with the offering, the Company began material operations with the acquisition of the net assets of a number of businesses (see Note 3). In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. The results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see Note 3).

2.  SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

  The Company recognizes revenues on telemarketing programs as services are performed, generally based on hours incurred. For certain of these programs, revenues are reduced for estimated customer cancellations. Customer care revenue is recognized on a per hour basis or at the time calls are answered on a per minute basis. The Company recognizes all other revenues as the services are performed.

Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash and cash equivalents consisted primarily of investments in money market accounts.

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

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998



Capitalized Software Development Costs

  The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (three years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 1998, the Company believes that no revisions to the remaining useful life or write-downs are required for capitalized software development costs. At December 31, 1998, the Company has $649,000 of capitalized software development costs. General release is expected during 1999.

Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities measured using enacted income tax rates and laws that are expected to be in effect when the differences reverse. The Company recognizes valuation allowances for a deferred tax asset if the realizability of some portion or all of the deferred tax asset is uncertain.

Currency Translation

  The accounts of the international subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative currency translation adjustment in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net income. There were no material transaction gains or losses for the periods presented.

Goodwill Impairment

  The Company elected to change its method of measuring goodwill impairment under Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets," from an undiscounted cash flow approach to a fair value method based on a discounted cash flow approach effective December 31, 1997. The Company believes the change to the fair value method based on a discounted cash flow approach is preferable in that such method most closely approximates the fair value of goodwill and the related measurement of goodwill impairment.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998



  As a result of this change, whenever events or circumstances have occurred that indicate an impairment may have occurred, the Company will estimate the future discounted cash flow of the business segment to which goodwill relates. When such estimate of the future discounted cash flows, net of the estimated fair value of the net tangible assets, is less than the carrying amount of goodwill, the difference is charged to operations. For purposes of determining future discounted cash flows of the business segments to which goodwill relates, the Company, based upon historical results, current projections and internal earnings targets, determines the projected operating cash flows, net of income taxes, of the individual business segment. These projected future cash flows are then discounted at a rate corresponding to the Company's estimated cost of capital. In the fourth quarter of 1997, the Company concluded that due to the significant decline in the growth in the telemarketing industry and the reduced growth prospects of the Company, a permanent impairment of the goodwill associated with the Telemarketing Segment had occurred and a goodwill impairment charge of $139,072,000 was recorded. As of December 31, 1998, the remaining goodwill of $26,786,000 relates entirely to the Customer Care Segment and is being amortized on a straight-line basis over 25 years.

Impairment of Long Lived Assets

  The Company accounts for possible impairments of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized. Based on these evaluations, there were no adjustments to the carrying value of the long-lived assets in 1998 (see Note 5).

Earnings Per Share ("EPS")

  The Company has adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" EPS on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock. For the years ended December 31, 1998 and 1997, diluted loss per share has not been presented, since the impact is anti-dilutive. For the period from April 26, 1996 (Inception) to December 31, 1996, the weighted average number of common shares outstanding for purposes of computing diluted EPS was 17,898,000. Diluted EPS was not materially different than basic EPS for the period from April 26, 1996 (Inception) to December 31, 1996.

Fair Value of Financial Instruments

  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at the fair value due to the short-term nature of those instruments. The carrying amount of the secured credit facility, long-term debt and capitalized lease obligations approximates fair value at the balance sheet dates.

Reclassifications

  Certain prior period amounts have been reclassified to conform with the current year presentation.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998



3.   INITIAL PUBLIC OFFERING, ACQUISITIONS AND DIVESTITURES

Initial Public Offering

  In August 1996, the Company sold 11,879,000 shares of its common stock in a public offering (the "Offering") at $15.00 per share which raised net proceeds of $161,966,000, net of offering costs of $3,746,000.

Acquisitions

  In May 1996, CRW assigned to the Company its rights to acquire substantially all of the net assets of SOMAR, Inc., NBG Services, Inc., Harris Direct Marketing, Inc. and Harris Fulfillment, Inc., The Reich Group Companies, The Response Center, Inc. and The Tab House, Inc., and TeleSpectrum, Inc. and TeleSpectrum Training Services, Inc.; (together, the "Initial Operating Businesses"). These acquisitions occurred contemporaneously with the closing of the Offering on August 12, 1996 and were accounted for using the purchase method. The total purchase price of the Initial Operating Business was $199,955,000. The $181,811,000 excess of the total purchase price over the estimated fair value of the net assets acquired was recorded as goodwill (see
Note 2 regarding the goodwill impairment charge of $139,072,000 recorded in
1997). In addition, the Company entered into employment agreements with the selling shareholders.

  On October 1, 1996, the Company acquired substantially all of the assets (and assumed substantially all of the liabilities) of Technical Assistance Research Programs, Inc. and Tarp Information Systems, Inc. and acquired all of the outstanding stock of Tarp (Europe) Limited (together, "TARP"). In addition, on November 1, 1996 the Company acquired all of the outstanding stock of 1095404 Ontario, Inc., PR Response, Inc. and PR Response West, Inc. (together, "PR Response"). The combined purchase price for TARP and PR Response was $21,802,000. The $20,944,000 excess of the total purchase price of TARP and PR Response over the estimated fair value of net assets acquired was recorded as goodwill (see Note 2). In addition, the Company entered into employment agreements with the selling shareholders.

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

  The following table summarizes the unaudited pro forma consolidated results of continuing operations for the year ended December 31, 1996, assuming that the Initial Operating Businesses and the acquisition of TARP had occurred on January 1, 1996 (for purposes of this disclosure the acquisition of PR Response and FX
(IVR) are not deemed material--in thousands):

                                                                       YEAR ENDED
                                                                   DECEMBER 31, 1996
                                                                   --------------------
     Revenue.....................................................        $124,257
     Operating income............................................          11,430
     Net income..................................................           5,976

     Basic and diluted earnings per share........................        $   0.26

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998



Divestitures

  On June 30, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of FX Direct, Inc. ("FX Direct"). On October 3, 1997, the Company sold its investment in FX Direct for $6,262,000 in cash. The Company applied the proceeds from the sale to repay borrowings on the secured credit facility and recorded a pre-tax gain of $1,760,000.

  In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. As required by APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has accounted for the results of operations and net assets of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations.

  In January 1998, the Company sold substantially all of the assets and liabilities of the Market Research Segment for approximately $15,000,000, which resulted in a loss of approximately $907,000, which was recorded as of December 31, 1997. The proceeds from this sale were used to repay borrowings on the secured credit facility (see Note 7).

  In March 1998, the Company sold substantially all of the assets and liabilities of the Direct Mail and Fulfillment Segment for approximately $23,000,000 in cash and up to $4,000,000 in contingent payments based on future performance of the segment, beginning in 1999. The sale of this segment did not result in a significant gain or loss. The proceeds from this sale were used to repay borrowings on the secured credit facility. (see Note 7).

  The following table summarizes the operating results of the discontinued operations (in thousands):

                                                                                                     PERIOD FROM
                                                                                                    APRIL 26, 1996
                                                                           YEAR ENDED               (INCEPTION) TO
                                                                          DECEMBER 31,                DECEMBER 31,
                                                                          ------------               -------------
                                                                     1998              1997              1996
                                                                     ----              ----              ----
   Revenues........................................................  $4,189           $21,304            $8,320
   Operating expenses..............................................   3,463            19,025             6,736
                                                                     ------           -------            ------
   Income before income taxes......................................     726             2,279             1,584
   Income tax provision............................................     247               910               613
                                                                     ------           -------            ------
   Income from discontinued operations.............................  $  479           $ 1,369            $  971
                                                                     ======           =======            ======

4.   SUPPLEMENTAL CASH FLOW INFORMATION

  For the years ended December 31, 1998 and 1997 and the period from April 26, 1996 (Inception) to December 31, 1996, the Company paid interest and income taxes and financed equipment purchases with capital leases as follows (in thousands):

                                                                                                     PERIOD FROM
                                                                                                    APRIL 26, 1996
                                                                           YEAR ENDED               (INCEPTION) TO
                                                                          DECEMBER 31,               DECEMBER 31,
                                                                          ------------               -------------
                                                                     1998              1997              1996
                                                                     ----              ----              ----
   Interest paid...................................................  $1,018            $1,933            $  188
   Taxes paid......................................................      --            $1,180            $2,447
   Capital leases..................................................      --                --            $1,917

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

  In March 1997, the Company settled the earn-out agreement with the seller of one of the Initial Operating Businesses under which the Company paid $25,000,000 in March 1997 and agreed to pay $600,000 over a two year period in equal installments, of which, the Company has paid $300,000 and $200,000 in 1998 and 1997, respectively.

  The following table displays the net noncash assets that were acquired for the year ended December 31, 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996, as a result of the business acquisitions described in Note 3 (in thousands):

                                                                                             1997           1996
                                                                                          ACQUISITION   ACQUISITIONS
                                                                                         -------------  -------------
Non-cash assets (liabilities):
  Accounts receivable.................................................................     $  321       $ 23,916
  Prepaid expenses and other..........................................................         --          5,139
  Property and equipment..............................................................        176         19,587
  Other assets........................................................................          6            634
  Goodwill............................................................................      5,256        202,755
  Accounts payable....................................................................       (364)        (7,169)
  Other accrued expenses..............................................................        (68)        (6,323)
  Deferred revenue....................................................................         --           (305)
  Other current liabilities...........................................................         --         (6,631)
  Debt................................................................................         --        (17,765)
  Other noncurrent liabilities........................................................         --           (480)
                                                                                           ------       --------
  Net noncash assets acquired.........................................................      5,327        213,358
  Less:  Common stock issued..........................................................         --        (49,278)
         Options and warrants issued to sellers.......................................         --         (4,827)
         CRW Warrants.................................................................         --        (18,749)
         Notes payable to sellers of businesses.......................................         --        (27,005)
         Acquisition related liabilities..............................................         --         (6,506)
                                                                                           ------       --------
  Cash paid for business acquisitions, net............................................     $5,327       $106,993
                                                                                           ======       ========

5.   PROPERTY AND EQUIPMENT

                                                                                                     DECEMBER 31,
                                                                                             ----------------------------
                                                                               USEFUL LIVES       1998           1997
                                                                               ------------  --------------  ------------
                                                                                             (IN THOUSANDS)
Telemarketing and computer equipment........................................     3 - 5 years       $ 30,373        $30,400
Furniture and fixtures......................................................     5 - 7 years         10,433          9,209
Software....................................................................         3 years          5,645          1,588
Building....................................................................        40 years          2,402          2,402
Leasehold improvement.......................................................     3 - 7 years          4,038          2,574
Land........................................................................                            406            406
                                                                                                   --------        -------
                                                                                                     53,297         46,579
Less--Accumulated depreciation and amortization.............................                        (17,867)        (9,848)
                                                                                                   --------        -------
                                                                                                   $ 35,430        $36,731
                                                                                                   ========        =======

  The carrying value of property and equipment under capital lease obligations included above amounted to $3,558,000 and $4,160,000 at December 31, 1998 and 1997, respectively. Assets under capitalized leases are generally collateralized by the equipment under lease.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

  In the third and fourth quarters of 1997, the Company closed or committed to a plan to close fifteen call centers and recorded a non-cash write-down of $8,336,000 related to certain call center property and equipment as required by SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The property and equipment charges are included in the results of operations for the year ended December 31, 1997, with $7,673,000 as a component of cost of services and $663,000 as a component of selling, general and administrative expenses and are included as a reduction of the carrying value of property and equipment in the accompanying consolidated balance sheets. The impaired assets include telemarketing and computer equipment, furniture and fixtures and leasehold improvements.

6.   INCOME TAXES

  The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

                                                                                                       PERIOD FROM
                                                                                                      APRIL 26, 1996
                                                                              YEAR ENDED              (INCEPTION) TO
                                                                             DECEMBER 31,              DECEMBER 31,
                                                                   --------------------------------  ---------------
                                                                        1998             1997            1996
                                                                   --------------  ----------------  ---------------
  Domestic....................................................           $(5,435)        $(157,385)           $3,840
  Foreign.....................................................            (1,752)           (6,769)              532
                                                                         -------         ---------            ------
                                                                         $(7,187)        $(164,154)           $4,372
                                                                         =======         =========            ======

  The components of the income tax benefit (provision) are as follows (in thousands):

                                                                                                       PERIOD FROM
                                                                                                      APRIL 26, 1996
                                                                              YEAR ENDED              (INCEPTION) TO
                                                                             DECEMBER 31,              DECEMBER 31,
                                                                   --------------------------------  ----------------
                                                                        1998             1997              1996
                                                                   --------------  ----------------  ----------------
Current:
  Federal......................................................        $       --           $1,600           $(1,736)
  State........................................................                --               --              (130)
  Foreign......................................................                --             (200)             (220)
                                                                       ----------           ------           -------
                                                                               --            1,400            (2,086)
                                                                       ----------           ------           -------
Deferred:
  Federal......................................................                --               --              (209)
  State........................................................                --               --               (11)
  Foreign......................................................                --               --                --
                                                                       ----------           ------           -------
                                                                               --               --              (220)
                                                                       ----------           ------           -------
Total benefit (provision)......................................        $       --           $1,400           $(2,306)
                                                                       ==========           ======           =======

  The 1997 income tax benefit is a result of a tax refund, for federal income taxes paid in 1996, resulting from 1997 operating losses (see deferred tax asset valuation allowance, below).

                                                                                                        PERIOD FROM
                                                                                                       APRIL 26, 1996
                                                                              YEAR ENDED               (INCEPTION) TO
                                                                             DECEMBER 31,               DECEMBER 31,
                                                                   ---------------------------------  ----------------
                                                                        1998              1997              1996
                                                                   ---------------  ----------------  ----------------
Continuing Operations..........................................             $ 247            $2,310           $(1,693)
Discontinued Operations........................................              (247)             (910)             (613)
                                                                            -----            ------           -------
                                                                            $  --            $1,400           $(2,306)
                                                                            =====            ======           =======

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

  The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for continuing operations is as follows:

                                                                                                       PERIOD FROM
                                                                                                      APRIL 26, 1996
                                                                              YEAR ENDED              (INCEPTION) TO
                                                                             DECEMBER 31,              DECEMBER 31,
                                                                   --------------------------------  ----------------
                                                                         1998             1997             1996
                                                                   --------------  ----------------  ----------------
   Statutory federal income tax rate (benefit).................            (34.0)%           (34.0)%            34.0%
   State income taxes, net of federal tax benefit..............               --                --               1.7
   Impact of foreign subsidiaries subject to higher tax
       rates...................................................               --               0.1               0.6
   Operating loss and other items not currently
       deductible, not tax benefited...........................             28.5              28.0                --
   Nondeductible expenses......................................              2.1               4.5               2.4
                                                                          ------            ------              ----
                                                                            (3.4)%            (1.4)%            38.7%
                                                                          ======            ======              ====

  Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of the enacted tax laws. The tax effect of temporary differences that give rise to deferred taxes at December 31, 1998 and 1997 are as follows (in thousands):

                                                                                            December 31,
                                                                                ------------------------------------
                                                                                      1998               1997
                                                                                -----------------  -----------------
  Deferred tax assets:
     Net operating loss carryforward........................................            $  7,636           $  3,086
     Goodwill impairment....................................................              40,090             37,532
     Accruals and reserves not currently deductible.........................               4,467              5,184
     Book/tax difference of property and equipment..........................                  --                288
                Other.......................................................                 164                 --
                                                                                        --------           --------
                                                                                          52,357             46,090
                                                                                        --------           --------
  Deferred tax liabilities:
        Book/tax difference of property and equipment.......................              (3,735)                --
        Other...............................................................                 (36)              (246)
                                                                                        --------           --------
                                                                                          (3,771)              (246)
                                                                                        --------           --------
                                                                                          48,586             45,844
  Less-Valuation allowance..................................................             (48,586)           (45,844)
                                                                                        --------           --------
  Net deferred tax asset....................................................            $     --           $     --
                                                                                        ========           ========

  Due to the uncertain realization of the deferred tax asset, the Company has provided a full valuation allowance at December 31, 1998 and 1997. The Company has a net operating loss carryforward of approximately $22,500,000, which begins to expire in 2012.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

7.   SECURED CREDIT FACILITY

  On April 14, 1998, the Company entered into a four-year Loan and Security Agreement, which provides for a $20,000,000 credit facility (the "Credit Facility"). Under the terms of the Credit Facility, the Company can borrow up to the lesser of $20,000,000 or an amount that is determined as 80% of the net eligible accounts receivable. The Company can elect at the time it makes borrowings to pay interest at prime plus 0.50% or at LIBOR plus 2.50% and pays a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit at a fee of 1% per annum on the face amount of each letter of credit and in an aggregate amount not to exceed the lower of $1.5 million or the amount available under the credit facility. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants, including limitations on purchases of property and equipment, minimum working capital, net worth and current ratio requirements. At December 31, 1998, the Company had no outstanding borrowings and $18,104,000 of available borrowings under the Credit Facility. The weighted average interest rate on borrowings under the Credit Facility during 1998 was 8.8% and the Company recorded interest expense during 1998 under this facility of $159,000. The Credit Facility will be refinanced with the debt financing obtained in connection with the Company's merger with International Data Response Corporation ("IDRC") (see Note 15).

  At December 31, 1997, the Company had outstanding borrowings of $29,000,000 on its secured credit facility. Throughout 1997, the Company amended the secured credit facility several times as a result of non-compliance due to its 1997 operating performance. The Company used the proceeds from the sale of its Market Research Segment to partially repay this facility. On April 1, 1998, the Company used the proceeds from the sale of its Direct Mail and Fulfillment Segment to repay all outstanding borrowings on this facility.

8.   LONG-TERM DEBT

                                                                                                    DECEMBER 31,
                                                                                                ---------------------
                                                                                                  1998        1997
                                                                                                ---------  ----------
                                                                                                   (IN THOUSANDS)
   The West Virginia Economic Development Authority; the notes are secured by certain assets of the Company and are payable in monthly installments of $21,262
       including interest, through July 1999, at an interest rate of 4.00%..................      $  149     $   391
   Note payable to lessor in monthly installments of $8,533 including interest,
       through March 2008, at an interest rate of 8.50%.....................................         650         695
   Other notes payable......................................................................          57         119
   Capital lease obligations (see Note 9)...................................................       2,840       3,755
                                                                                                  ------     -------
                                                                                                   3,696       4,960
   Less--current maturities.................................................................        (820)     (1,160)
                                                                                                  ------     -------
                                                                                                  $2,876     $ 3,800
                                                                                                  ======     =======

  Minimum principal repayments of long-term debt as of December 31, 1998, excluding capitalized lease obligations (see Note 9), are as follows (in thousands):

      1999...............................................................................          $226
      2000...............................................................................            77
      2001...............................................................................            58
      2002...............................................................................            63
      2003...............................................................................            68
      Thereafter.........................................................................           364
                                                                                                   ----
                                                                                                   $856
                                                                                                   ====

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

9.   COMMITMENTS AND CONTINGENCIES

  The Company leases facilities and equipment under capital and non-cancellable operating leases through November 2007. Interest rates on the capital leases range from 4% to 13%. Rent expense under operating leases for the years ended December 31, 1998 and 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996 was $4,078,000, $4,835,000 and $1,161,000, respectively.

  Future minimum lease payments as of December 31, 1998 are as follows (in thousands):

                                                                                              OPERATING   CAPITAL
                                                                                               LEASES     LEASES
                                                                                              ---------  ---------
   1999...................................................................................      $ 3,992    $  724
   2000...................................................................................        3,606       629
   2001...................................................................................        3,500       372
   2002...................................................................................        3,261       352
   2003...................................................................................        2,895       352
   Thereafter.............................................................................        6,331       867
                                                                                                -------    ------

   Total minimum lease payments...........................................................      $23,585     3,296
                                                                                                =======

   Less--amount representing interest.....................................................                   (456)
                                                                                                           ------

   Present value of future minimum lease payments.........................................                  2,840
   Less--current portion of principal payments............................................                   (594)
                                                                                                           ------
                                                                                                           $2,246
                                                                                                           ======

  The Company has entered into an employment contract with one of its senior executives which expires in May 2000. The contract provides for annual minimum compensation of $200,000 plus bonuses. Additionally, the Company has agreed to grant options in future years to this senior executive (see Note 10).

  On March 18, 1998, the Company entered into an employment contract with its new Chairman of the Board, CEO and President which expires in March 2001. The contract provides for annual compensation of $200,000 per year, plus a potential for a bonus. The Company entered into a subscription agreement whereby this executive acquired 227,964 shares of the Company's common stock for $500,000 and was granted options to purchase 2,000,000 shares of common stock at $3.29 per share. The options will vest over three to five years with accelerated vesting for 500,000 options based on the achievement of certain performance objectives, as defined. The Company recorded compensation expense of $327,000, which represents the difference between the stock purchase price and the fair market value of the stock on the effective date of the stock subscription agreement. In addition, the Company will record compensation expense of $670,000 over the vesting period of the options to purchase 2,000,000 shares of common stock which represents the difference between the fair market value of the stock on the grant date and the option exercise price of $3.29.

  In July 1998, the Company commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a/ NTC ("NTC"). The Company filed suit as part of its efforts to collect approximately $4,742,000 of accounts receivable for telemarketing services performed on behalf of NTC. NTC filed a counter suit against the Company alleging breach of contract and fraud. The Company believes that NTC's claims against the Company are without merit. On February 26, 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Company has reserved approximately $2,100,000 of the accounts receivable amount due from NTC. Based on current facts and circumstances, the Company believes that this reserve is adequate, however, the Company cannot be certain that it will be successful in collecting the accounts receivable due from NTC.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

  The Company is party to various claims and other matters arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.   OPTIONS AND WARRANTS

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

  In March 1998, the Company granted options to purchase 500,000 shares of common stock under the Plan and options to purchase 1,500,000 shares of common stock outside of the plan to its new Chairman of the Board, CEO and President (see Note 9).

  The following table summarizes the option activity:

                                                                                                              WEIGHTED
                                                                                                               AVERAGE
                                                                                          EXERCISE PRICE   EXERCISE PRICE
                                                                              SHARES         PER SHARE        PER SHARE
                                                                          --------------  ---------------  ---------------
      Balance outstanding at Inception................................               --   $            --  $            --
            Granted at fair market value..............................        1,447,600             15.00            15.00
            Cancelled.................................................          (38,110)            15.00            15.00
                                                                             ----------       -----------           ------
      Balance outstanding, December 31, 1996..........................        1,409,490             15.00            15.00
            Granted at fair market value..............................        2,050,510        4.25-14.38             8.70
            Granted above fair market value...........................        2,310,490              6.25             6.25
            Cancelled.................................................       (2,582,657)       4.25-15.00            13.84
                                                                             ----------       -----------           ------
      Balance outstanding, December 31, 1997..........................        3,187,833         4.25-6.25             5.55
            Granted at fair market value..............................          723,500         3.31-9.81             4.53
            Granted above fair market value...........................           75,000              6.25             6.25
            Granted below fair market value...........................        2,000,000              3.29             3.29
            Exercised.................................................         (330,411)        3.29-6.25             4.54
            Cancelled.................................................         (432,816)        3.31-8.94             4.89
                                                                             ----------       -----------           ------
      Balance outstanding, December 31, 1998..........................        5,223,106       $ 3.29-9.81           $ 4.67
                                                                             ==========       ===========           ======

Summary information about the Company's stock options outstanding at December 31, 1998 is as follows:

                                                                        WEIGHTED                                   WEIGHTED
                                                    WEIGHTED             AVERAGE                                   AVERAGE
 RANGE OF EXERCISE   BALANCE OUTSTANDING AT         AVERAGE            CONTRACTUAL          EXERCISABLE AT         EXERCISE
     PRICE              DECEMBER 31, 1998        EXERCISE PRICE       LIFE IN YEARS       DECEMBER 31, 1998         PRICE
 -----------------   ----------------------   -------------------   -----------------   ---------------------   -------------
      $3 - $5                    3,191,904                  $3.56                9.1                  917,004           $4.11
       5 - 7                     1,911,702                   6.25                7.9                1,603,858            6.25
       7 - 9                        94,500                   8.94                9.4                   12,500            8.94
      9 - 11                        25,000                   9.91                9.8                       --              --
                                 ---------                  -----                ---                ---------           -----
                                 5,223,106                  $4.67                8.6                2,533,362           $5.49
                                 =========                  =====                ===                =========           =====

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998


     In the first quarter of 1998, the vesting of 1,168,699 options was accelerated based on the occurrence of certain events. The remaining unvested options will vest over one to four years.

     In September 1997, the Company exchanged new options for options which were granted in August 1996 and February 1997. The exercise price for the new options was $6.25 per share. The exercise price for the new options was less than the exercise price of the previously granted options, but exceeded the market price of the stock on the date of grant of the new options.

     In September 1997, the Company granted options to purchase 150,000 shares of the Company's common stock at $6.25 per share under the Plan to an independent contractor. The options become fully exercisable over a two year period and expire in August 2006. The Company recorded the $508,000 fair value of these options as a charge to operations in 1997.

     In addition, 50,000 shares are issuable upon the exercise of options that the Company has committed to grant over the next two years pursuant to an employment agreement with one of its senior executives.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The determination of the fair value of the options noted above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1998 and 1997 and for the period from April 26, 1996 (Inception) to December 31, 1996: risk free interest rate of 5.7%, 6.3% and 6.7%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 75%, 75% and 65%, respectively, and an expected life of the options of six years.

The weighted average fair value of employee stock options granted during the periods presented is as follows:

                                                                              WEIGHTED AVERAGE FAIR VALUE
                                                          -----------------------------------------------------------------
                                                                                                             PERIOD FROM
                                                                                                            APRIL 26, 1996
                                                                           YEAR ENDED                       (INCEPTION) TO
                                                                          DECEMBER 31,                       DECEMBER 31,
                                                          ------------------------------------------         -----------
                                                          ------------------------------------------
                                                                   1998                   1997                    1996
                                                          ------------------     -------------------     ------------------
Granted at fair market value                                     $  3.14                $  3.00                $  9.84
Granted above fair market value                                  $  1.95                $  2.77                $    --
Granted below fair market value                                  $  2.60                $    --                $    --

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows (in thousands - except for earnings per share):

                                                                                                            PERIOD FROM
                                                                                                           APRIL 26, 1996
                                                                                                           (INCEPTION) TO
                                                                                        YEAR ENDED          DECEMBER 31,
                                                                                                            -----------
                                                                                       DECEMBER 31,
                                                                                       -----------
                                                                                  1998            1997          1996
                                                                                  ----            ----          ----
     Pro forma net income (loss).....................................           $(11,455)      $(162,021)        $2,237
     Pro forma basic and diluted earnings (loss) per share...........           $  (0.45)      $   (6.43)        $ 0.12

     In April 1997, the Company granted warrants to purchase 1,500,000 shares of the Company's common stock at a price of $12.25 per share in lieu of a certain earnout agreement with one of the Initial Operating Businesses. Effective December 31, 1997, 1,000,000 of these warrants were cancelled as certain vesting criteria, as defined, were not met.

     The Company issued warrants to purchase 593,400 shares of common stock to the former principals of the Initial Operating Businesses at $15.00 per share. These warrants were valued at their estimated fair value of $2,077,000 and were included in the purchase price of the Initial Operating Business. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 1998.

11.  EMPLOYEE RETIREMENT SAVINGS PLAN

On January 1, 1997, the Company adopted a defined contribution 401(k) Savings Plan (the "Plan"). Employees who have met certain eligibility requirements, as defined, may contribute up to 15% of their pre-tax gross wages, subject to certain restrictions. The Plan provides for Company matching contributions of 25% of the first 6% of employee contributions to the Plan, which vest 25% per year over a four-year period. The expense for the year ended December 31, 1998 and 1997 under the Plan was $171,000 and $290,000, respectively.

12.  RELATED-PARTY TRANSACTIONS

CRW Financial, Inc.

     On May 22, 1996, CRW Financial, Inc. ("CRW"), made an initial capital contribution of $2,100,000 representing the proceeds of borrowings by CRW under subordinated notes issued to certain officers and directors of CRW and the Company, CRW consultants and CRW outside investors. As additional consideration, the lenders to CRW received warrants from CRW to purchase 1,433,000 shares of the Company's common stock owned by CRW at $1.50 per share ("CRW Lender Warrants"). In addition, CRW issued to its bank, warrants to purchase 75,000 shares of the Company's common stock owned by CRW at $1.50 per share. These warrants were issued as consideration for CRW's bank issuing a waiver under its loan facility with CRW, permitting the May 22, 1996 capital contribution to the Company.

     CRW also issued warrants to purchase 839,000 shares of the Company's common stock owned by CRW at $1.50 per share to certain officers of CRW and the Company ("CRW Management Warrants"). The warrants were granted by CRW to these individuals for services provided to CRW. In June 1997 certain officers of CRW and the Company exercised the CRW Management Warrants to purchase 229,000 shares of the Company's common stock.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998


     The deemed value for accounting purposes of the CRW Lender Warrants and the CRW Management Warrants is based upon the difference between $9.75 (35% discount to the initial public offering price) and the $1.50 warrant exercise price. The deemed value for accounting purposes of $18,749,000 is treated as additional purchase price consideration of the acquisitions of the Initial Operating Businesses (see Note 3).

     The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $35,000. Total rent expense for the year ended December 31, 1998 and 1997 and for the period April 26, 1996 (Inception) to December 31, 1996 was $430,000, $444,000 and $106,000, respectively.

AffiniCorp USA, Inc.

     On September 25, 1998, the Company purchased 19.4% of the outstanding common stock of AffiniCorp USA, Inc. for $500,000. AffiniCorp develops and manages enhancement products for credit card issuers. The Company has entered into a relationship with AffiniCorp whereby the Company provides telemarketing services at its normal rates with six month extended payment terms. Outstanding balances for telemarketing services under the six month extended terms are capped at $1,500,000. The Company has a security interest in the accounts receivable and certain other assets of AffiniCorp. As of December 31, 1998, the Company has $1,098,000 of accounts receivable from AffiniCorp recorded in current assets and a $500,000 investment recorded in other assets.

13.  CONCENTRATIONS OF CREDIT

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising the Company's customer base and their dispersion across different industries and geographies. The Company does not require collateral or other securities to support customer receivables. The Company performs periodic reviews of its clients' financial condition to reduce collection risk.

     The Company does not believe significant credit risk exists at December 31, 1998. The Company had one client in the telecommunications industry which accounted for approximately 10% of total revenues for the year ended December 31, 1998 and one client in the financial services industry, which accounted for approximately 19% of total revenues for the year ended December 31, 1997. The Company had two clients in the telecommunications industry which accounted for approximately 23% and 13% of accounts receivable as of December 31, 1998 and no clients accounted for more than 10% of accounts receivable as of December 31, 1997. For the year ended December 31, 1998, 23% and 27% of the Company's revenues were from customers in the financial services and telecommunications industries, respectively. For the year ended December 31, 1997, 40% and 29% of the Company's revenues were from customers in the financial services and telecommunications industries, respectively. For the period from April 26, 1996 (Inception) to December 31, 1996 no individual customers accounted for more than 10% of the Company's revenues, while 38% and 11% of the Company's revenues during this period were from customers in the financial services and insurance industries, respectively.

14.  SEGMENTS

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company classifies its continuing operations into two segments: Telemarketing and Customer Care. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies (see Note 2). The business segments are described in further detail below. Segment assets include amounts specifically identified to Telemarketing and Customer Care Segments. Corporate assets consist primarily of property and equipment.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

     The Telemarketing Segment provides both business-to-consumer and business-to-business telemarketing services--primarily direct sales initiated by the Company on behalf of its clients.

     The Customer Care Segment provides customer service expertise to its clients. The Company's customer service expertise includes customer care support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients.

     Corporate operations include the selling, general and administrative functions of the Company.

     The results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see
Note 3).

     Business segment information is as follows (in thousands):

                                                                                                              PERIOD FROM
                                                                                                            APRIL 26, 1996
                                                                                YEAR ENDED                  (INCEPTION) TO
                                                                                DECEMBER 31,                  DECEMBER 31,
                                                                                -----------                   -----------
                                                                        1998                1997                  1996
                                                                        ----                ----                  ----
REVENUES
  Telemarketing.............................................       $   121,553           $   141,454            $   40,321
  Customer Care.............................................            45,875                37,468                12,833
                                                                   -----------           -----------            ----------
    Total...................................................       $   167,428           $   178,922            $   53,154
                                                                   ===========           ===========            ==========
OPERATING INCOME (LOSS)
  Telemarketing (includes goodwill impairment charge of
    $139,072 in 1997).......................................       $     7,251           $  (144,021)           $    9,224
  Customer Care.............................................             4,683                  (943)                3,841
  Corporate.................................................           (17,875)              (19,074)               (9,126)
                                                                   -----------           -----------            ----------
    Total...................................................       $    (5,941)          $  (164,038)           $    3,939
                                                                   ===========           ===========            ==========
TOTAL ASSETS
  Telemarketing.............................................       $    45,995           $    53,779            $  179,508
  Customer Care.............................................            47,499                47,718                40,104
  Corporate.................................................            10,195                 6,825                40,565
                                                                   -----------           -----------            ----------
    Total continuing operations.............................           103,689               108,322               260,177
  Discontinued Operations...................................                --                36,399                36,362
                                                                   -----------           -----------            ----------
    Total...................................................       $   103,689           $   144,721            $  296,539
                                                                   ===========           ===========            ==========
DEPRECIATION AND AMORTIZATION
  Telemarketing (includes goodwill impairment charge of
    $139,072 in 1997).......................................       $     4,995           $   150,679            $    2,990
  Customer Care.............................................             3,634                 3,244                   807
  Corporate.................................................             1,081                   581                    17
                                                                   -----------           -----------            ----------
    Total...................................................       $     9,710           $   154,504            $    3,814
                                                                   ===========           ===========            ==========
CAPITAL EXPENDITURES
  Telemarketing.............................................       $     2,401           $    18,206            $    7,446
  Customer Care.............................................             3,093                 6,057                 2,246
  Corporate.................................................             3,605                 2,034                   866
                                                                   -----------           -----------            ----------
    Total...................................................       $     9,099           $    26,297            $   10,558
                                                                   ===========           ===========            ==========

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998



15.  SUBSEQUENT EVENTS

  On September 3, 1998, TeleSpectrum and CRW entered into a merger agreement whereby each outstanding share of CRW common stock (6,918,000 shares as of December 31, 1998) will be exchanged for .709 of a share of TeleSpectrum common stock. In addition, each outstanding option (1,536,000 as of December 31, 1998) to purchase shares of CRW common stock will be exchanged for an option to purchase .709 of a share of TeleSpectrum common stock and the 678,000 warrants to purchase shares of TeleSpectrum common stock, owned by CRW, will be exchanged for 678,000 warrants to purchase TeleSpectrum common stock. The merger is expected to close in the second quarter of 1999. Immediately prior to the merger, CRW will not have any continuing business operations and its only asset will be 6,947,000 shares of TeleSpectrum common stock. For financial reporting purposes, TeleSpectrum will treat the exchange of shares of TeleSpectrum common stock for shares of CRW common stock as a treasury stock transaction. The transaction will not have an effect on TeleSpectrum's net income (loss) but will have an effect on its net income (loss) per share.

  On January 14, 1999, TeleSpectrum and IDRC entered into a merger agreement and on February 26, 1999 they amended the agreement. Under this agreement each of the holders of outstanding shares of IDRC common stock, options and warrants will be entitled to receive their pro rata portion of an aggregate of 9,200,000 shares of TeleSpectrum common stock and options and warrants exercisable for 3,000,000 shares of TeleSpectrum common stock. In addition, the IDRC preferred stock will be exchanged for $6,000,000 of cash, plus all accrued and unpaid dividends. The majority stockholders of IDRC will be required to invest their proceeds from the exchange of their IDRC preferred stock of $4,900,000 in a term note with the Company. This note will be payable in one year and bear interest at 10.0%. The excess of the total estimated purchase price over the fair market value of the net liabilities acquired will be amortized on a straight line basis over a period not to exceed 25 years. The merger will be accounted for as a purchase by TeleSpectrum pursuant to APB Opinion No. 16 "Business Combinations."

  In connection with the IDRC merger, the Company received a financing commitment for $135,000,000 senior debt facility, which will be used to refinance IDRC's current maturities of long-term debt, long-term debt and seller notes. The Company will incur debt issuance costs, in connection with this senior facility, of approximately $4,200,000, which will be amortized on a straight-line basis over four years. This new facility will consist of three term notes in the aggregate of $86,000,000 with maturities between 32 and 56 months and a revolving credit facility of $49,000,000 due in 32 months. The facility allows for alternative interest rates. After three months, the Company can elect LIBOR plus a margin of 3.25% to 4.25%. The senior debt facility contains various financial and non-financial covenants, including minimum interest coverage, fixed charge coverage, minimum EBITDA, maximum leverage ratio and limitations on capital expenditures. The merger is expected to close in the second quarter of 1999.

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


                                         Arthur Andersen LLP

Charlotte, N.C.,
 September 30, 1996

                                  SOMAR, INC.

                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                                       ASSETS
CURRENT ASSETS:
  Cash                                                                                                        $    25
  Accounts receivable net of reserve of $40.................................................................    4,825
  Amounts due from Stockholders.............................................................................      881
    Affiliates..............................................................................................      210
  Prepaid expenses and other................................................................................      451
                                                                                                              -------
     Total current assets...................................................................................    6,392
PROPERTY AND EQUIPMENT, net.................................................................................    4,400
                                                                                                              -------
     Total assets...........................................................................................  $10,792
                                                                                                              =======
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit............................................................................................  $ 1,182
  Note payable--Bank........................................................................................    1,000
  Current portion of long-term debt.........................................................................    2,182
  Current portion of capital lease obligations..............................................................      852
  Accounts payable..........................................................................................    1,959
  Accrued compensation......................................................................................      523
  Other accrued expenses....................................................................................      122
  Amounts due to an affiliate...............................................................................      562
                                                                                                              -------
     Total current liabilities..............................................................................    8,382
                                                                                                              -------
LONG-TERM DEBT..............................................................................................      767
                                                                                                              -------
CAPITAL LEASE OBLIGATIONS...................................................................................      872
                                                                                                              -------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 100,000 shares authorized; 11,765 shares issued and outstanding...............       12
  Additional paid-in capital................................................................................      789
  Accumulated deficit.......................................................................................      (30)
                                                                                                              -------
     Total stockholders' equity.............................................................................      771
                                                                                                              -------
     Total liabilities and stockholders' equity.............................................................  $10,792
                                                                                                              =======

        The accompanying notes are an integral part of this statement.

                                  SOMAR, INC.

                             STATEMENTS OF INCOME

                                (IN THOUSANDS)

                                                                                FOR THE
                                                                              PERIOD FROM
                                                                              JANUARY 1,
                                                                                1996 TO             FOR THE YEAR ENDED
                                                                              AUGUST 12,               DECEMBER 31
                                                                                             --------------------------------
                                                                                 1996             1995             1994
                                                                            ---------------  ---------------  ---------------
REVENUES..................................................................         $26,421          $31,900          $20,785
                                                                                   -------          -------          -------
OPERATING EXPENSES:
  Cost of services........................................................          21,406           25,048           15,623
  Selling, general and administrative expenses............................           3,817            5,162            4,115
                                                                                   -------          -------          -------
  Operating income........................................................           1,198            1,690            1,047
  Total operating expenses................................................          25,223           30,210           19,738
                                                                                   -------          -------          -------

INTEREST INCOME...........................................................              11               45               12
INTEREST EXPENSE..........................................................            (572)            (756)            (432)
                                                                                   -------          -------          -------
NET INCOME................................................................         $   637          $   979          $   627
                                                                                   =======          =======          =======
PRO FORMA DATA (UNAUDITED):
  Historical net income...................................................         $   637          $   979          $   627
  Pro forma provision for income taxes....................................             237              414              261
                                                                                   -------          -------          -------
  Pro forma net income....................................................         $   400          $   565          $   366
                                                                                   =======          =======          =======

       The accompanying notes are an integral part of these statements.

                                  SOMAR, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (In thousands)

                                                                                                     TOTAL
                                                            ADDITIONAL                RETAINED   STOCKHOLDERS'
                                                    COMMON   PAID-IN    STOCKHOLDER   EARNINGS       EQUITY
                                                    STOCK    CAPITAL        LOAN      (DEFICIT)    (DEFICIT)
                                                    ------  ----------  ------------  ---------  --------------
BALANCE, JANUARY 1,
  1994............................................     $12        $474        $(612)     $(265)          $(391)
  Net income......................................      --          --           --        627             627
  Distributions...................................      --          --           --       (668)           (668)
  Repayments of stockholder
    loan..........................................      --          --          612         --             612
  Stock options...................................      --         298           --         --             298
                                                       ---        ----        -----      -----           -----
BALANCE, DECEMBER 31,
  1994............................................      12         772           --       (306)            478
  Net income......................................      --          --           --        979             979
  Distributions...................................      --          --           --       (703)           (703)
  Stock options...................................      --          17           --         --              17
                                                       ---        ----        -----      -----           -----
BALANCE, DECEMBER 31,
  1995............................................      12         789           --        (30)            771
  Net income......................................      --          --           --        637             637
  Distributions...................................      --          --           --       (535)           (535)
                                                       ---        ----        -----      -----           -----
BALANCE, AUGUST 12,
  1996............................................     $12        $789        $  --      $  72           $ 873
                                                       ===        ====        =====      =====           =====

       The accompanying notes are an integral part of these statements.

                                  SOMAR, INC.

                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                      FOR THE
                                                                                    PERIOD FROM
                                                                                     JANUARY 1,
                                                                                      1996 TO      FOR THE YEAR ENDED
                                                                                     AUGUST 12,       DECEMBER 31
                                                                                                  --------------------
                                                                                        1996        1995       1994
                                                                                    ------------  ---------  ---------
OPERATING ACTIVITIES:
  Net income......................................................................      $   637    $   979    $   627
  Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization...................................................          749        775        288
  Stock option compensation expense...............................................           --         17        298
  Changes in operating assets and liabilities--
  Accounts receivable.............................................................       (1,705)    (2,003)    (1,987)
  Prepaid expenses and other......................................................          (85)      (144)      (123)
  Accounts payable................................................................        1,706        614        559
  Accrued expenses................................................................          822        203        395
                                                                                        -------    -------    -------
     Net cash provided by operating activities....................................        2,124        441         57
                                                                                        -------    -------    -------
INVESTING ACTIVITIES:
  Purchases of property and equipment.............................................         (828)    (2,309)      (174)
  Advances to stockholder.........................................................         (847)      (352)      (103)
  Advances to affiliates..........................................................         (248)      (209)        (2)
  Repayments of advances to affiliates............................................           --         --         13
  Repayment of stockholder loan...................................................           --         --        612
                                                                                        -------    -------    -------
     Net cash (used in) provided by investing activities..........................       (1,923)    (2,870)       346
                                                                                        -------    -------    -------
FINANCING ACTIVITIES:
  Borrowings on long-term debt....................................................        1,286      2,824         25
  Repayments on long-term debt....................................................       (1,498)      (257)       (31)
  Borrowings (repayments) on note payable--Bank...................................       (1,000)     1,000         --
  Borrowings (repayments) from affiliates.........................................         (102)       458       (491)
  Distributions paid to shareholders..............................................         (535)      (703)      (669)
  Payments on capital lease obligations...........................................         (641)      (623)      (297)
  Net (repayments) borrowings on line of credit agreement.........................        2,269       (247)     1,046
                                                                                        -------    -------    -------
     Net cash provided by (used in) financing activities..........................         (221)     2,452       (417)
                                                                                        -------    -------    -------
NET INCREASE (DECREASE) IN CASH...................................................          (20)        23        (14)
CASH, BEGINNING OF PERIOD.........................................................           25          2         16
                                                                                        -------    -------    -------
CASH, END OF PERIOD...............................................................      $     5    $    25    $     2
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

                                  SOMAR, INC.

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


2. PROPERTY AND EQUIPMENT:

                                                                                             Useful          December 31,
                                                                                             Lives               1995
                                                                                          ------------        ------------
                                                                                         (In Thousands)
   Furniture and fixtures............................................................          5-7 years           $ 2,265
   Telemarketing equipment...........................................................            5 years             3,263
   Leasehold improvements............................................................          5-6 years               359
                                                                                                                   -------
                                                                                                                     5,887
   Less--Accumulated depreciation and amortization...................................                               (1,487)
                                                                                                                   -------
                                                                                                                   $ 4,400
                                                                                                                   =======

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

                                  SOMAR, INC.

4. LONG-TERM DEBT:

                                                                                                               December 31,
                                                                                                                   1995
                                                                                                              ---------------
                                                                                                              (In Thousands)
   Note payable to MCI Telecommunications Corporation, unsecured, payable in monthly installments of $128,300 through July 1996, and remaining payment of $118,700 due in August 1996, interest at 9.75% (on June 15, 1996, this note was refinanced; the refinanced note is payable in monthly installments of $128,300 through March 1997
       and $43,400 in April 1997, at an interest rate of 9.75%).............................................         $   981
   Notes payable to a bank, secured by related equipment, payable on July 1, 1996, interest payable monthly at the bank's prime rate plus 150 basis points (10% at December 31,
       1995), guaranteed by the Company's two principal stockholders and two affiliated companies (on July 5, 1996 these notes were refinanced by the West Virginia
       Economic Development Authority; the refinanced notes are secured by assets of the
       Company and are payable in monthly installments of $21,250 including interest,
       through July 1999, at an interest rate of 4%)........................................................             720
   Installment note payable to a bank, secured by related equipment, payable in monthly installments of $11,900 including interest, through August 1998, at the bank's prime interest rate plus 150 basis points (10% at December 31, 1995), guaranteed by the
       Company's two principal stockholders and two affiliated companies....................................             331
   Note payable to Network Sampling Services, balance due July 1, 1997, including interest
       at 10%, guaranteed by one of the Company's principal stockholders....................................             300
   Installment note payable to a bank, secured by related equipment, payable in monthly installments of $11,957 including interest, through April 1998, at the bank's prime interest rate plus 150 basis points (10% at December 31, 1995), guaranteed by the
       Company's two principal stockholders and two affiliated companies....................................             288
   Installment note payable to a bank, secured by related equipment, payable in monthly installments of $21,774 including interest, through October 1996, at the bank's prime rate plus 150 basis points (10% at December 31, 1995), guaranteed by the Company's
       two principal stockholders and two affiliated companies..............................................             226
   Installment note payable to a finance company, unsecured, payable in monthly installments of $3,800 including interest, through August 1998 at an interest rate of
       9%...................................................................................................             103
                                                                                                                     -------
                                                                                                                       2,949
   Less--Current portion....................................................................................          (2,182)
                                                                                                                     -------
                                                                                                                     $   767
                                                                                                                     =======

   Minimum principal repayments of long-term debt as of December 31, 1995, are as follows (in thousands):

   1996.....................................................................................................         $ 2,182
   1997.....................................................................................................             602
   1998.....................................................................................................             165
                                                                                                                      ------
                                                                                                                     $ 2,949
                                                                                                                      ======

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

                                  SOMAR, INC.

 Leases

   The Company leases administrative offices, telephone call centers and equipment under noncancelable operating leases. In addition, the Company has capital leases covering certain operating equipment. Future minimum lease payments at December 31, 1995, are as follows (in thousands):

                                                                                                          OPERATING CAPITAL
                                                                                                      -------------------------
                                                                                                        LEASES        LEASES
                                                                                                      -----------  ------------
   1996.............................................................................................       $  673       $  989
   1997.............................................................................................          549          647
   1998.............................................................................................          449          280
   1999.............................................................................................          221           16
   2000.............................................................................................          179           --
   Thereafter.......................................................................................          503           --
                                                                                                           ------       ------
   Total............................................................................................       $2,574        1,932
                                                                                                           ======
   Less--Amount representing interest...............................................................                      (208)
                                                                                                                        ------
   Present value of future minimum lease payments...................................................                     1,724
   Less--Current portion............................................................................                      (852)
                                                                                                                        ------
                                                                                                                        $  872
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

   Following is a schedule of amounts due from stockholders and affiliates (in thousands):

                                                                                                December 31,
                                                                                                    1995
                                                                                               --------------
      Stockholders...........................................................................          $  881
      Southern Investments...................................................................             102
      DGI....................................................................................              42
      EMTI...................................................................................               5
      STI....................................................................................              61
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

   Included in interest expense and interest income in the accompanying financial statements is interest income (expense) from (to) related parties (including allocated interest expense) as follows (in thousands):

                                                                  FOR THE
                                                                PERIOD FROM
                                                                JANUARY 1,
                                                                  1996 TO            FOR THE YEAR ENDED
                                                                AUGUST 12,              DECEMBER 31,
                                                                              --------------------------------
                                                                   1996            1995             1994
                                                               -------------  --------------  ----------------
      Southern Alloy of America, Inc.........................         $ (57)          $ (94)            $ (99)
      Southern Investments...................................            --              --                12
                                                                      -----           -----             -----
                                                                      $ (57)          $ (94)            $ (87)
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


                                             Arthur Andersen LLP

Philadelphia, Pa.,
 September 30, 1996

                               NBG SERVICES, INC.

                                 BALANCE SHEET

                            AS OF DECEMBER 29, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................................................       $  700
  Short-term investments..............................................................................          210
  Accounts receivable, net of reserve of $90..........................................................        1,757
  Prepaid expenses and other..........................................................................          129
                                                                                                             ------
     Total current assets.............................................................................        2,796
PROPERTY AND EQUIPMENT, net...........................................................................        1,336
OTHER ASSETS..........................................................................................          102
                                                                                                             ------
     Total assets.....................................................................................       $4,234
                                                                                                             ======
                      LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:

  Current portion of capital lease obligations........................................................       $  277
  Demand note.........................................................................................          500
  Accounts payable....................................................................................          212
  Accrued expenses....................................................................................          537
                                                                                                             ------
     Total current liabilities........................................................................        1,526
                                                                                                             ======
CAPITAL LEASE OBLIGATIONS.............................................................................          454
                                                                                                             ------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Common stock, no par value; 10,000 shares authorized; 100 shares issued and outstanding.............           --
  Retained earnings...................................................................................        2,254
                                                                                                             ======
     Total shareholders' equity.......................................................................        2,254
                                                                                                             ======
     Total liabilities and shareholders' equity.......................................................       $4,234
                                                                                                             ======

        The accompanying notes are an integral part of this statement.

                              NBG SERVICES, INC.

                             STATEMENTS OF INCOME
                                (IN THOUSANDS)


                                                                                   FOR THE
                                                                                 PERIOD FROM
                                                                                 DECEMBER 30,
                                                                                   1995 TO           FOR THE FISCAL YEAR ENDED
                                                                                                     -------------------------
                                                                                  AUGUST 12,        DECEMBER 29,    DECEMBER 30,
                                                                                     1996               1995            1994
                                                                                     ----               ----            ----
REVENUES.....................................................................       $11,311            $12,829         $5,778
                                                                                    -------            -------         ------
OPERATING EXPENSES:
  Cost of services...........................................................         7,686              8,572          4,259
  Selling, general and administrative expenses...............................         1,645              2,115          1,443
                                                                                    -------            -------         ------
     Total operating expenses................................................         9,331             10,687          5,702
                                                                                    -------            -------         ------
     Operating income........................................................         1,980              2,142             76
INTEREST INCOME..............................................................            37                 19             17
INTEREST EXPENSE.............................................................           (70)               (55)           (60)
                                                                                    -------            -------         ------
     Income before income taxes..............................................         1,947              2,106             33
INCOME TAXES.................................................................           (79)                --             --
                                                                                    -------            -------         ------
NET INCOME...................................................................       $ 1,868            $ 2,106         $   33
                                                                                    =======            =======         ======
PRO FORMA DATA (unaudited):
  Historical net income......................................................       $ 1,868            $ 2,106         $   33
  Pro forma provision for income taxes.......................................           765                864             25
                                                                                    -------            -------         ------
  Pro forma net income.......................................................       $ 1,103            $ 1,242         $    8
                                                                                    =======            =======         ======

       The accompanying notes are an integral part of these statements.

                               NBG SERVICES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                                                                                          TOTAL
                                                                                            RETAINED   SHAREHOLDERS'
                                                                        SHARES    AMOUNT    EARNINGS      EQUITY
                                                                        ------    ------    --------      ------
BALANCE, JANUARY 1, 1994..............................................     100    $   --    $    363      $  363
  Net income..........................................................      --        --          33          33
                                                                           ---    ------    --------      ------

BALANCE, DECEMBER 30, 1994............................................     100        --         396         396
  Net income..........................................................      --        --       2,106       2,106
  Distributions.......................................................      --        --        (248)       (248)
                                                                           ---    ------    --------      ------

BALANCE, DECEMBER 29, 1995............................................     100        --       2,254       2,254
  Net income..........................................................      --        --       1,868       1,868
  Distributions.......................................................      --        --        (895)       (895)
  Net unrealized gain on short-term investments.......................      --        --          20          20
                                                                           ---    ------    --------      ------
BALANCE, AUGUST 12, 1996..............................................     100    $   --    $  3,247      $3,247
                                                                           ===    ======    ========      ======

       The accompanying notes are an integral part of these statements.

                               NBG SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                   FOR THE
                                                                                 PERIOD FROM
                                                                                 DECEMBER 30,
                                                                                    1995 TO          FOR THE FISCAL YEAR ENDED
                                                                                                     -------------------------
                                                                                   AUGUST 12,       DECEMBER 29,    DECEMBER 30,
                                                                                      1996              1995           1994
                                                                                      ----              ----           ----
OPERATING ACTIVITIES:
  Net income                                                                          $1,868          $ 2,106          $  33
  Adjustments to reconcile net income to net cash provided by operating activities--
    Depreciation and amortization...............................................         273              319            205
    Provision for loss on accounts receivable...................................          --              113             37
  Changes in operating assets and liabilities--
     Accounts receivable........................................................        (952)          (1,343)          (182)
     Due from TeleSpectrum Worldwide Inc........................................         (62)              --             --
     Prepaid expenses and other.................................................         (91)            (106)           (46)
     Accounts payable...........................................................         184               16             93
     Accrued expenses...........................................................         114              278             75
                                                                                      ------          -------          -----
        Net cash provided by operating activities...............................       1,334            1,383            215
                                                                                      ------          -------          -----
INVESTING ACTIVITIES:
  Purchase of short-term investments............................................          --             (205)           (35)
  Proceeds from short-term investments..........................................          45                9             62
  Purchases of property and equipment...........................................        (126)            (398)           (69)
                                                                                      ------          -------          -----
        Net cash used in investing activities...................................         (81)            (594)           (42)
                                                                                      ------          -------          -----
FINANCING ACTIVITIES:
  Bank overdraft................................................................          --              (82)            82
  Repayment of capital lease obligations........................................        (260)            (259)          (264)
  Proceeds from demand note.....................................................          --              500             --
  Repayment of demand note......................................................        (500)              --             --
  Distributions to shareholders.................................................        (120)            (248)            --
                                                                                      ------          -------          -----
        Net cash used in financing activities...................................        (880)             (89)          (182)
                                                                                      ------          -------          -----
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................................................         373              700             (9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................         700               --              9
                                                                                      ------          -------          -----
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................      $1,073          $   700          $  --
                                                                                      ======          =======          =====

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

                               NBG SERVICES, INC
                 NOTES TO FINANCIAL STATEMENTS----(CONTINUED)


     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such decision at each balance sheet date. At December 29, 1995, all short-term investments were classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices with unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity. At December 29, 1995, there were no significant unrealized holding gains or losses. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the statement of income.

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

2. PROPERTY AND EQUIPMENT:

                                                                                                    USEFUL        DECEMBER 29,
                                                                                                    LIVES             1995
                                                                                                    -----             ----
                                                                                                         (IN THOUSANDS)
     Telemarketing equipment.................................................................          5                $1,845
     Furniture and office equipment..........................................................          7                   195
     Leasehold improvements..................................................................          7                    50
                                                                                                                        ------
                                                                                                                         2,090
     Less--Accumulated depreciation and amortization.........................................                             (754)
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

3. ACCRUED EXPENSES:

                                                                                                                  DECEMBER 29,
                                                                                                                      1995
                                                                                                                      ----
                                                                                                                 (IN THOUSANDS)
     Accrued Compensation.................................................................................            $ 174
     Accrued profit sharing...............................................................................              139
     Accrued telephone....................................................................................               77
     Accrued other........................................................................................              147
                                                                                                                      -----
                                                                                                                      $ 537
                                                                                                                      =====

4. DEBT:

                                                                                                                  DECEMBER 29,
                                                                                                                      1995
                                                                                                                      ----
                                                                                                                 (IN THOUSANDS)
     Demand note..........................................................................................            $  500
     Capitalized lease obligations (Note 5)...............................................................               731
                                                                                                                      ------
                                                                                                                       1,231
     Less--Current portion................................................................................              (777)
                                                                                                                      ------
                                                                                                                      $  454
                                                                                                                      ======

                              NBG SERVICES, INC.

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

     Future minimum lease payments under the Company's leases as of December 29, 1995, are as follows:

                                                                                                OPERATING          CAPITAL
                                                                                                 LEASES             LEASES
                                                                                                 ------             ------
                                                                                                                (IN THOUSANDS)
        1996................................................................................       $  747              $ 328
        1997................................................................................          512                277
        1998................................................................................          514                154
        1999................................................................................          524                 57
        2000................................................................................          470                 --
        Thereafter..........................................................................          462                 --
                                                                                                   ------              -----
        Total minimum lease payments........................................................       $3,229                816
                                                                                                   ======
        Less--Amount representing interest..................................................                             (85)
                                                                                                                       -----
        Present value of future minimum lease payments......................................                             731
        Less--Current portion of principal payments.........................................                            (277)
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


                                         Arthur Andersen LLP

Philadelphia, Pa.,
 September 30, 1996

                           THE REICH GROUP COMPANIES

                            COMBINED BALANCE SHEET
                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                                 ASSETS
CURRENT ASSETS:
  Cash.........................................................................................    $  220
  Accounts receivable, net of reserve of $73...................................................     2,544
  Due from shareholder.........................................................................       132
  Prepaid expenses and other...................................................................        79
                                                                                                   ------
     Total current assets......................................................................     2,975
PROPERTY AND EQUIPMENT, net....................................................................     1,328
OTHER ASSETS...................................................................................        15
                                                                                                   ------
     Total assets..............................................................................    $4,318
                                                                                                   ======
                                  LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt............................................................    $  155
  Current portion of deferred rent.............................................................        68
  Accounts payable.............................................................................       930
  Accrued salaries and wages...................................................................       363
  Notes payable to shareholder.................................................................       570
  Other current liabilities....................................................................        68
                                                                                                   ------
     Total current liabilities.................................................................     2,154
                                                                                                   ------
LONG-TERM DEBT.................................................................................       371
                                                                                                   ------
DEFERRED RENT..................................................................................       125
                                                                                                   ------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY:
  Common stock (see Note 8)....................................................................         2
  Additional paid-in capital...................................................................       450
  Retained earnings............................................................................     1,455
  Treasury stock, at cost (TRG/Communications, Inc., 150 shares)...............................      (239)
                                                                                                   ------
     Total shareholder's equity................................................................     1,668
                                                                                                   ------
     Total liabilities and shareholder's equity................................................    $4,318
                                                                                                   ======

        The accompanying notes are an integral part of this statement.

                           THE REICH GROUP COMPANIES

                         COMBINED STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                                         FOR THE
                                                                       PERIOD FROM
                                                                       JANUARY 1,                 FOR THE
                                                                         1996 TO                 YEAR ENDED
                                                                       AUGUST 12,               DECEMBER 31
                                                                                      --------------------------------
                                                                          1996             1995             1994
                                                                     ---------------  ---------------  ---------------
REVENUES...........................................................         $14,558          $12,253           $5,424
                                                                            -------          -------           ------
OPERATING EXPENSES:
  Cost of services.................................................           8,550            7,836            4,225
  Selling, general and administrative expenses.....................           1,466            2,534              976
                                                                            -------          -------           ------
     Total operating expenses......................................          10,016           10,370            5,201
                                                                            -------          -------           ------
     Operating income..............................................           4,542            1,883              223
INTEREST INCOME....................................................              19               14               13
INTEREST EXPENSE...................................................             (50)             (57)             (37)
                                                                            -------          -------           ------
NET INCOME.........................................................         $ 4,511          $ 1,840           $  199
                                                                            =======          =======           ======
PRO FORMA DATA (UNAUDITED):
  Historical net income............................................         $ 4,511          $ 1,840           $  199
  Pro forma provision for income taxes.............................           1,840              746               97
                                                                            -------          -------           ------
  Pro forma net income.............................................         $ 2,671          $ 1,094           $  102
                                                                            =======          =======           ======

       The accompanying notes are an integral part of these statements.

                           THE REICH GROUP COMPANIES

             COMBINED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                                       THE REICH                       DIALDIRECT TELE-   TRG/COMMUNI-
                                                      GROUP, INC.    DIALDIRECT, INC.  MARKETING, LTD.   CATIONS, INC.
                                                      COMMON STOCK     COMMON STOCK      COMMON STOCK     COMMON STOCK
                                                     --------------  ----------------  ----------------  --------------
                                                     SHARES  AMOUNT  SHARES   AMOUNT   SHARES   AMOUNT   SHARES  AMOUNT
                                                     ------  ------  -------  -------  -------  -------  ------  ------
BALANCE, JANUARY 1, 1994..........................      100  $   --      100   $   --      100   $   --     150      $2
 Net income.......................................       --      --       --       --       --       --      --      --
                                                        ---  ------      ---  -------      ---  -------     ---      --
BALANCE, DECEMBER 31, 1994........................      100      --      100       --      100       --     150       2
 Capital contribution to DialDirect
  Telemarketing, Ltd. by shareholder..............       --      --       --       --       --       --      --      --
 Net income.......................................       --      --       --       --       --       --      --      --
                                                        ---  ------      ---  -------      ---  -------     ---      --
BALANCE, DECEMBER 31, 1995........................      100      --      100       --      100       --     150       2
 Net income.......................................       --      --       --       --       --       --      --      --
 Distribution to shareholder......................       --      --       --       --       --       --      --      --
                                                        ---  ------      ---  -------      ---  -------     ---      --
BALANCE, AUGUST 12, 1996..........................      100  $   --      100   $   --      100   $   --     150      $2
                                                        ===  ======      ===  =======      ===  =======     ===      ==

                                                     INSUREDIRECT                                         TOTAL
                                                     AGENCY INC.    ADDITIONAL  RETAINED              SHAREHOLDER'S
                                                     COMMON STOCK    PAID-IN    EARNINGS   TREASURY       EQUITY
                                                    --------------
                                                    SHARES  AMOUNT   CAPITAL    (DEFICIT)    STOCK      (DEFICIT)
                                                    ------  ------  ----------  ---------  ---------  --------------
BALANCE, JANUARY 1, 1994..........................     100  $   --        $350   $  (584)     $(239)        $  (471)
 Net income.......................................      --      --          --       199         --             199
                                                       ---  ------        ----   -------      -----         -------
BALANCE, DECEMBER 31, 1994........................     100      --         350      (385)      (239)           (272)
 Capital contribution to DialDirect
  Telemarketing, Ltd. by shareholder..............      --      --         100        --         --             100
 Net income.......................................      --      --          --     1,840         --           1,840
                                                       ---  ------        ----   -------      -----         -------
BALANCE, DECEMBER 31, 1995........................     100      --         450     1,455       (239)          1,668
 Net income.......................................      --      --          --     4,511         --           4,511
 Distribution to shareholder......................      --      --          --    (1,770)        --          (1,770)
                                                       ---  ------        ----   -------      -----         -------
BALANCE, AUGUST 12, 1996..........................     100  $   --        $450   $ 4,196      $(239)        $ 4,409
                                                       ===  ======        ====   =======      =====         =======

                           THE REICH GROUP COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE
                                                                                  PERIOD FROM
                                                                                   JANUARY 1,            FOR THE
                                                                                    1996 TO             YEAR ENDED
                                                                                   AUGUST 12,          DECEMBER 31,
                                                                                                --------------------------
                                                                                      1996          1995          1994
                                                                                  ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net income...................................................................       $ 4,511       $ 1,840         $ 199
  Adjustments to reconcile net income to net cash provided by operating activities--
     Depreciation and amortization.............................................           279           220           143
     Amortization of deferred rent.............................................           (40)          (68)          (68)
     Loss on disposal of property..............................................            --             7             1
     Changes in operating assets and liabilities--
        Accounts receivable....................................................        (2,025)       (1,853)         (193)
        Due from shareholder...................................................            (5)          (83)          (40)
        Prepaid expenses and other assets......................................           (81)           (2)          (33)
        Accounts payable.......................................................          (264)          560            88
        Accrued salaries and wages.............................................           196           235            37
        Other current liabilities..............................................           (36)         (111)           85
                                                                                      -------       -------         -----
           Net cash provided by operating activities...........................         2,535           745           219
                                                                                      -------       -------         -----
INVESTING ACTIVITIES:
  Purchase of property and equipment, net of capital lease
    obligations of $95 in 1995 and $250 in 1996................................          (935)       (1,212)         (138)
                                                                                      -------       -------         -----
           Net cash used in investing activities...............................          (935)       (1,212)         (138)
                                                                                      -------       -------         -----
FINANCING ACTIVITIES:
  Net borrowings (repayments) on line of credit................................           700           (70)           10
  Repayment of long-term debt..................................................          (133)         (109)          (88)
  Proceeds from long-term debt.................................................            --           165            --
  Capital contribution to DialDirect TeleMarketing, Ltd. from
    shareholder................................................................            --           100            --
  Proceeds from (repayment of) notes payable to shareholder....................          (500)          570            --
  Distribution to shareholder..................................................        (1,770)           --            --
                                                                                      -------       -------         -----
           Net cash provided by (used in) financing
            activities.........................................................        (1,703)          656           (78)
                                                                                      -------       -------         -----
  NET INCREASE (DECREASE) IN CASH..............................................          (103)          189             3
  CASH, BEGINNING OF PERIOD....................................................           220            31            28
                                                                                      -------       -------         -----
  CASH, END OF PERIOD..........................................................       $   117       $   220         $  31
                                                                                      =======       =======         =====

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

                           THE REICH GROUP COMPANIES

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

                           THE REICH GROUP COMPANIES

2. PROPERTY AND EQUIPMENT:

                                                                                                  USEFUL     DECEMBER 31,
                                                                                                   LIVES         1995
                                                                                                -----------  ------------
                                                                                                     (IN THOUSANDS)
      Telemarketing equipment................................................................             5      $ 1,766
      Furniture and office equipment.........................................................           5-7          768
      Leasehold improvements.................................................................             7           76
                                                                                                                 -------
                                                                                                                   2,610
      Less--Accumulated depreciation and amortization........................................                     (1,282)
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


3. OTHER CURRENT LIABILITIES:

                                                                                                          DECEMBER 31,
                                                                                                              1995
                                                                                                          -------------
                                                                                                          (IN THOUSANDS)
      Advance billings..................................................................................         $  60
      Other accrued liabilities.........................................................................             8
                                                                                                                 -----
                                                                                                                 $  68
                                                                                                                 =====

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

                           THE REICH GROUP COMPANIES

5. LONG-TERM DEBT:

                                                                                                        DECEMBER 31,
                                                                                                       ---------------
                                                                                                            1995
                                                                                                       ---------------
                                                                                                       (IN THOUSANDS)
   Note payable to bank, interest payable monthly at the bank's rate plus 1/2% (11% on
       December 31, 1995); principal due in monthly installments of $4,000 through August
       1998; collateralized by accounts receivable, equipment and other assets of the Com-
       pany and a second mortgage on the personal residences of the Company's shareholder
       and his wife; payment also guaranteed by the Company's shareholder and his wife................          $ 105
   Note payable to regional industrial development authority, interest accrues at 5%; princi-
       pal and interest due in monthly installments of $3,000 through August 2000; collateral-
       ized by specified furniture and equipment of the Company.......................................            155
   Payable to landlord, no stated interest (discounted at 8.9%), unsecured, due in varying
       monthly installments from $3,000 to $4,000 through October 31, 1998............................             96
   Capitalized lease obligations (Note 6).............................................................            170
                                                                                                                -----
                                                                                                                  526
   Less--Current portion..............................................................................           (155)
                                                                                                                -----
                                                                                                                $ 371
                                                                                                                =====
  Minimum principal repayments of long-term debt as of December 31, 1995, excluding capitalized lease obligations (see Note 6), are as follows (in thousands):

         1996.........................................................................................           $ 95
         1997.........................................................................................            111
         1998.........................................................................................             91
         1999.........................................................................................             35
         2000.........................................................................................             24
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

                           THE REICH GROUP COMPANIES

  Future minimum lease payments under the Company's leases as of December 31, 1995, are as follows (in thousands):

                                                                                                 OPERATING     CAPITAL
                                                                                                   LEASES      LEASES
                                                                                                 ----------  -----------
          1996...........................................................................              $238        $ 78
          1997...........................................................................               220          78
          1998...........................................................................               188          44
          1999...........................................................................                11           1
          2000...........................................................................                 1          --
                                                                                                       ----        ----
          Total minimum lease payments...................................................              $658         201
                                                                                                       ====
          Less--Amount representing interest.............................................                           (31)
                                                                                                                   ----
          Present value of future minimum lease payments.................................                           170
          Less--Current portion of principal payments....................................                           (60)
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

8. COMMON STOCK:

  The description of the Company's common stock is as follows:

                                                                                                                 COMMON STOCK
                                                                                                                  PAR VALUE
                                                                                                                 ------------
  The Reich Group, Inc.
    $1 par value, 1,000 shares authorized, 100 shares issued and outstanding...................................        $  100
  DialDirect, Inc.
    $1 par value, 1,000 shares authorized, 100 shares issued and outstanding...................................           100
  DialDirect Telemarketing, Ltd.
    $1 par value, 1,000 shares authorized, 100 shares issued and outstanding...................................           100
  TRG/Communications, Inc.
    $2,000 stated value, 150 shares outstanding................................................................         2,000
  InsureDirect Agency, Inc.
    $1 par value, 1,000 shares authorized, 100 shares issued and outstanding...................................           100
                                                                                                                       ------
                                                                                                                       $2,400
                                                                                                                       ======

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


                                             Arthur Andersen LLP

Philadelphia, Pa.,
 October 3, 1996

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                             COMBINED BALANCE SHEET
                            AS OF DECEMBER 31, 1995
                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                     ASSETS
CURRENT ASSETS:
 Cash..............................................................................................................   $   15
 Accounts receivable, net of reserve of $22........................................................................    2,690
 Due from shareholder/officer......................................................................................        4
 Prepaid expenses and other........................................................................................       95
                                                                                                                      ------
     Total current assets..........................................................................................    2,804
PROPERTY AND EQUIPMENT, net........................................................................................      657
OTHER ASSETS.......................................................................................................       88
                                                                                                                      ------
     Total assets..................................................................................................   $3,549
                                                                                                                      ======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Line of credit....................................................................................................   $1,350
 Current portion of long-term debt.................................................................................      198
 Accounts payable..................................................................................................      498
 Accrued compensation..............................................................................................      161
 Deferred revenue..................................................................................................      197
 Other accrued expenses............................................................................................      363
                                                                                                                      ------
     Total current liabilities.....................................................................................    2,767
                                                                                                                      ======
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES....................................................................       81
                                                                                                                      ------
DEFERRED TAXES.....................................................................................................       14
                                                                                                                      ------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
 Common stock, TeleSpectrum, Inc. $.01 par value, 5,000 shares authorized, 3,000 shares issued and
   outstanding.....................................................................................................       --
 Common stock, TeleSpectrum Training Services, Inc. no par value, 5,000 shares authorized, 200
   shares issued and outstanding...................................................................................        6
 Additional paid-in capital........................................................................................      217
 Retained earnings.................................................................................................      464
                                                                                                                      ------
     Total stockholders' equity....................................................................................      687
                                                                                                                      ------
     Total liabilities and stockholders' equity....................................................................   $3,549
                                                                                                                      ======

         The accompanying notes are an integral part of this statement

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                         COMBINED STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                                                             FOR THE
                                                                                           PERIOD FROM
                                                                                           JANUARY 1,       FOR THE
                                                                                             1996 TO      YEAR ENDED
                                                                                           AUGUST 12,    DECEMBER 31,
                                                                                              1996           1995
                                                                                          -------------  -------------
REVENUES................................................................................       $10,529        $11,854
OPERATING EXPENSES:
  Cost of services......................................................................         6,974          8,338
  Selling, general and administrative expenses..........................................         2,929          3,072
                                                                                               -------        -------
     Total operating expenses...........................................................         9,903         11,410
                                                                                               -------        -------
     Operating income...................................................................           626            444
INTEREST EXPENSE........................................................................          (129)          (184)
                                                                                               -------        -------
     Income before income taxes.........................................................           497            260
INCOME TAX BENEFIT......................................................................            --             18
                                                                                               -------        -------
NET INCOME..............................................................................       $   497        $   278
                                                                                               -------        -------
PRO FORMA DATA (UNAUDITED):
  Historical net income.................................................................       $   497        $   278
  Pro forma provision for income taxes..................................................           196            112
                                                                                               -------        -------
  Pro forma net income..................................................................       $   301        $   166
                                                                                               =======        =======


       The accompanying notes are an integral part of these statements.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS--EXCEPT SHARE DATA)

                                                                    COMMON STOCK
                                                        ------------------------------------
                                                                       TELESPECTRUM
                                                                         TRAINING
                                                        TELESPECTRUM,   SERVICES,             ADDITIONAL                TOTAL
                                                            INC.           INC.                PAID-IN    RETAINED  STOCKHOLDERS'
                                                           SHARES         SHARES     AMOUNT    CAPITAL    EARNINGS     EQUITY
                                                        -------------  ------------  -------  ----------  --------  -------------
BALANCE,
 JANUARY 1, 1995.....................................           3,000           200       $6        $217      $186         $  409
 Net income..........................................              --            --       --          --       278            278
                                                                -----           ---       --        ----      ----         ------
BALANCE,
 DECEMBER 31, 1995...................................           3,000           200        6         217       464            687
 Capital contribution................................              --            --       --         500        --            500
 Net income..........................................              --            --       --          --       497            497
                                                                -----           ---       --        ----      ----         ------
BALANCE,
 AUGUST 12, 1996.....................................           3,000           200       $6        $717      $961         $1,684
                                                                =====           ===       ==        ====      ====         ======


       The accompanying notes are an integral part of these statements.

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                                   FOR
                                                                                               THE PERIOD
                                                                                                  FROM
                                                                                               JANUARY 1,       FOR THE
                                                                                                 1996 TO      YEAR ENDED
                                                                                               AUGUST 12,    DECEMBER 31,
                                                                                                  1996           1995
                                                                                              -------------  -------------
OPERATING ACTIVITIES:
  Net income...............................................................................        $   497          $ 278
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities--
    Depreciation and amortization..........................................................            127            343
    Changes in operating assets and liabilities--
     Accounts receivable...................................................................         (1,193)          (679)
     Due from stockholder/officer..........................................................             --              1
     Prepaid expenses and other............................................................           (257)            (2)
     Other, net............................................................................             --           (114)
     Deferred revenue......................................................................             --           (205)
     Accounts payable and accrued liabilities..............................................          1,795            374
                                                                                                   -------          -----
       Net cash provided by (used in) operating activities.................................            969             (4)
                                                                                                   -------          -----
INVESTING ACTIVITIES:
  Purchases of property and equipment......................................................         (2,044)           (99)
                                                                                                   -------          -----
       Net cash used in investing activities...............................................         (2,044)           (99)
                                                                                                   -------          -----
FINANCING ACTIVITIES:
  Net borrowings on line of credit.........................................................          3,060            807
  Proceeds from notes payable..............................................................            500             --
  Principal payments on long-term debt and capital leases..................................         (1,844)          (852)
                                                                                                   -------          -----
       Net cash provided by (used in) financing activities.................................        $ 1,716            (45)
                                                                                                   -------          -----
NET (DECREASE) INCREASE IN CASH............................................................            641           (148)
CASH, BEGINNING OF PERIOD..................................................................             15            163
                                                                                                   -------          -----
CASH, END OF PERIOD........................................................................        $   656          $  15
                                                                                                   -------          -----
CASH PAID FOR:
  Interest.................................................................................        $   120          $ 182
                                                                                                   -------          -----
  Taxes....................................................................................        $    --          $  36
                                                                                                   =======          =====


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


   Revenue Recognition and Concentration of Credit Risk

     The Company recognizes revenues on programs as services are performed for the clients, generally based upon hours incurred. In 1995, the Company had one client that accounted for 12% of revenues and 15% of accounts receivable. For the period from January 1, 1996 to August 12, 1996, the Company had one client, which accounted for 25% of revenues.

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

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS


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

  At December 31, 1995, the benefit for income taxes for TeleSpectrum Training Services, Inc. is comprised of the following (in thousands):

     Current..........................................................  $  2
     Deferred.........................................................   (20)
                                                                        ----
             Total benefit............................................  $(18)
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

          TELESPECTRUM, INC. AND TELESPECTRUM TRAINING SERVICES INC.

2. PROPERTY AND EQUIPMENT:

                                                                                                        USEFUL      DECEMBER 31,
                                                                                                         LIVES          1995
                                                                                                      -----------  --------------
                                                                                                                   (IN THOUSANDS)
Telemarketing equipment.............................................................................          5-7        $   825
Furniture and office equipment......................................................................          3-5          1,221
Leasehold improvements..............................................................................         3-10             91
                                                                                                                         -------
                                                                                                                           2,137
 Less--Accumulated depreciation and amortization....................................................                      (1,480)
                                                                                                                         -------
                                                                                                                         $   657
                                                                                                                         =======

  Depreciation expense for the year ended December 31, 1995, and for the period from January 1, 1996 to August 12, 1996, was $343,000 and $127,000,
respectively.

3. LINE OF CREDIT:

  The Company entered into a new line of credit agreement in May 1996 (the. "new line") and used proceeds from the new line to pay down the amount owed under the existing line of credit (the "old line"). The amount available for borrowing under the new line is $4 million, with interest at the bank's prime rate. plus 1.5% (under the old line, interest, calculated as the bank's prime rate plus 2.5%, was 11% at December 31, 1995). At December 31, 1995, the balance of the old line was $1.35 million. Interest expense on borrowings under the old line amounted to $127,000 during 1995, and interest expense under the old and new lines amounted to $98,000 during the period from January 1, 1996 to August 12, 1996.

4. LONG-TERM DEBT:

                                                                                                                  DECEMBER 31,
                                                                                                                      1995
                                                                                                                ----------------
                                                                                                                 (IN THOUSANDS)
Note payable to bank (see Note 3), interest at the bank's prime rate plus 2%, monthly principal payments of $13,000 plus interest, maturing July 1996, collateralized by all assets of the
 Company; 80% guaranteed by the United States Small Business Administration; personally
 guaranteed by the Company's officers.........................................................................     $  91

Note payable to bank (see Note 3), interest at the bank's prime rate plus 2%, monthly principal payments of $13,000 plus interest, maturing July 1996, collateralized by all assets of the
 Company; 80% guaranteed by the United States Small Business Administration; personally
 guaranteed by the Company's officers.........................................................................        38

Note payable, interest at 15%, monthly principal and interest payments of $2,000, maturing
 October 1997, guaranteed by an officer of the Company........................................................       126
                                                                                                                   -----
Capitalized lease obligations (Note 5)........................................................................       255

 Less--Current portion........................................................................................      (198)
                                                                                                                   -----
                                                                                                                   $  57
                                                                                                                   =====

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To TeleSpectrum Worldwide Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of TeleSpectrum Worldwide Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
 February 5, 1999

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND FOR THE PERIOD FROM APRIL 26,
                     1996 (INCEPTION) TO DECEMBER 31, 1996

                                     Balance at April      Charged to     Charged to                       Balance at
                                         26, 1996           Cost and         Other                        December  31,
          Description                  (Inception)          Expenses       Accounts        Deductions         1996
          -----------                  -----------         ---------       ---------       ----------         ----
Allowance for doubtful accounts          $  --              $  542          $   --         $   (23)/1/       $  519

                                      Balance at        Charged to      Charged to                        Balance at
                                     December  31,       Cost and          Other                         December  31,
          Description                   1996             Expenses        Accounts          Deductions        1997
          -----------                   ----             --------        --------          ----------        ----
Allowance for doubtful accounts         $ 519             $  881         $   --            $  (431)/1/      $  969
Closed call center minimum lease
   commitment reserve                   $  --             $1,939                           $     0          $1,939
Closed call center severance reserve    $  --             $1,293         $   --            $(1,030)/2/      $  263

                                      Balance at        Charged to      Charged to                          Balance at
                                     December 31,        Cost and          Other                           December 31,
          Description                    1997            Expenses        Accounts            Deductions        1998
          -----------                    ----            --------       ---------            ----------        ----

Allowance for doubtful accounts         $  969            $2,325         $    --             $  (443)/1/      $2,851
Closed call center minimum lease                                         $    --
   commitment reserve                   $1,939            $  360                             $(1,490)/2/      $  809
Closed call center severance reserve    $  263            $  994         $    --             $(1,257)/2/      $   --

/1/  Write-off of amounts previously reserved.
/2/ Cash payments related to minimum lease commitments and employee severance for closed call centers