Form 10-Q
period 1999-03-31
TELESPECTRUM WORLDWIDE INC
filed 1999-05-11
CIK 1014960

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q




(Mark One)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                              Yes   X   No _____
                                  -----

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on May 4, 1999 was 25,843,248.

================================================================================

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


                               Table of Contents
                               -----------------

Item No.                                                                          Page
--------                                                                          ----
             PART I -- FINANCIAL INFORMATION

   1.        Financial Statements (unaudited):
              Condensed Consolidated Results of Operations
                For the Three Months Ended March 31, 1999 and
                For the Three Months Ended March 31, 1998                            3
              Condensed Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998                                 4
              Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 1999 and
                For the Three Months Ended March 31, 1998                            5
              Notes to Condensed Consolidated Financial Statements                   6

   2.         Management's Discussion and Analysis of Results of Operations         12
               and Financial Condition

              PART II - OTHER INFORMATION                                           20

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 Condensed Consolidated Results of Operations
                                  (Unaudited)
              (Dollars in Thousands -- Except Per Share Amounts)

                                                                           THREE MONTHS            THREE MONTHS
                                                                              ENDED                   ENDED
                                                                          MARCH 31, 1999          MARCH 31, 1998
                                                                          --------------          --------------
REVENUES                                                                  $       47,925          $       39,634
                                                                          --------------          --------------
Operating Expenses:
    Cost of services                                                              38,787                  42,764
    Selling, general and administrative                                            3,929                   6,565
    Amortization of goodwill                                                         295                     295
                                                                          --------------          --------------
          Total operating expenses                                                43,011                  49,624
                                                                          --------------          --------------
          Operating income (loss)                                                  4,914                  (9,990)

INTEREST EXPENSE, net                                                               (172)                   (805)
                                                                          --------------          --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                          4,742                 (10,795)

INCOME TAX BENEFIT                                                                     -                     247
                                                                          --------------          --------------
Income (loss) from Continuing Operations                                           4,742                 (10,548)

INCOME FROM DISCONTINUED OPERATIONS
                                                                                       -                     479
                                                                          --------------          --------------

NET INCOME (LOSS)                                                         $        4,742          $     $(10,069)
                                                                          ==============          ==============

BASIC EARNINGS (LOSS) PER SHARE (Note 4):
   CONTINUING OPERATIONS                                                  $         0.18          $     $ (0.42)
    DISCONTINUED OPERATIONS                                                            -                    0.02
                                                                          --------------          --------------
    NET INCOME (LOSS)                                                     $         0.18          $     $ (0.40)
                                                                          ==============          ==============

DILUTED EARNINGS (LOSS) PER SHARE (NOTE 4):

    CONTINUING OPERATIONS                                                 $         0.17          $       (0.42)

    DISCONTINUED OPERATIONS                                                            -          $         0.02
                                                                          --------------          --------------
    NET INCOME (LOSS)                                                     $         0.17          $        (0.40)
                                                                          ==============          ==============


           See Notes to Condensed Consolidated Financial Statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                (Dollars in Thousands -- Except  Share Amounts)

                                                                                        MARCH 31, 1999         DECEMBER 31, 1998
                                                                                        --------------         -----------------
                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                   $     520                 $     794
  Accounts receivable, net                                                                      47,949                    36,859
 Prepaid expenses and other                                                                      2,760                     2,307
                                                                                             ---------                 ---------
     Total current assets                                                                       51,229                    39,960
PROPERTY AND EQUIPMENT, net                                                                     36,255                    35,430
GOODWILL, net                                                                                   26,491                    26,786
OTHER ASSETS                                                                                     4,376                     1,513
                                                                                             ---------                 ---------
     Total assets                                                                            $ 118,351                 $ 103,689
                                                                                             =========                 =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Secured credit facility                                                                     $   6,665                 $      --
 Current maturities of long-term debt                                                              747                       820
 Cash overdraft                                                                                  3,581                     1,658
 Accounts payable                                                                                6,653                     7,058
 Accrued expenses                                                                                5,016                     3,784
 Accrued compensation                                                                            6,184                     5,081
 Deferred revenue                                                                                2,299                     2,512
 Other current liabilities                                                                       1,985                     2,345
                                                                                             ---------                 ---------
     Total current liabilities                                                                  33,130                    23,258
                                                                                             ---------                 ---------
Long-term Debt                                                                                   2,824                     2,876
                                                                                             ---------                 ---------
Other Noncurrent Liabilities                                                                       746                       987
                                                                                             ---------                 ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    No shares issued or outstanding                                                                 --                        --
 Common stock, $.01 par value, 200,000,000 shares authorized,
    25,842,948 and 25,771,449 shares issued and outstanding, respectively                          259                       258
 Additional paid-in capital                                                                    240,525                   240,176
 Deferred compensation                                                                            (316)                     (363)
 Accumulated deficit                                                                          (158,544)                 (163,286)
 Cumulative currency translation adjustment                                                       (273)                     (217)
                                                                                             ---------                 ---------
     Total stockholders' equity                                                                 81,651                    76,568
                                                                                             ---------                 ---------
     Total liabilities and stockholders' equity                                              $ 118,351                 $ 103,689
                                                                                             =========                 =========


           See Notes to Condensed Consolidated Financial Statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                     THREE MONTHS     THREE MONTHS
                                                                                         ENDED            ENDED
                                                                                    MARCH 31, 1999   MARCH 31, 1998
                                                                                    --------------   --------------
Cash Flows From Operating Activities:
 Net income (loss)                                                                        $  4,742         $(10,069)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                           2,238            1,981
     Amortization of goodwill                                                                  295              295
     Provision for bad debts                                                                   300               --
     Non-cash compensation                                                                      47              327
     Other items, net                                                                           --               79
     Changes in operating assets and liabilities-
       Accounts receivable                                                                 (11,390)           2,683
       Income tax receivable                                                                                  1,180
       Prepaid expenses and other                                                             (732)             218
       Accounts payable                                                                      1,073           (2,346)
       Accrued expenses                                                                      1,232             (485)
       Accrued compensation                                                                  1,103             (183)
       Deferred revenue                                                                       (213)            (153)
       Other liabilities                                                                      (400)           1,267
       Net operating activities of discontinued operations                                      --             (775)
                                                                                          --------         --------
          Net cash used in operating activities                                             (1,705)          (5,981)
                                                                                          --------         --------
Cash Flows From Investing Activities:
 Purchases of property and equipment                                                        (4,541)            (914)
 Payments of notes payable to seller and acquisition liabilities                              (257)            (228)
 Proceeds from sale of discontinued operations                                                  --           15,000
 Payments of deferred transaction costs                                                     (2,584)
 Net investing activities of discontinued operations                                            --             (275)
                                                                                          --------         --------
          Net cash provided by (used in) investing activities                               (7,382)          13,583
                                                                                          --------         --------
Cash Flows From Financing Activities:
 Net borrowings (payments) on secured credit facility                                        6,665           (7,115)
 Cash overdraft                                                                              1,923               --
 Borrowings of debt                                                                            117               --
 Payments of debt                                                                              (83)             (83)
 Payments of capital lease obligations                                                        (159)            (323)
 Proceeds from exercise of stock options and sale of common stock                              350               --
                                                                                          --------   --------------
          Net cash provided by (used in) financing activities                                8,813           (7,521)
                                                                                          --------         --------
Net increase (decrease) in cash and cash equivalents                                          (274)              81
Cash and cash equivalents, beginning of period                                                 794              774
                                                                                          --------         --------
Cash and cash equivalents, end of period                                                  $    520         $    855
                                                                                          ========         ========

           See Notes to Condensed Consolidated Financial Statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared by TeleSpectrum Worldwide Inc. and subsidiaries ("TeleSpectrum" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The December 31, 1998 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. There have been no material changes in accounting policies from those stated in the Company's Form 10-K for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

3.   RECENT DEVELOPMENTS


IDRC MERGER

On January 14, 1999, TeleSpectrum and International Data Response Corporation ("IDRC") entered into a merger agreement and on February 26, 1999 they amended the agreement. Under this agreement each of the holders of outstanding shares of IDRC common stock, options and warrants will be entitled to receive their pro rata portion of an aggregate of 9,200,000 shares of TeleSpectrum common stock and options and warrants exercisable for 3,000,000 shares of TeleSpectrum common stock. In addition, the IDRC preferred stock will be exchanged for $6,000,000 of cash, plus all accrued and unpaid dividends. The majority stockholders of IDRC will be required to invest their proceeds from the exchange of their IDRC preferred stock of $4,900,000 in a term note with the Company. This note will be payable in one year and bear interest at 10.0%. The excess of the total estimated purchase price over the fair market value of the net liabilities acquired will be amortized on a straight line basis over a period not to exceed 25 years. The merger will be accounted for as a purchase by TeleSpectrum pursuant to APB Opinion No. 16 "Business Combinations."

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

CRW MERGER

On September 3, 1998, TeleSpectrum and CRW entered into a merger agreement whereby each outstanding share of CRW common stock (6,917,521 shares as of March 31, 1999) will be exchanged for .709 of a share of TeleSpectrum common stock. In addition, each outstanding option (1,536,433 as of March 31, 1999) to purchase shares of CRW common stock will be exchanged for an option to purchase .709 of a share of TeleSpectrum common stock and the 678,000 warrants to purchase shares of TeleSpectrum common stock, owned by CRW, will be exchanged for 678,000 warrants to purchase TeleSpectrum common stock. The merger is expected to close in the second quarter of 1999. Immediately prior to the merger, CRW will not have any continuing business operations and its only asset will be 6,946,583 shares of TeleSpectrum common stock. For financial reporting purposes, TeleSpectrum will treat the exchange of shares of TeleSpectrum common stock for shares of CRW common stock as a treasury stock transaction. The transaction will not have an effect on TeleSpectrum's net income (loss) but will have an effect on its net income (loss) per share.

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

The table below sets forth the reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                        ---------
                                                                  1999             1998
                                                                  ----             ----
          Shares used in computing basic earnings (loss)
               Per share....................................     25,820           25,249
          Dilutive effect of options........................      2,720                -
                                                                 ------           ------
          Shares used in computing diluted earnings
               (loss) per share.............................     28,540           25,249
                                                                 ======           ======

5.   DISCONTINUED OPERATIONS

In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. As required by APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has accounted for the results of operations and net assets of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. The operating results for the three months ended March 31, 1998, and the net assets at March 31, 1998 have been restated to reflect discontinued operations.

In the first quarter of 1998, the Company sold substantially all of the assets and liabilities of the Market Research segment and the Direct Mail and Fulfillment segment for approximately $38,000,000 in cash, which resulted in a loss of approximately $907,000, which was recorded as of December 31, 1997. The Company used the proceeds from these sales to repay outstanding borrowings on the secured credit facility.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

The following table summarizes the operating results of the discontinued operations (in thousands):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                         1999          1998
                                                         ----          ----
     Revenues........................................  $    -        $4,189
     Operating expenses..............................       -         3,463
                                                                     ------

     Income before income taxes......................       -           726
     Income tax provision............................       -           247
                                                       ------        ------

     Income from discontinued operations.............       -        $  479
                                                       ======        ======

6.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (three years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of March 31, 1999, the Company believes that no revisions to the remaining useful life or write-downs are required for capitalized software development costs. At March 31, 1999, the Company has $943,000 of capitalized software development costs. General release is expected during the third quarter of 1999.

7.   SECURED CREDIT FACILITY

On April 14, 1998, the Company entered into a four-year Loan and Security Agreement, which provides for a $20,000,000 credit facility (the "Credit Facility"). Under the terms of the Credit Facility, the Company can borrow up to the lesser of $20,000,000 or an amount that is determined as 80% of the net eligible accounts receivable. The Company can elect at the time it makes borrowings to pay interest at prime plus 0.50% or at LIBOR plus 2.50% and pays a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available to the Company letters of credit at a fee of 1% per annum on the face amount of each letter of credit and in an aggregate amount not to exceed the lower of $1,500,000 or the amount available under the credit facility. Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility also contains various financial and non-financial covenants, including limitations on purchases of property and equipment, minimum working capital, net worth and current ratio requirements. At March 31, 1999 and December 31, 1998, the Company had $6,665,000 and no outstanding borrowings and $13,335,000 and $18,104,000 of available borrowings under the Credit Facility, respectively. For the three months ended March 31, 1999 and 1998, the weighted average interest rate on borrowings under the Credit Facility was 8.25% and 8.75% and the Company recorded interest expense under this facility of $90,000 and $504,000, respectively. The Credit Facility will be refinanced with the debt financing obtained in connection with the Company's merger with IDRC (see Note 3).

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


8.   SUPPLEMENTAL CASH FLOWS INFORMATION

The Company paid $118,000 and $545,000 of interest expense for the three months ended March 31, 1999 and 1998, respectively. The Company did not pay any income taxes during the three months ended March 31, 1999 and 1998.

9.   COMMITMENTS AND CONTINGENCIES

On March 18, 1998, the Company entered into an employment contract with its new Chairman of the Board, CEO and President which expires in March 2001. The contract provides for annual compensation of $200,000 per year, plus potential bonuses. The Company entered into a subscription agreement whereby this executive acquired 227,964 shares of the Company's common stock for $500,000 and was granted options to purchase 2,000,000 shares of common stock at $3.29 per share. The options will vest over three to five years with accelerated vesting for 500,000 options based on the achievement of certain performance objectives, as defined. The Company recorded compensation expense of $327,000, which represents the difference between the stock purchase price and the fair market value of the stock on the effective date of the stock subscription agreement. In addition, the Company will record compensation expense of $670,000 over the vesting period of the options to purchase 2,000,000 shares of common stock which represents the difference between the fair market value of the stock on the grant date and the option exercise price of $3.29.

In July 1998, the Company commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a/ NTC ("NTC"). The Company filed suit as part of its efforts to collect approximately $4,742,000 of accounts receivable for telemarketing services performed on behalf of NTC. NTC filed a counter suit against the Company alleging breach of contract and fraud. The Company believes that NTC's claims against the Company are without merit. On February 26, 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. In 1998, the Company established a reserve of approximately $2,100,000 of the accounts receivable amount due from NTC. Based on current facts and circumstances, the Company believes that this reserve is adequate, however, the Company cannot be certain that it will be successful in collecting the accounts receivable due from NTC.

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

The Company does not believe a significant credit risk exists at March 31, 1999. The Company had one client in the telecommunications industry which accounted for approximately 16% and 10% of total revenues for the three months ended March 31, 1999 and 1998, respectively, and 21% and 23% of total accounts receivable at March 31, 1999 and December 31, 1998, respectively. In addition, the Company had another client in the telecommunications industry which accounted for approximately 13% of total accounts receivable at December 31, 1998.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


11.  COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income (loss) and unrealized gains and losses from foreign currency translation. Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was $4,686,000 and $(10,046,000), respectively.

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

The deemed value for accounting purposes of the CRW Lender Warrants and the CRW Management Warrants is based upon the difference between $9.75 (35% discount to the initial public offering price) and the $1.50 warrant exercise price. The deemed value for accounting purposes of $18,749,000 is treated as additional purchase price consideration of the acquisitions of the Initial Operating Businesses.

The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $35,000. Total rent expense for the three months ended March 31, 1999 and 1998 was $120,000 and $112,000, respectively.

AFFINICORP USA, INC.

On September 25, 1998, the Company purchased 19.4% of the outstanding common stock of AffiniCorp USA, Inc. for $500,000. AffiniCorp develops and manages enhancement products for credit card issuers. The Company has entered into a relationship with AffiniCorp whereby the Company provides telemarketing services at its normal rates with six month extended payment terms. In addition, the Company provides telemarketing services at its normal rates and normal payment terms. Outstanding balances for telemarketing services under the six month extended terms are capped at $1,500,000. The Company has a security interest in the accounts receivable and certain other assets of AffiniCorp. As of March 31, 1999, the Company has $2,099,000 of accounts receivable from AffiniCorp recorded in current assets and a $500,000 investment recorded in other assets.

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

Business segment information is as follows (in thousands):

                                                                         MARCH 31,
                                                                         ---------
                                                                     1999       1998
                                                                   ---------  ---------
REVENUES
  Telemarketing................................................... $ 34,986   $ 28,131
  Customer Care...................................................   12,939     11,503
                                                                   --------   --------
    Total......................................................... $ 47,925   $ 39,634
                                                                   ========   ========
OPERATING INCOME (LOSS)
  Telemarketing................................................... $  6,398   $ (3,827)
  Customer Care...................................................    2,445        402
  Corporate.......................................................   (3,929)    (6,565)
                                                                   --------   --------
    Total......................................................... $  4,914   $ (9,990)
                                                                   ========   ========
TOTAL ASSETS
    Telemarketing................................................. $ 55,101   $ 47,832
    Customer Care.................................................   49,080     49,658
    Corporate.....................................................   14,170      6,889
                                                                   --------   --------
     Total continuing operations..................................  118,351    104,379
    Discontinued operations.......................................        -     23,093
                                                                   --------   --------
     Total........................................................ $118,351   $127,472
                                                                   ========   ========

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

RECENT DEVELOPMENTS

OVERVIEW

IDRC Merger Agreement

On January 14, 1999, we entered into a merger agreement with International Data Response Corporation ("IDRC") and its majority stockholders. This agreement was amended on February 26, 1999. Under this agreement, the holders of outstanding IDRC common stock and options will be entitled to receive their pro rata portion of an aggregate of 9.2 million shares and warrants exercisable for 3.0 million shares of our common stock. These warrants would be exercisable during the period between the first and seventh anniversaries of the completion of the merger at an exercise price of $8.988 per share. In addition, the IDRC preferred stock will be exchanged for $6.0 million in cash, plus all accrued and unpaid dividends. The majority stockholder of IDRC, McCown De Leeuw & Co. will be required to invest all of their proceeds from the exchange of their IDRC preferred stock, estimated at approximately $4.9 million, to purchase a term note from us. This note will be payable in one year and bear interest at 10.0%. We will account for the IDRC merger as a purchase by us pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations." We received a financing commitment for a new $135.0 million senior debt facility which will be used to replace our current facility and to refinance IDRC's current maturities of long-term debt, long-term debt and seller notes. If the IDRC merger is completed, we will incur debt issuance costs associated with this facility of approximately $4.2 million. We would amortize these costs over four years.
This debt facility will consist of three term notes in the aggregate of $86.0 million with maturities between 32 and 56 months and a revolving credit facility of $49.0 million due in 32 months. The debt facility allows for alternative interest rates. After three months, we can elect LIBOR plus a margin of 3.25% to 4.25%. The debt facility contains various financial and non-financial covenants, including minimum interest coverage, fixed charge coverage, minimum EBITDA, maximum leverage ratio and limitations on capital expenditures. We expect to complete the merger in the second quarter of 1999.

CRW Merger Agreement

On September 3, 1998, we entered into a merger agreement with CRW Financial, Inc. ("CRW"). This agreement was amended December 30, 1998. Under this agreement each outstanding share of CRW common stock will be exchanged for .709 of a share of TeleSpectrum common stock. In addition, each outstanding option to purchase shares of CRW common stock will be exchanged for an option to purchase .709 of a share of TeleSpectrum common stock. The warrants issued by CRW to purchase 0.7 million shares of our common stock owned by CRW will be unaffected by this merger. CRW does not have any continuing business operations and its only significant asset is 6.9 million shares of our common stock. For financial reporting purposes, we will treat the exchange of our shares of common stock for shares of CRW common stock as a treasury stock transaction.
The transaction will not have an effect on our net income or loss, but will have an effect on our net income or loss per share. We expect to complete the merger in the second quarter of 1999.

Litigation with NTC

In July 1998, we commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a NTC. We filed suit as part of our efforts to collect approximately $4.7 million of accounts receivable from telemarketing services performed on behalf of NTC. NTC filed a counter suit against us alleging breach of contract and fraud. We believe that NTC's claims against us are without merit. In February 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. We have reserved approximately $2.1 million of the accounts receivable due from NTC. We believe that our reserve is adequate, however, we cannot assure that we will be successful in collecting this receivable from NTC.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

The following discussions should be read in connection with the Consolidated Financial Statements contained within this report on Form 10Q.

Comparison of the results of operations for the three months ended March 31, 1999 to the three months ended March 31, 1998.

                                                                          RESULTS OF OPERATIONS
                                                                          (DOLLARS IN MILLIONS)
                                                 ------------------------------------------------------------------------
                                                   THREE MONTHS           AS A          THREE MONTHS           AS A
                                                       ENDED         PERCENTAGE OF          ENDED         PERCENTAGE OF
                                                  MARCH 31, 1999        REVENUES       MARCH 31, 1998        REVENUES
                                                 -----------------  ----------------  -----------------  ----------------
Revenues:
  Telemarketing................................         $35.0                73%            $ 28.1                71%
  Customer care................................          12.9                27               11.5                29
                                                        -----               ---             ------               ---
Total revenue..................................          47.9               100               39.6               100
Cost of services:
  Telemarketing................................          28.6                60               31.9                81
  Customer care................................          10.2                21               10.8                27
                                                        -----               ---             ------               ---
Total cost of services.........................          38.8                81               42.7               108

Total selling, general and administrative......           3.9                 8                6.6                16
Amortization of goodwill.......................           0.3                 1                0.3                 1
                                                        -----               ---             ------               ---
Total operating expenses.......................          43.0                90               49.6               125

Operating income (loss)........................           4.9                10              (10.0)              (25)

Interest expense...............................          (0.2)               --               (0.8)               (2)
                                                        -----               ---             ------               ---
Income (loss) before taxes.....................           4.7                10              (10.8)              (27)

Income tax benefit.............................            --                --                0.2                --
                                                        -----               ---             ------               ---
Income (loss) from continuing operations.......         $ 4.7                10             $(10.6)              (27)
                                                        =====               ===             ======               ===

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


REVENUES

Our total revenues for the three months ended March 31, 1999 were $47.9 million, representing an increase of 21% from $39.6 million for the three months ended March 31, 1998. This increase is primarily the result of increased fulfillment revenues and higher revenue per hour. Fulfillment services involve filling orders received through telemarketing.

Telemarketing Segment

Our telemarketing segment revenues were $35.0 million for the three months ended March 31, 1999. These revenues accounted for 73% of our total revenues and represent an increase of $6.9 million or 25% from telemarketing revenues of $28.1 million for the three months ended March 31, 1998. The increase in telemarketing revenues is primarily attributable to an increase in fulfillment revenues of $3.6 million provided via a third party, an increase in revenue per hour of $2.3 million and increased volume of $1.0 million. Services initiated for new clients totaled $7.4 million, and net new services totaled $5.0 million offset by lost clients of $9.1 million. Approximately 22% of telemarketing revenues for the three months ended March 31, 1999 was generated by services provided on behalf of a client in the telecommunications industry.

Customer Care Segment

Our customer care segment revenues were $12.9 million for the three months ended March 31, 1999. These revenues accounted for 27% of our total revenues and increased by $1.4 million or 12% from the three months ended March 31, 1998. Of this increase, $1.9 million was the result of services initiated for new clients, offset by $0.5 million for lost clients.

COST OF SERVICES

Our cost of services were $38.8 million for the three months ended March 31, 1999, a decrease of $3.9 million or 9% from cost of services of $42.7 million for the three months ended March 31, 1998. As a percentage of total revenues, cost of services were 81% and 108% for the three months ended March 31, 1999 and 1998, respectively.

Telemarketing Segment

Our telemarketing segment cost of services for the three months ended March 31, 1999 were 82% of telemarketing revenues and decreased by $3.3 million or 10% from the three months ended March 31, 1998. Cost of services for the three months ended March 31, 1998 were 114% of telemarketing revenues. The decrease in cost of services is attributable to higher capacity utilization, operational efficiencies and increased revenue per hour.

Customer Care Segment

Our customer care segment cost of services accounted for 79% of our customer care revenues for the three months ended March 31, 1999 and decreased by $0.6 million or 6% from the three months ended March 31, 1998. The decrease in cost of services is attributable to operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses were $3.9 million for the three months ended March 31, 1999, a decrease of $2.7 million or 41% from the three months ended March 31, 1998. As of percentage of total revenue, SG&A expenses were 8% and 16% for the three months ended March 31, 1999 and 1998, respectively. The decrease in SG&A expenses is attributable to severance and other one time expenses included in the three months ended March 31, 1998 and continuing corporate overhead reductions.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

AMORTIZATION OF GOODWILL

Our goodwill amortization was $0.3 million, representing 1% of total revenues for the three months ended March 31, 1999 and 1998.

INTEREST EXPENSE

We incurred interest expense of $0.2 million for the three months ended March 31, 1999 which represented a decrease of $0.6 million from the three months ended March 31, 1998. This decrease in interest expense is due to reduced borrowings under our credit facility during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

INCOME TAX BENEFIT

The income tax benefit from continuing operations for the three months ended March 31, 1998 represents the offset of the provision for income taxes for discontinued operations.

INCOME FROM DISCONTINUED OPERATIONS

In January 1998 the Company sold its former Market Research Segment business and in March 1998 the Company consummated the sale of its former Direct Mail and Fulfillment Segment business. For the three months ended March 31, 1998, the Company has accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for the three months ended March 31, 1998 amounted to $0.5 million (net of tax).

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES


DOLLARS IN MILLIONS                                                        THREE MONTHS ENDED    THREE MONTHS ENDED
CASH FLOWS PROVIDED BY (USED IN):                                            MARCH 31, 1999        MARCH 31, 1998
---------------------------------                                         --------------------  --------------------
Operating Activities....................................................          (1,705)               (5,981)
Investing Activities....................................................          (7,382)               13,583
Financing Activities....................................................           8,813                (7,521)

For the three months ended March 31, 1999

The $1.7 million of cash used in operating activities consisted of $4.7 million of net income and non cash items including depreciation and amortization of $2.9 million, offset by working capital requirements including a significant increase in accounts receivable of $11.4 million.

The $7.4 million of cash used in investing activities primarily consisted of $4.5 million of purchases of property and equipment attributed to maintaining and enhancing our technology platforms. In addition, $2.6 million consisted of deferred transaction cost payments related to the IDRC and CRW mergers.

The $8.8 million of net cash provided by financing activities primarily consisted of $6.7 million of net borrowings under our secured credit facility. In addition, our cash overdraft increased $1.9 million.

On April 14, 1998, we entered into a four-year Loan and Security Agreement with Mellon Bank N.A. ("Mellon"), which provides for a $20.0 million credit facility (the "Credit Facility"). Under the terms of the Credit Facility, we can borrow up to the lesser of $20.0 million or an amount that is determined as 80% of the net eligible accounts receivable. We can elect at the time of our borrowings to pay interest at prime plus 0.50% or at LIBOR plus 2.50% and will pay a commitment fee of 0.375% on the unused borrowing capacity. The Credit Facility also makes available letters of credit at a fee of 1% per annum on the face amount of each letter of credit and in an aggregate amount not to exceed the lower of $1.5 million or the amount available under the Credit Facility. Borrowings under the Credit Facility are collaterlized by substantially all of our assets. The Credit Facility also contains various financial and non-financial covenants. At March 31, 1999, we had $6.7 million outstanding and $13.3 million available under the Credit Facility.

We believe that our existing cash balances, and borrowings available under our Credit Facility will be sufficient to meet our operating and capital needs into 2000. The amount of future capital expenditures will be highly dependent on future revenue growth.

On January 14, 1999, we entered into a merger agreement with IDRC. In connection with the merger agreement, we received a financing commitment for a new $135.0 million senior debt facility which will be used to replace our current credit facility and to refinance IDRC's debt. Should the merger close, we believe that our existing cash balances and borrowings available under the new $135.0 million senior debt facility will be sufficient to meet our combined operating and capital needs into 2000.

For the three months ended March 31, 1998


The $6.0 million of cash used in operating activities consisted of $5.2 million used in continuing operations and $0.8 million used in discontinued operations. Our net loss of $10.1 million was reduced by non-cash items including depreciation and amortization, and a decrease in working capital requirements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


The $13.6 million of cash provided by investing activities primarily consisted of $15.0 million of proceeds from the sale of the Market Research Segment, primarily offset by $0.9 million of purchases of property and equipment.

The $7.5 million of net cash used in financing activities primarily consisted of $7.1 million of net payments under our secured credit facility and $0.4 million of other debt payments.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


YEAR 2000 ISSUE


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

Costs to Address the Year 2000 Issue. Our current cost estimate to become Year 2000 compliant is $1,500,000 in 1999, of which approximately 40% will be for outside consultants and 60% will be for internal resources which have been or will be reallocated from other projects. Many of our systems that require Year 2000 remediation or replacement are also simultaneously receiving performance upgrades or feature enhancements. Our current cost estimate does not include costs related to these upgrades or enhancements, as the decision to upgrade or enhance these systems was not based on Year 2000 compliance and the timing of these upgrades and enhancements has not been accelerated as a result of becoming Year 2000 compliant. Our policy is to expense the costs incurred to become Year 2000 compliant in accordance with EIFT 96-14. To date, the financial impact of remediation expenses has not been material, and we do not expect future remediation costs to be material to our consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to borrowings under our secured credit facility. The secured credit facility bears interest at prime plus 0.50% or of LIBOR plus 2.50% (8.25% and 7.44% at March 31, 1999, respectively). We typically use available cash in excess of amounts required for operating activities to pay amounts due under the secured credit facility. Accordingly, we have not had a significant level of funds available for investment purposes. Interest rate fluctuations have not had a significant effect on our results of operations. We do not use derivative financial instruments in our operations.

Foreign Currency Risk

We do not use foreign currency exchange contracts or purchase currency options to hedge local currency cash flows. We have subsidiaries in Canada and the United Kingdom, which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these subsidiaries from local currencies to U.S. dollars affects year-over-year comparability of our operating results. Gains and losses on translation are recorded as a separate component of stockholders' equity. The foreign subsidiaries are limited in their operations and the level of investment by the parent company so that the risk of foreign currency fluctuations is not expected to be material.


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

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

     ITEM 2.  CHANGES IN SECURITIES

              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

     Item 4.  Submission of Matters to a Vote of Security Holders

              None

     ITEM 5.  OTHER INFORMATION

              On April 15, 1999, our Chief Financial Officer, Richard C. Schwenk, Jr. resigned from his employment with TeleSpectrum. As previously announced, upon completion of the IDRC merger, Paul J. Grinberg is expected to become our Chief Financial Officer. Keith
              E. Alessi, our Chairman, President and Chief Executive Officer will also serve as Interim Chief Financial Officer until such time.

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

                    27.01  Financial Data Schedule.

              (b)   FORM 8-K

                    The Company filed a Current Report on Form 8-K with the Commission on January 26,1999.



SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TeleSpectrum Worldwide Inc.
                                   ---------------------------------------------
                                                  (Registrant)


     Date: May 4, 1999             /s/ Keith E. Alessi
           -----------             ---------------------------------------------
                                                  Keith E. Alessi
                                             TeleSpectrum Worldwide Inc.
                                   Chairman, President & Chief Financial Officer