Form 10-Q
period 1999-06-30
TELESPECTRUM WORLDWIDE INC
filed 1999-08-05
CIK 1014960

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q




(Mark One)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on August 2, 1999 was 32,574,917.

                 TeleSpectrum Worldwide Inc. and Subsidiaries


                               Table of Contents
                               -----------------

Item No.                                                                                               Page
-----------                                                                                         ----------
                                        PART I -- FINANCIAL INFORMATION
   1.        Financial Statements (unaudited):
             Condensed Consolidated Results of Operations
               For the Three Months Ended June 30, 1999 and
               For the Three Months Ended June 30, 1998.............................................           3
             Condensed Consolidated Results of Operations
               For the Six Months Ended June 30, 1999 and
               For the Six Months Ended June 30, 1998...............................................           4
             Condensed Consolidated Balance Sheets as of
               June 30, 1999 and December 31, 1998..................................................           5
             Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 1999 and
               For the Six Months Ended June 30, 1998...............................................           6
             Notes to Condensed Consolidated Financial Statements...................................           7

   2.        Management's Discussion and Analysis of Results of Operations
               and Financial Condition..............................................................          13

             PART II  OTHER INFORMATION.............................................................          20

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 Condensed Consolidated Results of Operations
                                  (Unaudited)
              (Dollars in Thousands -- Except Per Share Amounts)

                                                                                     THREE MONTHS ENDED
                                                                      ----------------------------------------------
                                                                          June 30, 1999           JUNE 30, 1998
                                                                      ----------------------  ----------------------
REVENUES                                                                            $46,615                 $40,281
                                                                                    -------                 -------
OPERATING EXPENSES:
 COST OF SERVICES                                                                    38,038                  37,462
 SELLING, GENERAL AND ADMINISTRATIVE                                                  8,479                   5,035
 AMORTIZATION OF GOODWILL                                                               294                     295
                                                                                    -------                 -------
     TOTAL OPERATING EXPENSES                                                        46,811                  42,792
                                                                                    -------                 -------
     OPERATING LOSS                                                                    (196)                 (2,511)
INTEREST EXPENSE, NET                                                                  (744)                   (128)
                                                                                    -------                 -------
LOSS FROM OPERATIONS
      BEFORE INCOME TAXES                                                              (940)                 (2,639)
INCOME TAXES
NET LOSS                                                                            $  (940)                $(2,639)
                                                                                    =======                 =======

BASIC AND DILUTED LOSS PER SHARE (NOTE 4)                                            $(0.04)                 $(0.10)
                                                                                    =======                 =======



           See Notes to Condensed Consolidated Financial Statments.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)

                                                                                     SIX MONTHS ENDED
                                                                      ----------------------------------------------
                                                                          June 30, 1999           JUNE 30, 1998
                                                                      ----------------------  ----------------------
REVENUES                                                                            $94,540                $ 79,915
                                                                                    -------                --------
OPERATING EXPENSES:
    COST OF SERVICES                                                                 76,825                  80,226
    SELLING, GENERAL AND ADMINISTRATIVE                                              12,408                  11,600
    GOODWILL AMORTIZATION                                                               589                     590
                                                                                    -------                --------
          TOTAL OPERATING EXPENSES                                                   89,822                  92,416
                                                                                    -------                --------
          OPERATING INCOME (LOSS)                                                     4,718                 (12,501)
INTEREST EXPENSE, NET                                                                  (916)                   (933)
                                                                                    -------                --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                             3,802                 (13,434)
INCOME TAX BENEFIT                                                                        -                     247
                                                                                    -------                --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                              3,802                 (13,187)

INCOME FROM DISCONTINUED OPERATIONS                                                       -                       -
                                                                                    -------                --------
                                                                                          -                     479
                                                                                    -------                --------
NET INCOME (LOSS)                                                                   $ 3,802                $(12,708)
                                                                                    =======                ========

BASIC EARNINGS (LOSS) PER SHARE (NOTE 4):
    CONTINUING OPERATIONS                                                           $  0.15                $  (0.52)
    DISCONTINUED OPERATIONS                                                               -                    0.02
                                                                                    -------                --------
    NET INCOME (LOSS)                                                               $  0.15                $  (0.50)
                                                                                    =======                ========
DILUTED EARNINGS (LOSS) PER SHARE (NOTE 4):
                                                                                    $  0.14                $  (0.52)
    CONTINUING OPERATIONS                                                                 -                    0.02
    DISCONTINUED OPERATIONS                                                         =======                --------
                                                                                    $  0.14                $  (0.50)
    NET INCOME (LOSS)                                                               =======                ========



           See Notes to Condensed Consolidated Financial Statments.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS -- EXCEPT  SHARE AMOUNTS)


                                                                        JUNE 30, 1999          DECEMBER 31, 1998
                                                                    ----------------------  ------------------------
                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                      $   8,586                 $     794
 Accounts receivable, net                                                          69,719                    36,859
 Prepaid expenses and other                                                         7,075                     2,307
                                                                                ---------                 ---------
     Total current assets                                                          85,380                    39,960
PROPERTY AND EQUIPMENT, NET                                                        57,561                    35,430
GOODWILL AND OTHER INTANGIBLES, NET                                               175,173                    26,786
OTHER ASSETS                                                                        6,501                     1,513
                                                                                ---------                 ---------
     TOTAL ASSETS                                                               $ 324,615                 $ 103,689
                                                                                =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt                                           $   7,813                 $     820
 Cash overdraft                                                                         -                     1,658
 Accounts payable                                                                  12,394                     7,058
 Accrued telecom                                                                    4,604                       969
 Accrued expenses                                                                  21,136                     2,815
 Accrued compensation                                                              12,832                     5,081
 Deferred revenue                                                                   2,049                     2,512
 Other current liabilities                                                            249                     2,345
                                                                                ---------                 ---------
     Total current liabilities                                                     61,077                    23,258

LONG-TERM DEBT                                                                    119,371                     2,876
                                                                                ---------                 ---------
OTHER NONCURRENT LIABILITIES                                                        1,407                       987
                                                                                ---------                 ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
   no shares issued or outstanding                                                      -                         -
  Common stock, $.01 par value, 200,000,000 shares authorized,
   39,507,901 shares issued and 32,561,318 shares outstanding, at
   June 30, 1999, and 25,771,449 shares issued and outstanding at
   December 31, 1998                                                                  395                       258
  Additional paid-in capital                                                      344,431                   240,176
  Common stock purchase warrants                                                    7,840
  Accumulated deficit                                                            (159,484)                 (163,286)
  Treasury stock, 6,946,583 shares at cost                                        (48,810)
  Due from stockholders'                                                             (952)
  Deferred compensation                                                              (265)                     (363)
  Cumulative currency translation adjustment                                         (395)                     (217)
                                                                                ---------                 ---------
     Total stockholders' equity                                                   142,760                    76,568
                                                                                ---------                 ---------
     Total liabilities and stockholders' equity                                 $ 324,615                 $ 103,689
                                                                                =========                 =========

           See Notes to Condensed Consolidated Financial Statments.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                      SIX MONTHS ENDED
                                                                             ---------------------------------
                                                                              June 30, 1999      JUNE 30, 1998
                                                                              -------------      -------------
Cash Flows From Operating Activities:
 Net income (loss)                                                                  $   3,802    $(12,708)
 Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                                      4,496       3,424
     Amortization of goodwill                                                             589         590
     Provision for bad debts                                                            3,300       2,321
     Non-cash compensation                                                                218         326
     Other items, net                                                                     500         641
     Changes in operating assets and liabilities net of acquisitions:
       Accounts receivable                                                             (7,241)      1,572
       Income tax receivable                                                                -       1,180
       Prepaid expenses and other                                                      (2,046)      1,453
       Accounts payable                                                                  (900)     (1,531)
       Accrued telecom                                                                    136         (94)
       Accrued expenses                                                                 1,426      (2,183)
       Accrued compensation                                                             2,206      (1,501)
       Deferred revenue                                                                  (527)       (153)
       Other liabilities                                                                 (449)     (1,232)
       Net operating activities of discontinued operations                                  -        (433)
                                                                                    ---------    --------
          Net cash provided by (used in) operating activities                           5,510      (8,328)
                                                                                    ---------    --------
Cash Flows From Investing Activities:
 Purchases of property and equipment                                                   (7,213)     (1,514)
 Proceeds from sales of business                                                            -      38,048
 Net cash acquired in mergers                                                             762
 Net investing activities of discontinued operations                                        -        (275)
 Payments of notes to sellers and acquisition liabilities                                (470)       (303)
                                                                                    ---------    --------
  Net cash provided by (used in) investing activities                                  (6,921)     35,956
                                                                                    ---------    --------
Cash Flows From Financing Activities:
 Net repayments on secured credit facility                                                  -     (29,000)
 Net payments of long term debt                                                          (362)       (839)
 Proceeds from exercise of stock options and sale of common stock                         362       1,437
 Debt issuance costs                                                                   (4,604)          -
 Cash overdraft                                                                        (1,658)          -
 Net borrowings related to merger                                                     118,596           -
 Net paydowns related to merger                                                      (102,940)          -
 Payment for treasury stock                                                              (191)          -
                                                                                    ---------    --------
          Net cash provided by (used in) financing activities                           9,203     (28,402)
                                                                                    ---------    --------
Net increase (decrease) in cash and cash equivalents                                    7,792        (774)
Cash and cash equivalents, beginning of period                                            794         774
                                                                                    ---------    --------
Cash and cash equivalents, end of period                                            $   8,586    $      -
                                                                                    =========   =========

           See Notes to Condensed Consolidated Financial Statments.

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

3.  MERGERS

IDRC Merger

On January 14, 1999, TeleSpectrum and International Data Response Corporation ("IDRC") entered into a merger agreement which was amended on February 26, 1999 and May 13, 1999 and consummated on June 30, 1999. Under this agreement each of the holders of outstanding shares of IDRC common stock, options and warrants to purchase IDRC common stock were entitled to receive their pro rata portion of an aggregate of 9,200,000 shares of TeleSpectrum common stock and warrants exercisable for 2,500,000 shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6,000,000 of cash, plus all accrued and unpaid dividends of $1,400,000. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4,873,000 for a term note with the Company. This note is payable in one year and bears interest at 10.0%. The merger was accounted for as a purchase and, accordingly, the net tangible liabilities of IDRC have been included in the consolidated financial statements as of June 30, 1999.

The total purchase price of IDRC was $64,486,000 which consisted of (in thousands):

 Issuance of 8,269,101 shares of TeleSpectrum common stock, valued at $7.119 per share, with 6,449,349 shares discounted
  10% due to lock up and escrow restrictions of twelve and fifteen months................................................  $ 54,275
 Issuance of options to purchase  930,899 shares of TeleSpectrum common stock, valued at between $2.300 and $5.320 per option with an average value of $5.141 (all options are discounted 10% due to lock up and escrow restrictions of
  twelve and fifteen months).............................................................................................     4,307
 Issuance of warrants to purchase 2,247,038 shares of TeleSpectrum common stock, valued at $3.136 per warrant............     7,047
 Issuance of warrants to purchase 252,962 shares of TeleSpectrum common stock, valued at $3.136 per warrant, to IDRC
  option holders.........................................................................................................       793
 Issuance of a term note to IDRC majority stockholders...................................................................     4,873
 Cash payment to certain IDRC Preferred stockholders.....................................................................     2,527
 Value of shares and options held in escrow..............................................................................   (10,778)
 Transaction costs.......................................................................................................     1,442
                                                                                                                           --------
Total purchase price.....................................................................................................  $ 64,486
                                                                                                                           ========

                 TeleSpectrum Worldwide Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements(continued)
                                  (unaudited)

Based on a preliminary allocation of the purchase price, the application of the purchase method resulted in approximately $148,978,000 in excess purchase price over the estimated fair value of the net tangible liabilities acquired of $84,492,000, which includes accruals by IDRC in the second quarter related to closed centers and bad debt reserves. A preliminary analysis completed by TeleSpectrum, resulted in the excess purchase price being assigned to intangible assets consisting of $1,002,000 for assembled workforce, $14,079,000 for customer relationships, and $133,897,000 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 7 years for assembled workforce, 15 years for customer relationships and 25 years for goodwill.

The Company plans to consolidate certain facilities and departments in the third and fourth quarter of 1999 and has estimated the costs of non-cancellable lease commitments and severance of $2,248,000. This liability is reflected in the net
tangible liabilities acquired.   Upon completion of the integration any
adjustments to the original estimates will be reflected in purchase price.

Of the shares of TeleSpectrum common stock issuable to the holders of IDRC common stock and options, an aggregate 1,730,977 shares/options were placed in escrow, as required by the merger agreement, to secure the indemnification obligations of the IDRC security holders to TeleSpectrum. The term of the escrow is for 15 months and is governed by an indemnity escrow agreement. These shares represent "contingent consideration" and in accordance with APB No. 16 will not be reflected as part of the purchase price until the contingency is determinable. At closing IDRC had a contingent liability related to a claim by certain of its shareholders. On July 19, 1999, this claim was settled for $1,907,000 and will initially result in 275,153 shares being released from the escrow to satisfy this claim.

CRW MERGER

On June 30, 1999, TeleSpectrum and CRW completed a merger agreement whereby each outstanding share of CRW common stock (7,296,454 shares) was exchanged for 5,173,186 shares of TeleSpectrum common stock valued at $38,799,000. In addition, each outstanding CRW option/warrant to purchase shares of CRW common stock was exchanged for an option to purchase 1,499,079 shares of TeleSpectrum common stock valued at $9,820,000. Transaction costs related to this transaction amounted to $191,000. For financial reporting purposes, the Company treated the exchange of shares of TeleSpectrum common stock for shares of CRW common stock as a treasury stock transaction. The transaction did not have an effect on TeleSpectrum net income (loss) but did effect its net income
(loss) per share.

PROFORMA MERGER SUMMARY

The following unaudited pro forma summary combines the consolidated results of operations of TeleSpectrum, IDRC and CRW as if the mergers had occurred on January 1, 1998 after giving effect to certain adjustments including amortization of the purchase price in excess of net tangible liabilities acquired, interest expense, a reduction in officer compensation expense, consulting fees, and center fixed operating costs (rent, utilities, phones, and call center management salaries/benefits) on centers shut down in accordance with the merger agreement. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if TeleSpectrum, IDRC and CRW had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future.

                                  SIX MONTHS ENDED JUNE 30,
                                  -------------------------
                            (in thousands, except per share data)

                                     1999       1998
                                   ---------  ---------
Net revenues                       $170,487   $164,136
Loss from continuing operations     (23,077)   (16,212)
Net loss per common share          $  (0.70)  $  (0.53)

4. EARNINGS PER SHARE

The Company has adopted SFAS No. 128 "Earnings Per Share" which requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements(continued)
                                  (unaudited)



The table below sets forth the reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             June 30,                   JUNE 30,
                                             ------------------------------------  ----------------
                                                    1999               1998         1999     1998
                                             ------------------  ----------------  ------  --------
Shares used in computing basic earnings
    (loss) per share                                     25,861            25,480  25,803    25,365
Dilutive effect of options and warrants                       -                 -   2,287         -
                                                         ------            ------  ------  --------

Shares used in computing diluted earnings
    (loss) per share                                     25,861            25,480  28,090    25,365
                                                         ======            ======  ======  ========

5. Discontinued Operations

In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. As required by APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has accounted for the results of operations and net assets of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. The operating results for the six months ended June 30, 1998, and the net assets at June 30, 1998 have been restated to reflect discontinued operations.

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

The following table summarizes the operating results of the discontinued operations (in thousands):

                                                                    SIX MONTHS ENDED
                                                                       June 30,
                                                               -------------------------
                                                               1999                 1998
                                                               ----                 ----
Revenues........................................               $   -              $4,189
Operating expenses..............................                   -               3,463
                                                                                 -------
Income before income taxes......................                   -                 726
Income tax provision............................                   -                 247
                                                               -----             -------
Income from discontinued operations.............               $   -                $479
                                                               =====             =======

6. Capitalized Software Development Costs

During 1998 the Company began a software development project and capitalized the costs incurred thereon, totaling approximately $1,216,000 through June 30, 1999, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". During the quarter ended June 30, 1999, the Company determined that the software being developed in this project will not be marketed externally and will only be used for internal purposes.
The Company is continuing to capitalize costs related to this project in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Upon the completion of the project, scheduled for the end of 1999, these software development costs will be amortized on a straight line basis over the estimated useful life of three years.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements(continued)
                                  (unaudited)

7.  Secured Credit Facility

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $4.7 million which are being amortized on a straight line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which $.4 million was outstanding at June 30, 1999. At June 30, 1999, the Company had $28.6 million in outstanding borrowings and $16.4 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $2.0 million for the remainder of 1999, $8.0 million in 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.3 million for the remainder of 1999, 2000 and 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.3 million for the remainder of 1999, $0.4 million in 2000 and 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.8% or LIBOR plus 3.3% for the Term A and working capital revolver facilities; prime plus 2.3% or LIBOR plus 3.8% for the Term B facility and prime plus 2.8% or LIBOR plus 4.3% for the Term C facility. At June 30, 1999, the weighted average interest rate payable under the Credit Facilities was 10.0%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating to $9.7 million. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the six months ended June 30, 1999 and 1998, the weighted average interest rate on borrowings under the Secured Credit Facility was 8.3% and 8.9% and the Company recorded interest expense of $0.8 million and $0.7 million, respectively.


8. SUPPLEMENTAL CASH FLOWS INFORMATION

The Company paid $765,000 and $228,000 of interest expense for the three months ended June 30, 1999 and 1998, and $883,000 and $773,000 for the six months ended June 30, 1999 and 1998, respectively. The Company did not pay any income taxes during the three and six months ended June 30, 1999 and 1998.

On June 30, 1999, TeleSpectrum and CRW completed a merger. As discussed in Note 3, the merger was accounted for as a treasury stock transaction and, accordingly, did not impact cash except for transaction costs of approximately $191,000.

In connection with the merger of IDRC at June 30, 1999, the net noncash assets acquired were $64,534,000, which is the result of the issuance of stock, options and warrants, redemption of preferred stock, paydown of certain notes and transaction costs less cash received in the merger of $762,000.

9. COMMITMENTS AND CONTINGENCIES

On March 18, 1998, the Company entered into an employment contract with its CEO and President which expires in March 2001. The contract provides for annual compensation of $200,000 per year, plus potential bonuses. The Company entered into a subscription agreement whereby this executive acquired 227,964 shares of the Company's common stock for $500,000 and was granted options to purchase 2,000,000 shares of common stock at $3.29 per share. The options will vest over three to five years with accelerated vesting for 500,000 options based on the achievement of certain performance objectives, as defined. The Company recorded compensation expense of $327,000, which represents the difference between the stock purchase price and the fair market value of the stock on the effective date of the stock subscription agreement. In addition, the Company will record compensation expense of $670,000 over the vesting period of the options to purchase 2,000,000 shares of common stock which represents the difference between the fair market value of the stock on the grant date and the option exercise price of $3.29.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements(continued)
                                  (unaudited)

In July 1998, the Company commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a/ NTC ("NTC"). The Company filed suit as part of its efforts to collect approximately $4,742,000 of accounts receivable for telemarketing services performed on behalf of NTC. NTC filed a counter suit against the Company alleging breach of contract and fraud. The Company believes that NTC's claims against the Company are without merit. On February 26, 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code.
As of June 30, 1999, all amounts due from NTC have been reserved.

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

The Company does not believe a significant credit risk exists at June 30, 1999. The following table summarizes those customers with revenue or accounts receivable in excess of 10% of total revenue for the three and six months ended June 30, 1999 and 1998 or total receivables as of June 30, 1999 and 1998, respectively:

                             Revenues
                  ---------------------------------      Accounts
                  3 months ended     6 months ended     Receivable
                     June 30,           June 30,         June 30,
                  --------------  -----------------   ---------------
                  1999      1998  1999         1998   1999       1998
                  ----      ----  ----         ----   ----       ----
CUSTOMER 1          12%        -    14%           -     10%        19%
CUSTOMER 2           -         -     -            -     12%         -
CUSTOMER 3           -        11%    -            -      -          -
CUSTOMER 4           -        10%    -            -      -          -

11. Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income
(loss) and unrealized gains and losses from foreign currency translation. Total comprehensive income (loss) for the three months ended June 30, 1999 and 1998 was $(1,062,000) and $(2,648,000), respectively, and for the six months ended June 30, 1999 and 1998 was $3,624,000 and $(12,694,000), respectively.

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

The deemed value for accounting purposes of the CRW Lender Warrants and the CRW Management Warrants was based upon the difference between $9.75 (35% discount to the initial public offering price) and the $1.50 warrant exercise price. The deemed value for accounting purposes of $18,749,000 was treated as additional purchase price consideration of the acquisitions of the Initial Operating
Businesses.   As discussed in Note 3, CRW was merged with TeleSpectrum effective
June 30, 1999.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements(continued)
                                  (unaudited)

The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $35,000. Total rent expense for the six months ended June 30, 1999 and 1998 was $279,000 and $227,000, respectively.

AFFINICORP USA, INC.

On September 25, 1998, the Company purchased 19.4% of the outstanding common stock of AffiniCorp USA, Inc. ("AffiniCorp") for $500,000. AffiniCorp develops and manages enhancement products for credit card issuers. The Company has entered into a relationship with AffiniCorp whereby the Company provides telemarketing services at its normal rates with six month extended payment terms. In addition, the Company provides certain telemarketing services at its normal rates and normal payment terms. Outstanding balances for telemarketing services under the six month extended terms are capped at $1,500,000. The Company has a security interest in the accounts receivable. As of June 30, 1999, the Company has $3,307,000 of accounts receivable from AffiniCorp recorded in current assets. Based upon the receivable collateral position and future business developments for AffiniCorp, the Company has concluded that the receivable balance is realizable, however, the Company will continue to evaluate whether later events or circumstances occur that would cause the receivable to not be realizable. During the second quarter of 1999, the Company wrote off the $500,000 investment.

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

Business segment information is as follows (in thousands):

                                                      THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                          June 30,                                    June 30,
                                            ----------------------------------------  ----------------------------------------
                                                   1999                 1998                 1999                 1998
                                            -------------------  -------------------  -------------------  -------------------
REVENUES
  Telemarketing  .........................             $33,833              $29,607             $ 68,819             $ 57,738
  Customer Care  .........................              12,782               10,674               25,721               22,177
                                                       -------              -------             --------             --------
    Total.................................             $46,615              $40,281             $ 94,540             $ 79,915
                                                       =======              =======             ========             ========
OPERATING INCOME (LOSS)
  Telemarketing  .........................             $ 6,486              $ 2,544             $ 12,884             $( 1,283)
  Customer Care  .........................               1,797                  (20)               4,242                  382
  Corporate  .............................              (8,479)              (5,035)             (12,408)             (11,600)
                                                       -------              -------             --------             --------
    Total.................................             $  (196)             $(2,511)            $  4,718             $(12,501)
                                                       =======              =======             ========             ========
TOTAL ASSETS
                                                           AS OF JUNE 30,
                                             --------------------------------------
                                                    1999                1998
                                             ------------------  ------------------
    Telemarketing..........................            $146,203             $44,124
    Customer Care..........................              77,625              47,821
    Corporate..............................             100,787               7,555
                                                       --------             -------
                                                       $324,615             $99,500
                                                       ========             =======

                 TeleSpectrum Worldwide Inc. and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                                  FINANCIAL CONDITION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company's business strategy, including its use of cash and cash equivalents; reliance on certain customers; projected capital expenditures; liquidity; Year 2000 disclosure, including statements regarding readiness, remediation, consequences and contingency plans; increased sales in future periods; the continuation of fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

OVERVIEW

IDRC Merger Agreement

On January 14, 1999, we entered into a merger agreement with International Data Response Corporation ("IDRC") and its majority stockholders. This agreement was amended on February 26, 1999 and May 13, 1999 and consummated on June 30, 1999. Under this agreement, the holders of outstanding shares of IDRC common stock, options and warrants were entitled to receive their pro rata portion of an aggregate of 9.2 million shares of TeleSpectrum common stock and warrants exercisable for 2.5 million shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6.0 million in cash, plus all accrued and unpaid dividends of $1,400,000. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4.9 million for a term note from us. This note is payable in one year and bears interest at 10.0%. We accounted for the IDRC merger as a purchase pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations." Of the shares of TeleSpectrum common stock issuable to the holders of IDRC common stock and options, an aggregate 1,730,977 shares/options were placed in escrow, as required by the merger agreement, to secure the indemnification obligations of the IDRC security holders to TeleSpectrum. The term of the escrow is for 15 months and is governed by an indemnity escrow agreement. These shares represent "contingent consideration" and in accordance with APB No. 16 will not be reflected as part of the purchase price until the contingency is determinable. At closing, IDRC had a contingent liability related to a claim by certain of its shareholders. On July 19, 1999, this claim was settled for $1,907,000 and will initially result in 275,153 shares being released from the escrow to satisfy this claim.

We received financing for a new $135.0 million senior debt facility (the "Credit Facilities") which has been used to replace our current facility and to refinance IDRC's long-term debt including accrued interest and repay certain seller notes including accrued interest, redeem preferred stock, including accrued dividends and pay transaction fees. The Credit Facilities consist of three term notes in the aggregate of $90.0 million with maturities between 30 and 54 months and a revolving credit facility of $45.0 million due in 30 months. The Credit Facilities allow for alternative interest rates. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.


CRW Merger Agreement

On September 3, 1998, we entered into a merger agreement with CRW Financial, Inc. ("CRW"). This agreement was amended on December 30, 1998 and consummated on June 30, 1999. Under this agreement each outstanding share of CRW common stock was exchanged for .709 of a share of TeleSpectrum common stock. In addition, each outstanding option to purchase shares of CRW common stock was exchanged for an option to purchase .709 of a share of TeleSpectrum common stock. The warrants issued by CRW to purchase 0.7 million shares of our common stock owned by CRW were unaffected by this merger. Immediately prior to the merger, CRW did not have any continuing business operations and its only significant asset was 6.9 million shares of our common stock. For financial reporting purposes, we treated the exchange of our shares of common stock for shares of CRW common stock as a treasury stock transaction. The transaction did not have an effect on our net income or loss, but did effect our net income or loss per share.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Litigation with NTC

In July 1998, we commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a NTC. We filed suit as part of our efforts to collect approximately $4.7 million of accounts receivable from telemarketing services performed on behalf of NTC. NTC filed a counter suit against us alleging breach of contract and fraud. We believe that NTC's claims against us are without merit. In February 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. We have established a reserve for all amounts due from NTC.

RESULTS OF OPERATIONS

The following discussions should be read in connection with the Consolidated Financial Statements contained within this report on Form 10Q.

Comparison of the results of operations for the three months ended June 30, 1999 to the three months ended June 30, 1998.

                                                                         RESULTS OF OPERATIONS
                                                                         (Dollars In Millions)
                                                         -----------------------------------------------------------
                                                                                                            AS A
                                                          THREE MONTHS       AS A        THREE MONTHS    PERCENTAGE
                                                             ENDED       PERCENTAGE OF      ENDED            OF
                                                         June 30, 1999     REVENUES     June 30, 1998     REVENUES
                                                         --------------  -------------  -------------- ------------
Revenues:
  Telemarketing................................               $33.8               73%           $29.6            73%
  Customer care................................                12.8               27             10.7            27
                                                         --------------  -------------  -------------- ------------
Total revenue..................................                46.6              100             40.3           100
Cost of services:
  Telemarketing................................                27.3               59             27.1            67
  Customer care................................                10.7               23             10.4            26
                                                         --------------  -------------  -------------- ------------
Total cost of services.........................                38.0               82             37.5            93
Total selling, general and administrative......                 8.5               18              5.0            12
Amortization of goodwill.......................                 0.3                -              0.3             1
                                                         --------------  -------------  -------------- ------------
Total operating expenses.......................                46.8              100             42.8           106
Operating loss.................................                (0.2)               -             (2.5)           (6)
Interest expense...............................                (0.7)              (2)            (0.1)            -
                                                         --------------  -------------  -------------- ------------
Loss before taxes..............................                (0.9)              (2)            (2.6)           (6)
Income taxes                                                      -                -                -             -
                                                         --------------  -------------  -------------- ------------
Net loss.......................................               $(0.9)              (2)%          $(2.6)           (6)%
                                                         ==============  =============  ============== ============

REVENUES

Our total revenues for the three months ended June 30, 1999 were $46.6 million, representing an increase of 16% from $40.3 million for the three months ended June 30, 1998. This increase is primarily the result of increased fulfillment revenues, increased volume and higher revenue per hour. Fulfillment services involve filling orders received through telemarketing.

Telemarketing Segment

Our telemarketing segment revenues were $33.8 million for the three months ended June 30, 1999. These revenues accounted for 73% of our total revenues and represent an increase of $4.2 million or 14% from telemarketing revenues of $29.6 million for the three months ended June 30, 1998. The increase in telemarketing revenues is primarily attributable to an increase in fulfillment revenues of $2.1 million provided via a third party, an increase in revenue per hour of $1.1 million and increased volume of $1.0 million. Services initiated for new clients totaled $2.9 million, and net new services for existing clients totaled $7.4 million offset by lost clients of $8.2 million. Approximately 17% of telemarketing revenues for the three months ended June 30, 1999 were generated by services provided on behalf of one client in the telecommunications industry.

                 TeleSpectrum Worldwide Inc. and Subsidiaries


Customer Care Segment

Our customer care segment revenues were $12.8 million for the three months ended June 30, 1999. These revenues accounted for 27% of our total revenues and increased by $2.1 million or 20% from the three months ended June 30, 1998. Of this increase, $2.5 million was the result of net new services for existing clients, offset by a $0.4 million decrease for services for net new and lost clients.

COST OF SERVICES

Our cost of services were $38.0 million for the three months ended June 30, 1999, an increase of $0.5 million or 1% from cost of services of $37.5 million for the three months ended June 30, 1998. As a percentage of total revenues, cost of services were 82% and 93% for the three months ended June 30, 1999 and 1998, respectively.

Telemarketing Segment

Our telemarketing segment cost of services for the three months ended June 30,1999 were 81% of telemarketing revenues and increased by $0.3 million or 1% from the three months ended June 30, 1998. Cost of services for the three months ended June 30, 1998 were 92% of telemarketing revenues. The decrease in cost of services as a percentage of revenues is attributable to higher capacity utilization, operational efficiencies and increased revenue per hour.

Customer Care Segment

Our customer care segment cost of services accounted for 84% of our customer care revenues for the three months ended June 30, 1999 and increased by $0.3 million or 3% from the three months ended June 30, 1998. Cost of services for the three months ended June 30, 1998 were 97% of customer care revenues. The decrease in cost of services as a percentage of revenues is attributable to operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses were $8.5 million for the three months ended June 30, 1999, an increase of $3.5 million or 68% from the three months ended June 30, 1998. As of percentage of total revenue, SG&A expenses were 18% and 12% for the three months ended June 30, 1999 and 1998, respectively. The increase in SG&A expenses is attributable to incremental nonrecurring charges for the three months ended June 30, 1999. SG&A nonrecurring charges for the three months ended June 30, 1999 amounted to $4.7 million and includes a $2.6 million provision for bad debts related to NTC, a telemarketing customer that ceased operations in July 1998, $1.1 million of severance, compensation and consulting charges associated with the CRW and IDRC mergers and $1.0 million of other charges associated with the reevaluation of our ongoing business plan.

SG&A nonrecurring charges for the three months ended June 30, 1998 amounted to $1.9 million and includes a $0.2 million severance charge, and $2.3 million provision for bad debts primarily related to NTC offset by a reduction in employee benefit accruals of $0.6 million.

SG&A expenses without these nonrecurring charges would have amounted to $3.8 million and $3.1 million or 8% as a percentage of revenue for the three months ended June 30, 1999 and 1998, respectively.

AMORTIZATION OF GOODWILL

Our goodwill amortization was $0.3 million, representing less than 1% of total revenues for the three months ended June 30, 1999 and 1998. Amortization related to goodwill and other intangibles in connection with the IDRC merger will commence July 1, 1999.

INTEREST EXPENSE

We incurred interest expense of $0.7 million for the three months ended June 30, 1999 which represented an increase of $0.6 million from the three months ended June 30, 1998. This increase in interest expense is due to $0.5 million in nonrecurring charges associated with the termination of our Secured Credit Facility.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

RESULTS OF OPERATIONS

The following discussions should be read in connection with the Consolidated Financial Statements contained within this report on Form 10Q.
Comparison of the results of operations for the six months ended June 30, 1999 to the six months ended June 30, 1998.


                                                                          RESULTS OF OPERATIONS
                                                                          (Dollars In Millions)
                                                          ------------------------------------------------------------
                                                                                                            AS A
                                                            SIX MONTHS        AS A         SIX MONTHS     PERCENTAGE
                                                              ENDED       PERCENTAGE OF      ENDED            OF
                                                          June 30, 1999     REVENUES     June 30, 1998     REVENUES
                                                          --------------  -------------  -------------- --------------
Revenues:
  Telemarketing................................             $68.8               73%           $ 57.7               72%
  Customer care................................              25.7               27              22.2               28
                                                          --------------  -------------  -------------- --------------
Total revenue..................................              94.5              100              79.9              100
Cost of services:
  Telemarketing................................              55.9               59              59.0               74
  Customer care................................              20.9               22              21.2               26
                                                          --------------  -------------  -------------- --------------
Total cost of services.........................              76.8               81              80.2              100
Total selling, general and administrative......              12.4               13              11.6               15
Amortization of goodwill.......................               0.6                1               0.6                1
                                                              ---                -               ---                -
Total operating expenses.......................              89.8               95              92.4              116
Operating income (loss)........................               4.7                5             (12.5)             (16)
Interest expense...............................              (0.9)              (1)             (0.9)              (1)
                                                          --------------  -------------  -------------- --------------
Income (loss) before taxes.....................               3.8                4             (13.4)             (17)
Income tax benefit.............................                 -                -               0.2                -
                                                          --------------  -------------  -------------- --------------
Income (loss) from continuing operations.......               3.8                4             (13.2)             (17)
Income from discontinued operations
     (net of tax)..............................                 -                -               0.5                1
                                                          --------------  -------------  -------------- --------------
Net income (loss)..............................              $3.8                4%           $(12.7)             (16)%
                                                          --------------  -------------  -------------- --------------

REVENUES

Our total revenues for the six months ended June 30, 1999 were $94.5 million, representing an increase of 18% from $79.9 million for the six months ended June 30, 1998. This increase is primarily the result of increased fulfillment revenues, increased volume and higher revenue per hour. Fulfillment services involve filling orders received through telemarketing.

Telemarketing Segment

Our telemarketing segment revenues were $68.8 million for the six months ended June 30, 1999. These revenues accounted for 73% of our total revenues and represent an increase of $11.1 million or 19% from telemarketing revenues of $57.7 million for the six months ended June 30, 1998. The increase in telemarketing revenues is primarily attributable to an increase in fulfillment revenues of $5.7 million provided via a third party, an increase in revenue per hour of $3.3 million and increased volume of $2.1 million. Services for new clients totaled $5.4 million, and net new services for existing clients totaled $14.3 million offset by lost clients of $14.3 million. Approximately 19% of telemarketing revenues for the six months ended June 30, 1999 was generated by services provided on behalf of a client in the telecommunications industry.

Customer Care Segment

Our customer care segment revenues were $25.7 million for the six months ended June 30, 1999. These revenues accounted for 27% of our total revenues and increased by $3.5 million or 16% from the six months ended June 30, 1998. Of this increase, $3.4 million was the result of net new services for existing clients, offset by $0.1 million for net new and lost clients.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

COST OF SERVICES

Our cost of services were $76.8 million for the six months ended June 30, 1999, a decrease of $3.4 million or 4% from cost of services of $80.2 million for the six months ended June 30, 1998. As a percentage of total revenues, cost of services were 81% and 100% for the six months ended June 30, 1999 and 1998, respectively.

Telemarketing Segment

Our telemarketing segment cost of services for the six months ended June 30, 1999 were 81% of telemarketing revenues and decreased by $3.1 million or 5% from the six months ended June 30, 1998. Cost of services for the six months ended June 30, 1998 were 102% of telemarketing revenues. The decrease in cost of services as a percentage of revenues is attributable to higher capacity utilization, operational efficiencies and increased revenue per hour.

Customer Care Segment

Our customer care segment cost of services accounted for 81% of our customer care revenues for the six months ended June 30, 1999 and decreased by $0.3 million or 1% from the six months ended June 30, 1998. The decrease in cost of services as a percentage of revenues is attributable to operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses were $12.4 million for the six months ended June 30, 1999, an increase of $0.8 million or 7% from the six months ended June 30, 1998. As of percentage of total revenue, SG&A expenses were 13% and 15% for the six months ended June 30, 1999 and 1998, respectively. The increase in SG&A expenses is attributable to incremental nonrecurring charges offset by continuing corporate overhead reductions for the six months ended June 30, 1999.

SG&A nonrecurring charges for the six months ended June 30, 1999 amounted to $4.7 million and includes a $2.6 million provision for bad debts related to NTC, a telemarketing customer that ceased operations in July 1998, $1.1 million of severance, compensation and consulting charges associated with the CRW and IDRC mergers and $1.0 million of other charges associated with the reevaluation of our ongoing business plan.

SG&A nonrecurring charges for the six months ended June 30, 1998 amounted to $3.0 million and includes a $1.3 million severance charge, $2.3 million provision for bad debts related to NTC, offset by a reduction in employee benefit accruals of $0.6 million.

SG&A expenses without these nonrecurring charges would have amounted to $7.7 million and $8.6 million or 8% and 11% as a percentage of revenue for the six months ended June 30, 1999 and 1998, respectively.

AMORTIZATION OF GOODWILL

Our goodwill amortization was $0.6 million, representing 1% of total revenues for the six months ended June 30, 1999 and 1998. Amortization related to goodwill and other intangibles in connection with the IDRC merger will commence July 1, 1999.

INTEREST EXPENSE

We incurred interest expense of $0.9 million for the six months ended June 30, 1999 and 1998. Interest expense for the six months ended June 30, 1999 includes $0.5 million in nonrecurring charges associated with the termination of our Secured Credit Facility and is offset by reduced borrowings under our credit facility as compared to the six months ended June 30, 1998.

INCOME TAX BENEFIT

The income tax benefit from continuing operations for the six months ended June 30, 1998 represents the offset of the provision for income taxes for discontinued operations.

INCOME FROM DISCONTINUED OPERATIONS

In January 1998, the Company sold its former Market Research Segment business and in March 1998 the Company consummated the sale of its former Direct Mail and Fulfillment Segment business. For the six months ended June 30, 1998, the Company accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for the six months ended June 30, 1998 amounted to $0.5 million (net of tax).

                 TeleSpectrum Worldwide Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES

DOLLARS IN MILLIONS                                            SIX MONTHS        SIX MONTHS
                                                                 ENDED             ENDED
CASH FLOWS PROVIDED BY (USED IN):                              JUNE 30, 1999    JUNE 30, 1998
---------------------------------                              -------------    -------------
Operating Activities.................................                $ 5,510         $ (8,328)
Investing Activities.................................                $(6,921)        $ 35,956
Financing Activities.................................                $ 9,203         $(28,402)

For the six months ended June 30, 1999

The $5.5 million of cash provided by operating activities consisted of $3.8 million of net income and non cash items of $9.1 million including depreciation and amortization of $4.5 million and $3.3 million for bad debts, offset by working capital requirements including an increase in accounts receivable of $7.2 million.

The $6.9 million of cash used in investing activities primarily consisted of $7.2 million of purchases of property and equipment attributed to maintaining and enhancing our technology platforms.

The $9.2 million of net cash provided by financing activities primarily consisted of net borrowings from the merger of $15.6 million offset by debt issuance costs of $4.6 million.

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $4.7 million which are being amortized on a straight line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which $.4 million was outstanding at June 30, 1999. At June 30, 1999, the Company had $28.6 million in outstanding borrowings and $16.4 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $2.0 million for the remainder of 1999, $8.0 million in 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.3 million for the remainder of 1999, 2000 and 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.3 million for the remainder of 1999, $0.4 million in 2000 and 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.8% or LIBOR plus 3.3% for the Term A and working capital revolver facilities; prime plus 2.3% or LIBOR plus 3.8% for the Term B facility and prime plus 2.8% or LIBOR plus 4.3% for the Term C facility. At June 30, 1999, the weighted average interest rate payable under the Credit Facilities was 10.0%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating to $9.7 million, respectively. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the six months ended June 30, 1999 and 1998, the weighted average interest rate on borrowings under the Secured Credit Facility was 8.3% and 8.9% and the Company recorded interest expense of $0.8 million and $0.7 million, respectively.

We believe that our existing cash balances, and borrowings available under our $135.0 million Credit Facilities will be sufficient to meet our operating and capital needs into 2000. The amount of future capital expenditures will be highly dependent on future revenue growth.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

For the six months ended June 30, 1998
--------------------------------------

The $8.3 million of cash used in operating activities consisted of $7.9 million used in continuing operations and $0.4 million used in discontinued operations. The $7.9 million of cash used in continuing operations was principally related to operating losses and the funding of working capital requirements.

The $36.0 million of cash provided by investing activities primarily consisted of $38.0 million of proceeds from the sale of the Market Research and the Direct Mail and Fulfillment Segments in February and April of 1998, primarily offset by $1.5 million of purchases of property and equipment.

The $28.4 million of net cash used in financing activities primarily consisted of $29.0 million of net payments under our secured credit facility, $0.8 million of other debt payments offset by proceeds from stock transactions of $1.4 million.

YEAR 2000 ISSUE
---------------

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

Costs to Address the Year 2000 Issue. Our current cost estimate to become Year 2000 compliant is $2,000,000 in 1999, of which approximately 40% will be for outside consultants and 60% will be for internal resources which have been or will be reallocated from other projects. Many of our systems that require Year 2000 remediation or replacement are also simultaneously receiving performance upgrades or feature enhancements. Our current cost estimate does not include costs related to these upgrades or enhancements, as the decision to upgrade or enhance these systems was not based on Year 2000 compliance and the timing of these upgrades and enhancements has not been accelerated as a result of becoming Year 2000 compliant. Our policy is to expense the costs incurred to become Year 2000 compliant in accordance with EITF 96-14. To date, the financial impact of remediation expenses has not been material, and we do not expect future remediation costs to be material to our consolidated financial position or results of operations.

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

                 TeleSpectrum Worldwide Inc. and Subsidiaries

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the merger of IDRC on June 30, 1999, we refinanced $10.5 million of our $20.0 million Secured Credit Facility debt and acquired $118.6 million in senior debt under the new $135.0 million Credit Facilities. The increased level of long-term debt increases our exposure to interest rate risk.

We pay interest to the Credit Facilities banks based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the Credit Facilities at June 30, 1999, we would be required to pay an additional $1.2 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we have in place two derivative financial instruments known as interest rate caps with notional amounts of $10.0 million and $15.0 million. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5% and 7.8%, respectively. The payment would be determined by multiplying the difference between the actual LIBOR rate and either 7.5% or 7.8% interest rates by the notional amounts of $10.0 million and $15.0 million, respectively. The interest rate cap agreements expire on November 4, 1999. On or before October 15, 1999 under the terms of the $135.0 million Credit Facilities, we are required to establish and maintain three-year interest rate caps at 200 basis points above three-month LIBOR rate with notional amounts not less than 66.0% of the term loan balance (approximately $60.0 million at June 30, 1999). The 3-month LIBOR interest rate was approximately 5.4% at June 30, 1999.

Foreign Currency Risk

We have subsidiaries in Canada and the United Kingdom, which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these subsidiaries from local currencies to U.S. dollars affects year-over-year comparability of our operating results. Gains and losses on translation are recorded as a separate component of stockholders' equity.

Approximately $22.0 million of the Credit Facilities proceeds have been loaned to our Canadian subsidiary (acquired in the June 30, 1999 merger with IDRC). The loan proceeds have been converted to Canadian dollars. Under the terms of the Credit Facilities agreement, large principal payments due in the years 2002 and 2003 may require conversion of all or a portion of our Canadian dollar loan to US dollars. An unfavorable change in the Canadian dollar exchange rate at the time of the conversion could cause a foreign currency exchange loss. At this time, we do not believe that such a conversion would be required. The other foreign subsidiaries are limited in their operations and the level of investment by the parent company so that risk of foreign currency fluctuations is not expected to be material.


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

            In July 1998, the Company commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a/ NTC ("NTC"). The Company filed suit as part of its efforts to collect approximately $4,742,000 of accounts receivable for telemarketing services performed on behalf of NTC. NTC filed a counter suit against the Company alleging breach of contract and fraud. The Company believes that NTC's claims against the Company are without merit. On February 26, 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Company has reserved for all the accounts receivable amount due from NTC.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

     ITEM 2.  CHANGES IN SECURITIES

            None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None


     Item 4.  Submission of Matters to a Vote of Security Holders

            At the Company's Annual Meeting of Shareholders held on June 30, 1999, the shareholders approved the following:

            (a) The election of seven directors. In the election of the directors, 19,285,076 shares were voted in the favor of J. Brian O'Neill and 33,417 shares voted against; 19,285,391 shares were voted in favor of the election of Keith E. Alessi, and 33,102 shares voted against; 19,285,676 shares were voted in favor of the election of Joseph DelRaso and 32,817 shares voted against; 19,269,176 shares were voted in favor of the election of Michael
                E. Julian and 49,317 shares voted against; 19,285,676 shares were voted in favor of the election of Richard W. Virtue and 32,817 shares voted against; 19,285,776 shares were voted in favor of the election of Kevin W. Walsh and 32,717 voted against; 19,283,376 shares were voted in favor of the election of David R. Kriegel and 35,117 voted against.

            (b) The adoption of the Agreement and Plan of Merger (collectively, the "Merger") among TeleSpectrum, IDRC and the majority stockholders of IDRC by casting 19,098,442 shares in favor of the Merger and 12,128 shares against the Merger and 23,954 shares abstaining.

            (c) The adoption and restatement of the 1996 Equity Compensation
                Plan by casting 16,994,376 shares in favor of the restatement, 2,085,910 shares against the restatement and 54,238 shares abstaining.


     ITEM 5.

           On June 30, 1999, the Company entered into a new credit arrangement with Banque Nationale de Paris which provides for $135.0 million in credit facilities consisting of Term A, Term B, Term C and a working capital revolver (the "Revolver") (collectively, the "Credit Facilities"). The three Term notes aggregate to $90.0 million and mature in 30 to 54 months. Under the Revolver, which matures December 31, 2001, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables in increments of $500,000 or more and will pay an annual commitment fee of 0.5% on the unused borrowing capacity. The Company can elect at the time of the borrowings to pay interest quarterly at prime plus 1.8% or LIBOR plus 3.3% for the Term A and Revolver, prime plus 2.3% or LIBOR plus 3.8% for the Term B facility, and prime plus 2.8% or LIBOR plus 4.3% for the Term C facility. The Credit Facilities also provide for letters of credit subject to certain borrowing limits. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities also contain various restrictive and non-financial covenants.

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

                 TeleSpectrum Worldwide Inc. and Subsidiaries

                3.02 Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

                10.16 $135,000,000 Credit Agreement dated as of June 30, 1999 among TeleSpectrum Worldwide Inc., as Borrower, and the initial Lenders named herein, and Banque Nationale de Paris as Collateral Agent, Swing Line Bank and Initial Issuing Bank and Bank of America National Trust and Savings Association, as Administrative Agent.

                27.01  Financial Data Schedule.

            (b)   Form  8-K


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TeleSpectrum Worldwide Inc.
                              ------------------------------------------
                                                (Registrant)


     Date: August 4, 1999      \s\  Keith E. Alessi
                              -------------------------------------------
                              Keith E. Alessi
                              TeleSpectrum Worldwide Inc.
                              President & Chief Executive Officer