Form 10-Q
period 1999-09-30
TELESPECTRUM WORLDWIDE INC
filed 1999-11-15
CIK 1014960

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q



(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 1999

                                      or

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

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on November 12, 1999 was 32,593,364.

================================================================================

                 TeleSpectrum Worldwide Inc. and Subsidiaries


                               Table of Contents
                               -----------------

Item No.                                                                      Page
-----------                                                                  ------
       PART I -- FINANCIAL INFORMATION

   1.  Financial Statements (unaudited):
        Condensed Consolidated Results of Operations
           For the Three Months Ended September 30, 1999 and
           For the Three Months Ended September 30, 1998....................   3
        Condensed Consolidated Results of Operations
           For the Nine Months Ended September 30, 1999 and
           For the Nine Months Ended September 30, 1998.....................   4
        Condensed Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998.........................   5
        Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 1999 and
           For the Nine Months Ended September 30, 1998.....................   6
        Notes to Condensed Consolidated Financial Statements................   7

   2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition..........................................   13

       PART II - OTHER INFORMATION..........................................   20

           See Notes to Condensed Consolidated Financial Statements.

                 Telespectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Results of Operations
                                  (Unaudited)
               (Dollars in Thousands - Except Per Share Amounts)



                                                  Three Months Ended
                                     -------------------------------------------
                                      September 30,           September 30,
                                          1999                    1998
                                     -------------------  ----------------------

REVENUES                                      $86,471                 $44,476
                                              -------                 -------
OPERATING EXPENSES:
 Cost of services                              64,011                  32,805
 Selling, general and administrative           16,135                   8,547
 Goodwill amortization                          1,787                     294
                                              -------                 -------
     Total operating expenses                  81,933                  41,646
                                              -------                 -------
     Operating income                           4,538                   2,830
INTEREST EXPENSE, net                          (2,792)                   (162)
                                              -------                 -------
INCOME BEFORE INCOME TAXES                      1,746                   2,668
INCOME TAXES                                        -                       -
                                              -------                 -------
NET INCOME                                    $ 1,746                 $ 2,668
                                              =======                 =======

BASIC EARNINGS PER SHARE (Note 4)             $   .06                 $   .10
                                              =======                 =======
DILUTED EARNINGS PER SHARE (Note 4)           $   .05                 $   .10
                                              =======                 =======

           See Notes to Condensed Consolidated Financial Statements.

                  Telespectrum Worldwide Inc. and Subsidiaries
                  Condensed Consolidated Results of Operations
                                  (Unaudited)
               (Dollars in Thousands - Except Per Share Amounts)

                                                            Nine Months Ended
                                               --------------------------------------
                                                September 30,           September 30,
                                                    1999                    1998
                                               -------------------  -----------------
REVENUES                                              $181,011           $124,391
                                                      --------           --------
OPERATING EXPENSES:
    Cost of services                                   130,101             98,464
    Selling, general and administrative                 39,278             34,713
    Goodwill amortization                                2,376                884
                                                      --------           --------
          Total operating expenses                     171,755            134,061
                                                      --------           --------
          Operating income (loss)                        9,256             (9,670)

INTEREST EXPENSE, net                                   (3,708)            (1,095)
                                                      --------           --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                5,548            (10,765)
INCOME TAX BENEFIT                                         --                 247
                                                      --------           --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 5,548            (10,518)

INCOME FROM DISCONTINUED OPERATIONS                         --                479
                                                      --------           --------

NET INCOME (LOSS)                                     $  5,548           $(10,039)
                                                      ========           ========

BASIC EARNINGS (LOSS) PER SHARE (Note 4):
    CONTINUING OPERATIONS                             $    .20           $   (.41)
    DISCONTINUED OPERATIONS                                --                 .02
                                                      --------           --------
    NET INCOME (LOSS)                                 $    .20           $   (.39)
                                                      ========           ========
DILUTED EARNINGS (LOSS) PER SHARE (NOTE 4):
    CONTINUING OPERATIONS                             $    .18           $   (.41)
    DISCONTINUED OPERATIONS                                --                 .02
                                                      --------           --------
    NET INCOME (LOSS)                                 $    .18           $   (.39)
                                                      ========           ========

           See Notes to Condensed Consolidated Financial Statements.

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in Thousands - Except Share Amounts)

                                                                        September 30,             December 31,
                                                                            1999                     1998
                                                                    ----------------------  ------------------------
                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                              $      --                 $     794
 Accounts receivable, net                                                  73,359                    36,859
 Prepaid expenses and other                                                 4,768                     2,307
                                                                        ---------                 ---------
     Total current assets                                                  78,127                    39,960
PROPERTY AND EQUIPMENT, net                                                59,555                    35,430
GOODWILL AND OTHER INTANGIBLES, net                                       173,758                    26,786
OTHER ASSETS                                                                6,418                     1,513
                                                                        ---------                 ---------
     Total assets                                                       $ 317,858                 $ 103,689
                                                                        =========                 =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt                                   $  14,258                 $     820
 Cash overdraft                                                                --                     1,658
 Accounts payable                                                           9,224                     7,058
 Accrued telecom                                                            3,569                       969
 Accrued expenses                                                          15,499                     2,815
 Accrued compensation                                                      12,401                     5,081
 Deferred revenue                                                           1,858                     2,512
 Other current liabilities                                                  1,370                     2,345
                                                                        ---------                 ---------
     Total current liabilities                                             58,179                    23,258

LONG-TERM DEBT                                                            110,120                     2,876
                                                                        ---------                 ---------
OTHER NONCURRENT LIABILITIES                                                3,220                       987
                                                                        ---------                 ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
   no shares issued or outstanding                                             --                       --
  Common stock, $.01 par value, 200,000,000 shares authorized,
   39,533,332 shares issued and 32,586,749 shares outstanding, at
   September 30, 1999, and 25,771,449 shares issued and
   outstanding at December 31, 1998                                           395                       258
  Additional paid-in capital                                              346,140                   240,176
  Common stock purchase warrants                                            7,840                        --
  Accumulated deficit                                                    (157,738)                 (163,286)
  Treasury stock, 6,946,583 shares at cost                                (48,810)                       --
  Due from stockholders'                                                     (952)                       --
  Deferred compensation                                                      (214)                     (363)
  Cumulative currency translation adjustment                                 (322)                     (217)
                                                                        ---------                 ---------
     Total stockholders' equity                                           146,339                    76,568
                                                                        ---------                 ---------
     Total liabilities and stockholders' equity                         $ 317,858                 $ 103,689
                                                                        =========                 =========

           See Notes to Condensed Consolidated Financial Statements.

                  Telespectrum Worldwide Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                            Nine Months Ended
                                                                                  --------------------------------------
                                                                                   September 30,           September 30,
                                                                                       1999                    1998
                                                                                  -------------------  -----------------
Cash Flows From Operating Activities:
 Net income (loss)                                                                  $   5,548             $(10,039)
 Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                                      9,016                6,193
     Amortization of goodwill                                                           2,376                  884
     Provision for bad debt                                                             5,392                2,361
     Non-cash compensation                                                                269                  326
     Other items, net                                                                     500                  932
     Changes in operating assets and liabilities net of acquisitions:
       Accounts receivable                                                            (11,031)              (5,254)
       Income tax receivable                                                               --                1,180
       Prepaid expenses and other                                                      (1,315)               3,112
       Accounts payable                                                                (5,547)              (1,280)
       Accrued telecom                                                                   (899)                  --
       Accrued expenses                                                                (1,456)              (1,374)
       Accrued compensation                                                             2,630               (1,983)
       Deferred revenue                                                                  (705)                (153)
       Other liabilities                                                               (2,547)              (2,603)
       Net operating activities of discontinued operations                                 --                 (432)
                                                                                    ---------             --------
          Net cash provided by (used in) operating activities                           2,231               (8,130)
                                                                                    ---------             --------
Cash Flows From Investing Activities:
 Purchases of property and equipment                                                  (17,059)              (4,313)
 Proceeds from sales of business                                                           --               38,048
 Net cash acquired in mergers                                                             762                   --
 Payments of deferred transaction costs                                                  (174)                  --
 Net investing activities of discontinued operations                                       --                 (275)
 Payments related to acquisition of Initial Operating Businesses                           --                 (378)
 Payments of notes to sellers and acquisition liabilities                                (590)                  --
                                                                                    ---------             --------
          Net cash (used in) provided by investing activities                         (17,061)              33,082
                                                                                    ---------             --------
Cash Flows From Financing Activities:
 Exercise of stock options and sale of common stock                                     1,356                1,446
 Cash overdraft                                                                        (1,658)                  --
 Payments of capital lease obligations                                                   (594)                (778)
 Borrowings on long-term debt                                                         120,596                   --
 Payments on long-term debt                                                          (105,473)             (26,394)
 Payment for treasury stock                                                              (191)                  --
                                                                                    ---------             --------
          Net cash provided by (used in) financing activities                          14,036              (25,726)
                                                                                    ---------             --------
 Net decrease in cash and cash equivalents                                               (794)                (774)
 Cash and cash equivalents, beginning of period                                           794                  774
                                                                                    ---------             --------
 Cash and cash equivalents, end of period                                           $       0             $      0
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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. During the third quarter the Company has changed its presentation of operating expenses in the Condensed Consolidated Statements of Operations. Cost of services now represents all costs incurred at the call centers. All remaining costs including account management, management information systems and human resources are included in SG&A. This reclassification has been made for all periods presented.


There have been no material changes in accounting policies from those stated in the Company's Form 10-K for the year ended December 31, 1998. Certain other prior period amounts have been reclassified to conform to the current year presentation.

2.  Company Background

The Company was incorporated in Delaware on April 26, 1996 and on August 12, 1996, completed its initial public offering. Concurrent with the offering, the Company began material operations with the acquisition of the assets of a number of businesses. The Company provides services to its customers through its three business segments, Telemarketing, Customer Care and Canada. The results of operations of the Company's former Market Research Segment and Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see Note
5).

3.  Mergers

IDRC Merger

On January 14, 1999, TeleSpectrum and International Data Response Corporation ("IDRC") entered into a merger agreement which was amended on February 26, 1999 and May 13, 1999 and consummated on June 30, 1999. Under this agreement, each of the holders of outstanding shares of IDRC common stock, options and warrants to purchase IDRC common stock were entitled to receive their pro rata portion of an aggregate of 9,200,000 shares of TeleSpectrum common stock and warrants exercisable for 2,500,000 shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6,000,000 of cash, plus all accrued and unpaid dividends of $1,400,000. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4,873,000 for a term note with the Company. This note is payable one year from the closing and bears interest at 10.0%. The merger was accounted for as a purchase and, accordingly, the net tangible liabilities of IDRC have been included in the consolidated financial statements as of June 30, 1999.

The total purchase price of IDRC at June 30, 1999 was $64,486,000 which consisted of (in thousands):

Issuance of 8,269,101 shares of TeleSpectrum common stock,
      valued at $7.119 per share, with 6,449,349 shares discounted
      10% due to lock up and escrow restrictions of twelve and
      fifteen months................................................    $54,275

Issuance of options to purchase  930,899 shares of
      TeleSpectrum common stock, valued at between $2.300 and
      $5.320 per option with an average value of $5.141 (all
      options are discounted 10% due to lock up and escrow
      restrictions of twelve and fifteen months)....................      4,307

Issuance of warrants to purchase 2,247,038 shares of
      TeleSpectrum common stock, valued at $3.136 per
      warrant.......................................................      7,047

Issuance of warrants to purchase 252,962 shares of
      TeleSpectrum common stock, valued at $3.136 per warrant, to
      IDRC option holders...........................................        793

Issuance of a term note to IDRC majority stockholders...............      4,873

Cash payment to certain IDRC Preferred stockholders.................      2,527

Value of shares and options held in escrow..........................    (10,778)

Transaction costs...................................................      1,442
                                                                       --------
Total purchase price................................................   $ 64,486

           See Notes to Condensed Consolidated Financial Statements.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (unaudited)

Based on a preliminary allocation of the purchase price, the application of the purchase method resulted in approximately $148,978,000 in excess purchase price over the estimated fair value of the net tangible liabilities acquired of $84,492,000, which includes accruals by IDRC in the second quarter related to closed centers and bad debt reserves. A preliminary analysis completed by TeleSpectrum resulted in the excess purchase price being assigned to intangible assets consisting of $1,002,000 for assembled workforce, $14,079,000 for customer relationships, and $133,897,000 for goodwill. During the third quarter of 1999, approximately $942,000 was added to goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 7 years for assembled workforce, 15 years for customer relationships and 25 years for goodwill.

The Company is implementing it's plans to consolidate certain facilities and departments and has estimated the costs of non-cancelable lease commitments and severance of $2,248,000. This liability is reflected in the net tangible liabilities acquired. During the third quarter of 1999, approximately $94,000 was charged against this reserve. Upon completion of the integration, any adjustments to the original estimates will be reflected as an adjustment to the purchase price.

Of the shares of TeleSpectrum common stock issuable to the holders of IDRC common stock and options, an aggregate 1,730,977 shares/options were placed in escrow, as required by the merger agreement, to secure the indemnification obligations of the IDRC security holders to TeleSpectrum. The term of the escrow is for 15 months and is governed by an indemnity escrow agreement. These shares represent "contingent consideration" and in accordance with APB No. 16 will not be reflected as part of the purchase price until the contingency is determinable. At closing, IDRC had a contingent liability related to a claim by certain of its shareholders. On July 19, 1999, this claim was settled for $1,907,000, the majority of which was satisfied with 275,153 shares being released from the escrow.

CRW Merger

On June 30, 1999, TeleSpectrum and CRW completed a merger agreement whereby 7,296,454 outstanding shares of CRW common stock were exchanged for 5,173,186 shares of TeleSpectrum common stock valued at $38,799,000. In addition, the outstanding CRW options and warrants to purchase shares of CRW common stock were exchanged for options to purchase 1,499,079 shares of TeleSpectrum common stock valued at $9,820,000. Transaction costs related to this transaction amounted to $191,000. For financial reporting purposes, the Company treated the exchange of shares of TeleSpectrum common stock for shares of CRW common stock as a treasury stock transaction. The transaction did not have an effect on TeleSpectrum net income (loss) but did effect its net income (loss) per share.

Pro Forma Merger Summary

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

                                              Nine Months Ended September 30,
                                          -------------------------------------
                                          (in thousands, except per share data)

                                                       1999       1998
                                                     ---------  ---------
Net revenues                                         $256,960   $242,727
Loss from continuing operations                       (21,331)   (15,959)
Net loss per common share                            $  (0.69)  $  (0.52)

Other

During October 1996, the Company acquired its consulting business Technical Assistant Research Programs, Inc. ("TARP"). The agreement allowed for potential earnouts to be paid to prior owners based upon future performance. During October 1999 the Company signed an agreement to pay $3.2 million in installments ending July 2001 to settle these earnout provisions. This amount will be reflected as goodwill.

4. Earnings Per Share

The Company has adopted SFAS No. 128 "Earnings Per Share" which requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of shares of common stock.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (unaudited)


The table below sets forth the reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):


                                                         Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                               -------------------------------------     -------------------------------------
                                                      1999               1998                   1999               1998
                                               ------------------  -----------------     ------------------  -----------------
Shares used in computing basic earnings
    (loss) per share                                 31,056             25,671                 27,652              25,468
Dilutive effect of options and warrants               4,147              1,810                  2,909                   -
                                                     ------             ------                 ------              ------

Shares used in computing diluted earnings
    (loss) per share                                 35,203             27,481                 30,561              25,468
                                                     ======             ======                 ======              ======


5. Discontinued Operations

In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. As required by APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has accounted for the results of operations and net assets of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. The operating results for the nine months ended September 30, 1998, and the net assets at September 30, 1998 have been restated to reflect discontinued operations.

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

The following table summarizes the operating results of the discontinued operations (in thousands):


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                     -------------------------------------
                                                                            1999               1998
                                                                     ------------------  -----------------
                Revenues........................................       $    --              $4,189
                Operating expenses..............................            --               3,463
                                                                                            ------
                Income before income taxes......................            --                 726
                Income tax provision............................            --                 247
                                                                         -------            ------
                Income from discontinued operations.............       $    --              $  479
                                                                        ========            ======

6. Capitalized Software Development Costs

The Company is engaged in various software development projects and is capitalizing the costs incurred thereon, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. In addition, in accordance with SFAS No. 34, Capitalization of Interest Costs, the Company capitalized interest in connection with these projects totaling approximately $528,000 for the nine months ended September 30, 1999. $4,284,000 of interest expense was incurred for the same period.

During 1998, the Company began a software development project and capitalized the costs incurred thereon, totaling approximately $1,600,000 through September 30, 1999. During the quarter ended June 30, 1999, the Company determined that the software being developed in this project would not be marketed externally and would only be used for internal purposes. The Company is continuing to capitalize costs related to this project in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Upon the completion of the project, scheduled for the end of 1999, these software development costs will be amortized on a straight line basis over the estimated useful life of three years.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                 (unaudited)


7.  Secured Credit Facility

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized on a straight line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which $.4 million was outstanding at September 30, 1999. At September 30, 1999, the Company had $28.6 million in outstanding borrowings and $16.0 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $1.83 million for the remainder of 1999, $8.0 million in 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.1 million for the remainder of 1999, $.3 million in 2000 and 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.1 million for the remainder of 1999, $0.4 million in 2000 and 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.75% or LIBOR plus 3.25% for the Term A and working capital revolver facilities; prime plus 2.25% or LIBOR plus 3.75% for the Term B facility and prime plus 2.75% or LIBOR plus 4.25% for the Term C facility. At September 30, 1999, the weighted average interest rate payable under the Credit Facilities was 9.39%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the nine months ended September 30, 1999 and 1998, the weighted average interest rate on borrowings under the Secured Credit Facility was 9.15% and 8.90%, respectively.

8. Supplemental Cash Flows Information

The Company paid $538,000 and $64,000 of interest expense for the three months ended September 30, 1999 and 1998, and $1,421,000 and $664,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company did not pay any income taxes during the three and nine months ended September 30, 1999 and 1998.

On June 30, 1999, TeleSpectrum and CRW completed a merger. As discussed in Note 3, the merger was accounted for as a treasury stock transaction and, accordingly, did not impact cash except for transaction costs of approximately $191,000.

In connection with the merger of IDRC at June 30, 1999, the net noncash assets acquired were $64,534,000, which is the result of the issuance of stock, options and warrants, the redemption of preferred stock, the paydown of certain notes and the payments of transaction costs less cash received in the merger of $762,000.

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

                 TeleSpectrum Worldwide Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (unaudited)


In July 1998, the Company commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a/ NTC ("NTC"). The Company filed suit as part of its efforts to collect approximately $4,742,000 of accounts receivable for telemarketing services performed on behalf of NTC. NTC filed a counter suit against the Company alleging breach of contract and fraud. The Company believes that NTC's claims against the Company are without merit. On February 26, 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As of September 30, 1999, all amounts due from NTC have been reserved.

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

The Company does not believe a significant credit risk exists at September 30, 1999. The following table summarizes those customers with revenue or accounts receivable in excess of 10% of total revenue for the three and nine months ended September 30, 1999 and 1998 or total receivables as of September 30, 1999 and 1998, respectively:


                                 Revenues
                ------------------------------------------     Accounts
                 Three months ended    Nine months ended      Receivable
                    September 30,        September 30,      September 30,
                ---------------------  -------------------  ---------------
                    1999       1998       1999      1998      1999    1998
                ----------  ---------  ---------  --------  -------  ------
CUSTOMER 1         10.7%           -          -         -     9.1%       -
CUSTOMER 2            -         11.5%      11.6%        -     9.4%    19.4%
CUSTOMER 3            -         11.4%         -         -       -      2.4%
CUSTOMER 4            -            -          -         -       -     11.8%


11. Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income (loss) and unrealized gains and losses from foreign currency translation. Total comprehensive income (loss) for the three months ended September 30, 1999 and 1998 was $1,819,000 and $2,710,000, respectively, and for the nine months ended September 30, 1999 and 1998 was $5,443,000 and $(9,983,000), respectively.

12. Related-Party Transactions

                 TeleSpectrum Worldwide Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

CRW Financial, Inc.

The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW Financial, Inc. a former partial owner of the Company. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $42,000. Total rent expense for the nine months ended September 30, 1999 and 1998 was approximately $378,000 and $341,000, respectively.

AffiniCorp Usa, Inc.

On September 25, 1998, the Company purchased 19.4% of the outstanding common stock of AffiniCorp USA, Inc. ("AffiniCorp") for $500,000. AffiniCorp develops and manages enhancement products for credit card issuers. The Company has entered into a relationship with AffiniCorp whereby the Company provides telemarketing services at its normal rates with six month extended payment terms. In addition, the Company provides certain telemarketing services at its normal rates and normal payment terms. Outstanding balances for telemarketing services under the six month extended terms are capped at $1,500,000. The Company has a security interest in the accounts receivable. As of September 30, 1999, the Company has a $3,347,000 receivable from AffiniCorp recorded in current assets. Based upon the receivable collateral position and future business developments for AffiniCorp, the Company allocated a portion of its accounts receivable reserve against the outstanding AffiniCorp receivable. The Company will continue to evaluate whether later events or circumstances occur that would cause the net receivable to not be realizable. During the second quarter of 1999, the Company wrote off the $500,000 investment.

13. Segments

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has historically classified its continuing operations into two segments: Telemarketing and Customer Care. Due to the IDRC merger, beginning in the third quarter of 1999, the Company began disclosing a third segment, Canada. The segment information outlined below has been restated to reflect this new segment for all periods presented. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services or serves a different market. The business segments are described in further detail below. Segment assets include amounts specifically identified to Telemarketing, Customer Care and operations in Canada. Corporate assets consist primarily of property and equipment, and the goodwill related to the IDRC merger, which will be allocated to the business segments after evaluations are completed by management.

The Telemarketing Segment provides both business-to-consumer and business-to-business telemarketing services - primarily direct sales initiated by the Company on behalf of its clients.

The Customer Care Segment provides customer service expertise to its clients. The Company's customer service expertise includes customer care support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients.

The Canada Segment provides both business-to-consumer and business-to-business telemarketing services and customer care support - primarily direct sales initiated by the Company on behalf of its clients. This segment has a separate business management. For the three months ended September 30, 1998, this segment only included the operations of one call center located in Canada and, therefore, is not comparable to the results of the Canada segment for the three months ended September 30, 1999.

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

                 TeleSpectrum Worldwide Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (unaudited)

Business segment information is as follows (in thousands):


                                                         Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                               -------------------------------------     -------------------------------------
                                                      1999               1998                   1999               1998
                                               ------------------  -----------------     ------------------  -----------------
REVENUES
  Telemarketing  .........................            $ 42,373              $28,675             $101,623             $ 76,005
  Customer Care  .........................              29,795               12,560               58,862               37,928
  Canada..................................              14,303                3,241               20,526               10,458
                                                      --------              -------             --------             --------
    Total.................................            $ 86,471              $44,476             $181,011             $124,391
                                                      ========              =======             ========             ========
OPERATING INCOME (LOSS)
  Telemarketing  .........................            $ 10,601              $ 5,779             $ 26,026             $ 11,849
  Customer Care  .........................               7,895                4,657               18,190               11,664
  Canada..................................               3,670                  941                5,811                1,530
  Corporate...............................             (17,628)              (8,547)             (40,771)             (34,713)
                                                      --------              -------             --------             --------
    Total.................................            $  4,538              $ 2,830             $  9,256             $ (9,670)
                                                      ========              =======             ========             ========

TOTAL ASSETS
                                                       AS OF SEPTEMBER 30,
                                             --------------------------------------
                                                    1999                1998
                                             ------------------  ------------------
    Telemarketing..........................            $ 59,799            $ 42,045
    Customer Care..........................              68,508              51,187
    Canada.................................              20,161               4,650
    Corporate..............................             169,390               6,865
                                                       --------            --------
                                                       $317,858            $104,747
                                                       ========            ========

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company's business strategy, including its use of cash and cash equivalents; reliance on certain customers; projected capital expenditures; liquidity; Year 2000 disclosure, including statements regarding readiness, remediation, consequences and contingency plans; increased sales in future periods; the continuation of fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments

Overview

IDRC Merger Agreement

On January 14, 1999, we entered into a merger agreement with International Data Response Corporation ("IDRC") and its majority stockholders. This agreement was amended on February 26, 1999 and May 13, 1999 and was consummated on June 30, 1999. Under this agreement, the holders of outstanding shares of IDRC common stock, options and warrants were entitled to receive their pro rata portion of an aggregate of 9.2 million shares of TeleSpectrum common stock and warrants exercisable for 2.5 million shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6.0 million in cash, plus all accrued and unpaid dividends of $1.4 million. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4.9 million for a term note from us. This note is payable one year from the closing and bears interest at 10.0%. We accounted for the IDRC merger as a purchase pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations." Of the shares of TeleSpectrum common stock issuable to the holders of IDRC common stock and options, an aggregate 1,730,977 shares/options were placed in escrow, as required by the merger agreement, to secure the indemnification obligations of the IDRC security holders to TeleSpectrum. The term of the escrow is for 15 months and is governed by an indemnity escrow agreement.

These shares represent "contingent consideration" and in accordance with APB No. 16 will not be reflected as part of the purchase price until the contingency is determinable. At closing, IDRC had a contingent liability related to a claim by certain of its shareholders. On July 19, 1999, this claim was settled for $1.9 million. 275,153 shares were initially released from the escrow to satisfy the majority of this claim.

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

CRW Merger Agreement

On September 3, 1998, we entered into a merger agreement with CRW Financial, Inc. ("CRW"). This agreement was amended on December 30, 1998 and was consummated on June 30, 1999. Under this agreement each outstanding share of CRW common stock was exchanged for .709 of a share of TeleSpectrum common stock. In addition, each outstanding option to purchase shares of CRW common stock was exchanged for an option to purchase .709 of a share of TeleSpectrum common stock. The warrants issued by CRW to purchase 0.7 million shares of our common stock owned by CRW were unaffected by this merger. Immediately prior to the merger, CRW did not have any continuing business operations and its only significant asset was 6.9 million shares of our common stock. For financial reporting purposes, we treated the exchange of our shares of common stock for shares of CRW common stock as a treasury stock transaction. The transaction did not have an effect on our net income or loss, but did effect our net income or loss per share.

Litigation with NTC

In July 1998, we commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a NTC. We filed suit as part of our efforts to collect approximately $4.7 million of accounts receivable from telemarketing services performed on behalf of NTC. NTC filed a counter suit against us alleging breach of contract and fraud. We believe that NTC's claims against us

                 TeleSpectrum Worldwide Inc. and Subsidiaries

are without merit. In February 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. We have established a reserve for all amounts due from NTC.

Results of Operations

The following discussions should be read in connection with the Condensed Consolidated Financial Statements contained within this report on Form 10Q. During the third quarter of 1999, the Company has changed its presentation of operating expenses in the Condensed Consolidated Statements of Operations. Cost of services now represents all costs incurred at the call centers. All remaining costs including account management, management information systems and human resouces are included in SG&A. This reclassification has been made for all periods presented.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Comparison of the results of operations for the three months ended September 30, 1999 to the three months ended September 30, 1998.

                                                                         Results Of Operations
                                                                         (Dollars In Millions)
                                                 ----------------------------------------------------------------------
                                                   Three Months          As a          Three Months          As a
                                                      Ended         Percentage Of         Ended         Percentage Of
                                                  September 30,        Revenues       September 30,        Revenues
                                                       1999        ----------------        1998        ----------------
                                                 ----------------                    ----------------
Revenues:
  Telemarketing................................       $42.4               49%             $28.7               65%
  Customer care................................        29.8               34               12.6               28
  Canada.......................................        14.3               17                3.2                7
                                                      -----              ---              -----              ---
Total revenue..................................        86.5              100               44.5              100
Cost of services:
  Telemarketing................................        31.8               75               22.9               80
  Customer care................................        21.6               73                7.6               61
  Canada.......................................        10.6               74                2.3               71
                                                      -----              ---              -----              ---
Total cost of services.........................        64.0               74               32.8               74

Total selling, general and administrative......        16.2               19                8.5               19
Amortization of goodwill.......................         1.8                2                0.3                1
                                                      -----              ---              -----              ---
Total operating expenses.......................        82.0               95               41.6               94
                                                      -----              ---              -----              ---

Operating income...............................         4.5                5                2.9                6

Interest expense, net..........................         2.8                3                0.2                0
                                                      -----              ---              -----              ---
Income before taxes............................         1.7                2                2.7                6

Income taxes...................................           -                -                  -                -
                                                      -----              ---              -----              ---
Net income.....................................       $ 1.7                2%             $ 2.7                6%
                                                      =====              ===              =====              ===

Revenues

Our total revenues for the three months ended September 30, 1999 were $86.5 million, representing an increase of 94% from $44.5 million for the three months ended September 30, 1998. This increase is primarily the result of the IDRC merger, increased fulfillment revenues, increased volume and higher revenue per hour. Fulfillment services involve filling orders received through telemarketing. Approximately 10.7% of total revenues for the three months ended September 30, 1999 were generated by services provided on behalf of one client in the telecommunications industry and is reported in our customer care segment.

Telemarketing Segment

Our telemarketing segment revenues were $42.4 million for the three months ended September 30, 1999. These revenues accounted for 49% of our total revenues and represent an increase of $13.7 million or 48% from telemarketing revenues of $28.7 million for the three months ended September 30, 1998. The increase in telemarketing revenues is primarily attributable to the IDRC merger of $11.1 million, an increase in fulfillment revenues of $1.6 million provided through a third party, a $1.5 million increase associated with revenue per hour and decreased volume of $0.5 million. Revenue from services initiated for new clients totaled $1.8 million, and net new services for existing clients totaled $0.6 million offset by lost or terminated clients of $1.4 million.

Customer Care Segment

Our customer care segment revenues were $29.8 million for the three months ended September 30, 1999. These revenues accounted for 34% of our total revenues and increased by $17.2 million or 137% from the three months ended September 30, 1998. In addition to $12.4 million in revenue gained through the IDRC merger this increase was attributable to revenues generated from services initiated for new clients of $4.1 million, and from net new services for existing clients for $1.6 million offset by lost or terminated clients of $0.9 million.

Canada Segment

Our Canada segment revenues were $14.3 for the three months ended September 30, 1999. These revenues accounted for 17% of our total revenues and increased by $11.1 million or 341% from the three months ended September 30, 1998. The increase in revenue is primarily attributable to the IDRC merger which resulted in three additional call centers.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Cost of Services

Our cost of services were $64.0 million for the three months ended September 30, 1999, an increase of $31.2 million or 95% from cost of services of $32.8 million for the three months ended September 30, 1998. As a percentage of total revenues, cost of services were 74% for each of the three months ended September 30, 1999 and 1998.

Telemarketing Segment

Our telemarketing segment cost of services for the three months ended September 30, 1999 were 75% of telemarketing revenues and increased by $8.9 million or 39% from the three months ended September 30, 1998. Costs of services for the three months ended September 30, 1998 were 80% of telemarketing revenues. The decrease in cost of services as a percentage of revenues is attributable to higher capacity utilization, operational efficiencies and increased revenue per hour.

Customer Care Segment

Our customer care segment cost of services accounted for 73% of our customer care revenues for the three months ended September 30, 1999 and increased by $14.0 million or 184% from the three months ended September 30, 1998. Cost of services for the three months ended September 30, 1998 were 61% of customer care revenues. The increase as a percentage of revenues is due to a change in the client mix, inefficiencies and start up costs relating to the opening/ transferring of three call centers and an increase in infrastructure to support higher volumes.

Canada Segment

Our Canada segment cost of services accounted for 74% of our Canada segment revenues for the three months ended September 30, 1999 and increased by $8.3 million or 361% from the three months ended September 30, 1998. Cost of services for the three months ended September 30, 1998 were 71% of Canada segment revenues. By the end of the second quarter of 1998 all Canadian operations were terminated except for one call center in Winnipeg, therefore the infrastructure costs were lower during the third quarter of 1998.

Selling General and Administrative

SG&A expenses were $16.2 million for the three months ended September 30, 1999, an increase of $7.7 million or 89% from the three months ended September 30, 1998. As a percentage of total revenue, SG&A expenses were 19% for each of the three months ended September 30, 1999 and 1998. The overall increase during the three months ended September 30, 1999 relates primarily to charges incurred with the integration of IDRC and the associated costs of redundant overhead.

Amortization of Goodwill

Our goodwill amortization was $1.8 million, representing 2% of total revenues for the three months ended September 30, 1999, and increased by $1.5 million or 508% from the three months ended September 30, 1998. This increase is entirely attributable to the IDRC merger.

Interest Expense, net

We incurred net interest expense of $2.8 million for the three months ended September 30, 1999 which represented an increase of $2.6 million from the three months ended September 30, 1998. This increase in interest expense is primarily attributable to increased debt levels from the IDRC merger less amounts capitalized on software development projects.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Results of Operations

The following discussions should be read in connection with the Condensed Consolidated Financial Statements contained within this report on Form 10Q.

Comparison of the results of operations for the nine months ended September 30, 1999 to the nine months ended September 30, 1998.

                                                                          RESULTS OF OPERATIONS
                                                                          (Dollars In Millions)
                                                 -----------------------------------------------------------------------
                                                   NINE MONTHS           AS A        NINE MONTHS ENDED        AS A
                                                      ENDED         PERCENTAGE OF      SEPTEMBER 30,     PERCENTAGE OF
                                                  SEPTEMBER 30,        REVENUES            1998             REVENUES
                                                       1999        ----------------  -----------------  ----------------
                                                 ----------------
Revenues:
  Telemarketing................................       $101.6               56%            $ 76.0                61%
  Customer care................................         58.9               33               37.9                31
  Canada.......................................         20.5               11               10.5                 8
                                                      ------              ---             ------               ---
Total revenue..................................        181.0              100              124.4               100
Cost of services:
  Telemarketing................................         75.6               74               64.2                84
  Customer care................................         39.8               68               25.4                67
  Canada.......................................         14.7               72                8.9                85
                                                      ------              ---             ------               ---
Total cost of services.........................        130.1               72               98.5                79

Total selling, general and administrative......         39.3               22               34.7                28
Amortization of goodwill.......................          2.4                1                0.9                 1
                                                      ------              ---             ------               ---
Total operating expenses.......................        171.8               95              134.1               108

Operating income (loss)........................          9.2                5               (9.7)               (8)

Interest expense, net..........................          3.7                2                1.1                 1
                                                      ------              ---             ------               ---
Income (loss) before taxes.....................          5.5                3              (10.8)               (9)

Income tax benefit.............................            -                -                0.3                 -
                                                      ------              ---             ------               ---
Income (loss) from continuing operations.......          5.5                3              (10.5)               (9)
Income from discontinued operations
     (net of tax)..............................            -                -                0.5                 1
                                                      ------              ---             ------               ---
Net income (loss)..............................       $  5.5                3%            $(10.0)               (8)%
                                                      ======              ===             ======               ===

Revenues

Our total revenues for the nine months ended September 30, 1999 were $181.0 million, representing an increase of 46% from $124.4 million for the nine months ended September 30, 1998. This increase is primarily the result of the IDRC merger, increased fulfillment revenues, increased volume and higher revenue per hour. Fulfillment services involve filling orders received through telemarketing. Approximately 11.6% of total revenues for the nine months ended September 30, 1999 were generated by services provided on behalf of one client in the telecommunications industry and is reported in our telemarketing segment.

Telemarketing Segment

Our telemarketing segment revenues were $101.6 million for the nine months ended September 30, 1999. These revenues accounted for 56% of our total revenues and represent an increase of $25.6 million or 34% from the telemarketing revenues of $76.0 million for the nine months ended September 30, 1998. The increase in telemarketing revenues is primarily attributable to the IDRC merger of $11.1 million, an increase in fulfillment revenues of $7.3 million provided through a third party, a $3.6 million increase associated with revenue per hour and increased volume of $3.6 million. Revenues from services initiated for new clients of $4.1 million, and from net new services for existing clients totaled $15.4 million offset by lost or terminated clients of $12.3 million.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Customer Care Segment

Our customer care segment revenues were $58.9 million for the nine months ended September 30, 1999. These revenues accounted for 33% of our total revenues and increased by $21.0 million or 55% from the nine months ended September 30, 1998. In addition to IDRC's $12.4 million in revenue, services initiated for new clients totaled $5.1 million, and net new services for existing clients totaled $4.9 million offset by lost or terminated clients of $1.4 million.

Canada Segment

Our Canada segment revenues were $20.5 million for the nine months ended September 30, 1999. These revenues account for 11% of our total revenue and represent an increase of $10.0 million or 96% from the nine months ended September 30, 1998. The IDRC merger resulted in additional Canadian call centers which accounts for the majority of the increase.

Cost of Services

Our cost of services were $130.1 million for the nine months ended September 30, 1999, an increase of $31.6 million or 32% from cost of services of $98.5 million for the nine months ended September 30, 1998. As a percentage of total revenues, cost of services were 72% and 79% for the nine months ended September 30, 1999 and 1998 respectively.

Telemarketing Segment

Our telemarketing segment cost of services for the nine months ended September 30, 1999 were 74% of telemarketing revenues and increased by $11.4 million or 18% from the nine months ended September 30, 1998. Cost of services for the nine months ended September 30, 1998 were 84% of telemarketing revenues. The decrease in cost of services as a percentage of revenues is attributable to higher capacity utilization, operational efficiencies and increased revenue per hour.

Customer Care Segment

Our customer care segment cost of services accounted for 68% of our customer care revenues for the nine months ended September 30, 1999 and increased by $14.4 million or 57% from the nine months ended September 30, 1998, which reflected cost of services as 67% of revenue, remaining consistent with 1999.


Canada Segment

Our Canada segment cost of services accounted for 72% of our Canada segment revenues for the nine months ended September 30, 1999 and increased by $5.8 million or 65% from the nine months ended September 30, 1998. Cost of services for the nine months ended September 30, 1998 were 85% of Canada segment revenues. As discussed earlier the Company significantly wound down its operations during the first half of 1998 which caused the operating costs to increase as a percentage of revenue.

Selling General and Administrative

SG&A expenses were $39.3 and $34.7 million for the nine months ended September 30, 1999 and 1998, respectively. As a percentage of total revenue, SG&A expenses were 22% and 28% for the nine months ended September 30, 1999 and 1998, respectively. The decrease in SG&A expenses as a percentage of revenue is attributable to incremental nonrecurring charges offset by continuing corporate overhead reductions for the nine months ended September 30, 1999.

SG&A nonrecurring charges for the nine months ended September 30, 1999 amounted to $4.7 million, comprised of $2.6 million in bad debt provision which related to NTC, a telemarketing customer that ceased operations in July 1998, $1.5 million of severance, compensation and consulting charges associated with the CRW and IDRC mergers and $0.6 million of other charges.

SG&A nonrecurring charges for the nine months ended September 30, 1998 amounted to $3.0 million and includes a $1.3 million severance charge, $2.3 million provision for bad debts related to NTC, offset by a reduction in employee benefit accruals of $0.6 million.

SG&A expenses without these nonrecurring charges would have amounted to $34.6 million and $31.7 million or 19% and 25% as a percentage of revenue for the nine months ended September 30, 1999 and 1998, respectively.

Amortization of Goodwill

Our goodwill amortization was $2.4 million, representing 1% of total revenues for the nine months ended September 30, 1999, and increased by $1.5 million or 169% from the nine months ended September 30, 1998. This increase is attributable to the IDRC merger.

Interest Expense, net

We incurred interest expense of $3.7 million for the nine months ended September 30, 1999, which represented an increase of $2.6 million from the nine months ended September 30, 1998. This increase in interest expense is primarily attributable to the IDRC merger less amounts capitalized on software development projects.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Income Tax Benefit

The income tax benefit from continuing operations for the nine months ended September 30, 1998 represents the offset of the provision for income taxes from discontinued operations.

Income from Discontinued Operations

In January 1998, the Company sold its former Market Research Segment business and in March 1998 the Company consummated the sale of its former Direct Mail and Fulfillment Segment business. For the nine months ended September 30, 1998, the Company accounted for the results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations. Income from discontinued operations for the nine months ended September 30, 1998 amounted to $0.5 million (net of tax).

                 TeleSpectrum Worldwide Inc. and Subsidiaries

Liquidity and Capital Resources


Dollars in Millions                                  Nine Months           Nine Months
                                                        Ended                 Ended
Cash Flows Provided By (Used In):                    September 30,        September 30,
                                                         1999                 1998
-----------------------------------------------  --------------------  --------------------

Operating Activities...........................          2.2                  (8.1)
Investing Activities...........................        (17.1)                 33.1
Financing Activities...........................         14.0                 (25.7)

For the nine months ended September 30, 1999

The $2.2 million of cash provided by operating activities consisted of $5.5 million of net income and non cash items including depreciation and amortization of $11.4 million and $5.4 million of bad debts, offset by working capital requirements including an increase in accounts receivable of $11.0 million and a $5.5 million decrease in accounts payable.

The $17.1 million of cash used in investing activities primarily consisted of property and equipment purchases attributable to maintaining and enhancing our technology platforms and the opening/transferring of three call centers.

The $14.0 million of net cash provided by financing activities primarily consisted of borrowings related to long-term debt.

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized on a straight line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which $.4 million was outstanding at September 30, 1999. At September 30, 1999, the Company had $28.6 million in outstanding borrowings and $16.0 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $1.83 million for the remainder of 1999, $8.0 million in 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.1 million for the remainder of 1999, $0.3 million in 2000 and 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.1 million for the remainder of 1999, $0.4 million in 2000 and 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.75% or LIBOR plus 3.25% for the Term A and working capital revolver facilities; prime plus 2.25% or LIBOR plus 3.75% for the Term B facility and prime plus 2.75% or LIBOR plus 4.25% for the Term C facility. At September 30, 1999, the weighted average interest rate payable under the Credit Facilities was 9.39%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the nine months ended September 30, 1999 and 1998, the weighted average interest rate on borrowings under the Secured Credit Facility was 9.15% and 8.90%, respectively.

We believe that our existing cash balances, and borrowings available under our $135.0 million Credit Facilities will be sufficient to meet our operating and capital needs into 2000. The amount of future capital expenditures will be highly dependent on future revenue growth.

For the nine months ended September 30, 1998
--------------------------------------------


The $8.1 million of cash used in operating activities consisted of $7.7 million used in continuing operations and $0.4 million used in discontinued operations. The $7.7 million of cash used in continuing operations was principally related to operating losses and the funding of working capital requirements.

The $33.1 million of cash provided by investing activities primarily consisted of $38.0 million of proceeds from the sale of the Market Research and the Direct Mail and Fulfillment Segments in February and April of 1998, primarily offset by $4.3 million of purchases of property and equipment.

The $25.7 million of net cash used in financing activities primarily consisted of $26.4 million of net payments under our secured credit facility, $0.8 million of other debt payments offset by proceeds from stock transactions of $1.5 million.

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

Our core business systems are in the process of receiving Year 2000 compliant upgrades furnished by our vendors or being rewritten to be Year 2000 compliant. We are developing TESS to replace many of our current data processing systems. We believe that our core business systems will be ready to successfully recognize years beginning with 2000. Although we have received compliance information from many suppliers, we are unable to predict the extent to which our suppliers will be affected by the Year 2000 issue. We are also unable to predict the extent to which we may be vulnerable to a supplier's inability to remedy any issues in a timely manner. This matter is most prevalent with our telecommunications service suppliers.

                 TeleSpectrum Worldwide Inc. and Subsidiaries

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

We pay interest to the Credit Facilities banks based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the Credit Facilities at September 30, 1999, we would be required to pay an additional $1.2 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we have in place two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts of $29.5 million. The interest rate cap agreements expire on September 30, 2002. These interest rate caps are required under the terms of the $135.0 million Credit Facilities, which dictates that we establish and maintain three-year interest rate caps at 200 basis points above the three-month LIBOR rate with notional amounts not less than 66.0% of the term loan balance. The three-month LIBOR interest rate was approximately 5.62% at September 30, 1999.

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

                 TeleSpectrum Worldwide Inc. and Subsidiaries

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


                                              TeleSpectrum Worldwide Inc.
                                  ----------------------------------------------
                                                    (Registrant)


                                  /s/  Keith E. Alessi
                                  ----------------------------------------------
                                                    Keith E. Alessi
                                                Telespectrum Worldwide Inc.
                                         President and Chief Executive Officer


     Date: November 15, 1999      /s/  Paul Grinberg
                                  ----------------------------------------------
                                                  Paul Grinberg
                                             TeleSpectrum Worldwide Inc.
                                              Chief Financial Officer