Form 10-K405
period 1999-12-31
TELESPECTRUM WORLDWIDE INC
filed 2000-03-10
CIK 1014960

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________

                                   FORM 10-K

(Mark One)

       [X] Annual report pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                      or

       [_]  Transition report pursuant to section 13 or 15(d) of The Securities
            Exchange Act of 1934 for the transition period from        to

                          Commission File No. 0-21107

                               ________________

                          TeleSpectrum Worldwide Inc.
                          ---------------------------
            (Exact Name Of Registrant As Specified In Its Charter)

                   Delaware                               23-2845501
                  ----------                              ----------
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

                               ________________

          Securities registered pursuant to section 12(b) of the Act:

                                                    Name of each exchange
            Title of each class                      on which registered
            -------------------                      -------------------
                   None                                      None

          Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

                               ________________

  Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   [X]         No

                               ________________

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 29, 2000 the aggregate market value of the common stock held by non-affiliates of the registrant was $243,971,000. Such aggregate market value was computed by reference to the closing sale price of the common stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the registrant.

  As of February 29, 2000, there were 38,805,613 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statements for Registrant's 2000 Annual Meeting of Stockholders - Items 10, 11, 12 and 13.

================================================================================

                               TABLE OF CONTENTS

                                    PART I
Item 1.   Business....................................................................................    1
Item 2.   Properties..................................................................................    5
Item 3.   Legal Proceedings...........................................................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........................................    6

                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters...................    6
Item 6.   Selected Financial Data.....................................................................    6
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......   10
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..................................   20
Item 8.   Financial Statements and Supplementary Data.................................................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   21

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........................................   21
Item 11.  Executive Compensation......................................................................   21
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................   21
Item 13.  Certain Relationships and Related Transactions..............................................   21

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Report on Form 8-K..............................   21
          Index to Financial Statements and Schedule..................................................  F-1

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Form 10-K including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include the words "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors", could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

  .  our significant debt service obligations;
  . our need to obtain additional financing to pursue our business objectives; . our increased debt restricting our ability to obtain financing or pursue other business objectives;
  . our profitability is sometimes dependent on one or more significant clients;
  . adverse effects on profitability if we do not maintain sufficient capacity utilization;
  . adverse effects on our company if we do not obtain and implement new or enhanced technology;
  . adverse effects on our profitability if we do not avoid high personnel turnover;
  .  our reliance on telecommunications companies;
  . fluctuations in quarterly operating results causing our stock price to change; and
  . events directly or indirectly relating to our company causing our stock price to be volatile.

                          TELESPECTRUM WORLDWIDE INC.

                                    PART I


Item 1.  Business

We began our operations when we completed our initial public offering in 1996 and on the same day acquired our six initial operating businesses. Through acquisitions in 1996 and 1997 and our merger of International Data Response Corporation in 1999, we expanded our capabilities beyond traditional telemarketing and outsourced call center services. Today, in addition to our primary telemarketing services, we are a leading provider of multi-channel Customer Relationship Management solutions (or CRM) to large corporations and high-growth technology companies. We provide our clients with a full service menu of customer relationship management capabilities over interactive channels so that their customers may interact with our representatives through the telephone, e-mail, the Internet and facsimile. Our telemarketing and CRM services currently include inbound and outbound telemarketing, inbound customer service, interactive voice response, customer care, customer care consulting, call center management and e-channel customer care.

During the first quarter of 2000, we retained an investment banker to raise capital to assist in the strategic initiatives of our multi-channel CRM services. In addition, we are evaluating alternative business growth strategies surrounding multi-channel CRM solutions including, but not limited to, independently operating and raising capital relative to these businesses.

Industry Overview

The telemarketing and multi-channel CRM industries in which we compete have experienced significant change in recent years. Advances in computer and telecommunications technology have assisted telemarketing and CRM companies to more accurately identify and contact current and prospective customers, as well as provide more accurate, timely and complete customer and product information to the representatives providing services to the customer. Providers of telemarketing and CRM services can offer clients economies of scale in sharing the cost of new technology among a larger base of users than might be possible with in-house operations, while at the same time better matching available capacity to fluctuating client demand.

In the last few years the traditional customer service industry has changed from offering traditional telephone based services to providing a full variety of service solutions. The new ways in which companies interact with their customers has spurred on the emergence of multi-channel CRM - the practice of identifying, attracting and retaining customers to generate profitable revenue growth for clients by providing a full range of interactive customer services. The industry has responded with the technology and mechanisms to provide solutions to clients for dealing with their customers throughout the customer lifecycle by providing multiple channel capabilities. Thus, the customer is serviced not only through the telephone, but also through email, the Internet and facsimile.

In the CRM industry, a significant portion of CRM services are currently performed by prospective clients' in-house operations. This provides a significant outsourcing opportunity for CRM providers. We believe that the market for CRM solutions will further increase due to the growth of the e-channel service needs of brick and mortar companies as they extend their channel reach into e-commerce and with the growth of their customer base, the increased needs of e-commerce companies to service their customers through multiple communication channels and particularly through the Internet.

Services Overview

We are currently positioned to take advantage of the rapidly growing market presented by Internet technologies, the emerging customer care needs resulting from the new ways in which companies interact with their customers, and the expanding needs of e-commerce companies to respond to and service their customers. In September 1999, we launched ChannelCare, our branded multi-channel CRM platform. Through ChannelCare, we can deliver seamlessly integrated business solutions. ChannelCare provides web-based sales and service, e-mail response, web telephony, video and real-time chat and traditional customer service solutions within a multi-channel contact environment.

In February 2000, we created eSatisfy.com, Inc., (e-Satisfy), a business-to-business Internet company formed to measure, monitor and improve the customer service experience. We created e-Satisfy by combining the business of our CRM advisory division, TARP, with that of Customer Insites, Inc., (CI), an Internet satisfaction measurement company that we recently acquired. e-Satisfy specializes in "cross channel" customer satisfaction measurement, targeting both large brick and mortar companies, TARP's traditional customer base and emerging e-commerce companies, CI's target customer base. e-Satisfy, with its multi-site data collection, storage and feedback network, is uniquely positioned to offer companies valuable measurement tools to compete in today's Internet-based economy.

Our call centers continue to provide traditional forms of customer service to our clients. These services include responding to customer calls via customer service representatives (CSRs), interactive voice response services, call center management and consulting services. Responding to customer calls involves the processing of customer inquiries by CSRs. The customer will typically call a toll-free "800" or "888" number which is routed to one of our centers. The incoming call is identified by the number dialed and linked to the CSR that is best trained and available to handle the call. At the same time, through the latest computer telephony integration (CTI) technology, relevant customer and/or product information is delivered to the CSRs computer screen, complete with prompts and response text necessary to handle the inquiry. When the call is completed, information gathered is stored and delivered back to the client's central data files. Our interactive voice response services involve responding to incoming customer calls via automated systems. Where required, these calls are transferred to CSRs. Our consulting services involve conducting research surveys that assess the effectiveness of a clients' customer service efforts. Our call center management services involve running most aspects of a client's call center, including recruiting and staffing the CSRs, managing the operations and providing reports that analyze the performance of the client's call center.

We also provide business to consumer and business to business outbound telemarketing services which are today also referred to as customer acquisition services. These services involve the placing of telephone calls on behalf of our clients, normally as part of our clients' efforts to sell their products or
services, or to obtain new customers.   Our clients provide us with the list of
customers or prospective customers to be called. These lists consist of individuals or businesses that have characteristics that would indicate that they are potential purchasers of a client's products or services. Our telemarketing sales representatives (TSRs) use prepared scripts when making the calls. These scripts are either prepared by our client or us and contain written questions and answers that are designed to assist the TSR in handling these calls. We use our computerized call management systems to make these calls. These systems have predictive dialers that automatically dial telephone numbers, determine if live connections have been made and present connected calls to our TSRs.

Information Technology

The growth of Internet usage and the increasing need to provide consistent, personalized customer service for Internet users has driven convergence of the traditional call center and the Internet. Our technology infrastructure and ChannelCare technology platform are positioned to capitalize on this opportunity by augmenting our traditional telephone based support capabilities with the means to support customer web interactions such as e-mail, web chat, web callback, Voice over the Internet, video, and fax.

The ChannelCare platform is based upon industry leading package software technologies, including Siebel's Systems Call Center and e-business and Genesys' Labs CTI and Internet Suite.

ChannelCare capabilities allow us to provide personalized, effective, and efficient interactions between our CSRs and our clients' customers. For example, we have the ability to analyze data about customers gathered over multiple communication channels, and through intelligent contact routing, we can direct customers to the CSR that is best able to provide personalized service for their customer care needs. We can also service those customers through our universal CSR capabilities, whereby any one CSR may service a customer through the Internet, e-mail and the telephone, all at the same time. Our platform further enables CSRs to share content, applications and graphical materials with customers and collaborate with them through the Internet in real time. Through web self-service, customers can create their own service requests to our CSRs over the Internet. We also have the ability to use data that has been gathered about our clients' customers to create targeted, personalized e-mail marketing campaigns.

Our technology infrastructure supports our traditional call center functions and the capabilities that can be delivered through ChannelCare. Our technology infrastructure offers a highly scalable and reliable environment for processing customer interactions. The infrastructure utilizes state-of-the-art technologies from Hewlett Packard (Unix), Oracle, EMC, Cisco, and Microsoft.
The infrastructure allows us to seamlessly interact with our clients' systems and to provide software solutions that are specifically tailored to our clients' needs.

investment directed towards developing a proprietary e-business layer built on top of our core vendor technologies, and the formation of strategic technology partnerships, we will further enhance our technology capabilities already available to our clients.

Competition

The telemarketing and CRM industries are intensely competitive. We compete with numerous independent telemarketing and CRM firms as well as the in-house operations of many of our existing or prospective clients. We compete for telemarketing and CRM services based on quality, technological expertise, customer service, price, value, range of service offerings, and available capacity.

Most businesses that are significant consumers of telemarketing and CRM services utilize more than one firm to outsource their business and often reallocate work among various firms from time to time. Clients often request telemarketing and CRM services to be provided on an individual project basis and we frequently are required to compete for individual projects as they are initiated.

Sales and Marketing

As of December 31, 1999, we employed 21 sales personnel. Sales personnel are compensated by salary and commissions based on sales performance.

We generally operate under short-term cancelable contractual relationships with our telemarketing clients. Our CRM client contracts are generally for one to three years. Our prices often include an initial fee, a base service charge and separate charges for ancillary services. Service charges for telemarketing and CRM services are based upon hourly rates or minute rates. Charges for other services are normally assessed on a fee-for-service basis.

Targeted Industries

We target our marketing efforts toward clients in the following principal industries:

Telecommunications

We provide customer acquisition services for major telecommunications companies for their long distance, cellular and cable products and services. We also provide customer acquisition services for regional telecommunications companies for their advanced telephone features. We offer these clients telemarketing services for their consumer and business customers. In addition, we answer incoming customer service calls and provide customer care consulting services for the telecommunications industry. The telecommunications industry provided 32% and 27% of our total revenues in 1999 and 1998, respectively.

Financial Services

We provide banks and other financial services clients with a wide range of services, including:

     .  acquiring new customers;
     .  encouraging product use;
     .  encouraging balance transfers;
     .  regaining customers; and
     .  customer service.

The financial services industry provided 28% and 23% of our total revenues in 1999 and 1998, respectively.

Insurance

We work with large consumer insurance companies and their agents, complementing their sales efforts by telemarketing products such as life and accidental death and dismemberment insurance. In addition, we answer incoming customer service and sales calls. As of December 31, 1999, we employed 327 licensed insurance agents collectively holding state insurance licenses from 48 states. These agents provide customer acquisition services for our clients. The insurance industry provided 10% of our total revenues in 1999 and 1998.

Pharmaceutical and Health Care

We provide our pharmaceutical clients with product support and customer service for their business and consumer customers. We also perform customer care consulting for clients in the health care industry.

Utilities

We provide large public and private utilities with the following services:

     .  deregulation education for consumers;
     .  customer service;
     .  consumer affairs services;
     .  collection efforts; and
     .  customer service surveys.

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

Government

We provide government agencies and quasi-government agencies with a wide range of services either directly or through strategic alliances. These services include customer service and transaction processing.

In addition to the clients that we target in the foregoing industries, our CRM initiatives through e-Satisfy and Channel Care are marketed towards traditional brick and mortar companies and e-commerce companies. We target traditional brick and mortar companies that own call centers or outsource voice support services and are extending their channel reach into e-commerce, and we target e-commerce companies that are experiencing high levels of growth, are developing their baseline customer care capabilities and have limited owned call center or e-care center infrastructures.

Personnel and Training

As of December 31, 1999, we employed approximately 9,065 individuals on a full-time basis and 325 individuals on a part-time basis. TSRs and CSRs account for approximately 7,085 employees of our total workforce of 9,390. Our ability to hire, train and manage qualified employees is critical to our ability to provide high quality services to our clients.

Government Regulation

Our sales practices are regulated at both the federal and state level. The Federal Telephone Consumer Protection Act of 1991, enforced by the Federal Communications Commission, imposes restrictions on unsolicited automated telephone calls to residential telephone subscribers. Under the TCPA it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call certain subscribers. The FCC rules further require telemarketers to have procedures in place to maintain lists of residential customers who do not want to receive telephone solicitations.

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

As of December 31, 1999 we operated the following material facilities:

                                                        Number Of
  TelemarketingCenters                                 Workstations
  --------------------                                 ------------


  Beckley, WV                                                   220
  Charleston, WV                                                240
  Endicott, NY                                                  240
  Fayetteville, NC                                              116
  Huntington, WV                                                240
  Salisbury, NC                                                 104
  Scranton, PA                                                  240
  Steubenville, OH                                              180
  Wheeling, WV                                                  240
  Winnipeg, Manitoba                                            218
  Phoenix, AZ                                                   180
  Aliquippa, PA                                                 180
  Pittsburgh, PA                                                180
  Duluth, MN                                                    182
  Fergus Falls, MN                                              114
  Bemidji, MN                                                   104
  Milbank, SD                                                   116
  North Bay, Ontario                                            190
  Toronto, Ontario                                              516
  St. Catherine, Ontario                                        228
                                                              -----
                                                              4,028
                                                              -----
  Customer Care Centers
  ---------------------
  Annapolis, MD                                                 200
  Arlington, VA                                                 N/A
  Linthicum, MD                                                 136
  London, U.K.                                                  N/A
  Woodlawn, MD                                                  347
  Buffalo, NY                                                   312
  San Diego, CA                                                 444
  Chantilly, VA                                                  66
  Barbourville, KY                                              126

  King of Prussia, PA                                           105
  Phoenix, AZ                                                   250
                                                              -----
                                                              1,986
                                                              -----
Customer Care Managed Centers
-----------------------------
  White Plains, NY                                               50
  Littleton, MA                                                  77
  Cheektowaga, NY                                               230
                                                              -----
                                                                357
                                                              -----
  Total                                                       6,371
                                                              -----

The customer care managed centers are not owned or leased by us, but are operated as managed call centers for our clients.

Item 3.   Legal Proceedings

We are from time to time involved in litigation incidental to our business. We do not believe that the resolution of any existing litigation will result in a material adverse effect on our business, results of operations, or financial condition. See Note 8 to our Consolidated Financial Statements.

Item 4.   Submission Of Matters To A Vote Of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 1999.


                                    PART II

Item 5.   Market For The Registrant's Common Equity And Related Stockholder
Matters

Our common stock trades on the NASDAQ National Market under the symbol TLSP. The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported on the NASDAQ National Market, since 1997.

                                                           High        Low
                                                          -------    -------
  1997
     First Quarter                                        $17.875    $10.375
     Second Quarter                                        16.750      6.781
     Third Quarter                                          9.000      4.250
     Fourth Quarter                                         6.500      2.969
  1998
     First Quarter                                          7.250      2.750
     Second Quarter                                        11.000      5.813
     Third Quarter                                          9.125      3.625
     Fourth Quarter                                        10.688      7.250
  1999
     First Quarter                                         12.000      7.938
     Second Quarter                                         8.563      6.063
     Third Quarter                                          8.375      5.250
     Fourth Quarter                                         7.625      4.000

On February 29, 2000, the closing price for a share of common stock as reported by the NASDAQ National Market was $7.94. We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by the board of directors in light of conditions then existing, including our earnings, financial condition, bank covenants and capital requirements.

Item 6.   Selected Financial Data

The following selected financial data was derived in part from our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

During 1999 we began reporting operating expenses differently from the historical presentation in order to be more consistent with industry practices. The principal change relates to the components of two line items - Cost of Services and Selling, General and Administrative. Cost of Services now reflects only those costs that are directly associated with the operation of a call center. All other costs, including account management, management information systems and human resources, are included in Selling, General and Administrative. This reclassification has been made for all periods presented.


                          TeleSpectrum Worldwide Inc.

                           Selected Financial Data
                                 (continued)



                                                                                                             Period from
                                                                                                           April 26, 1996
                                                                                                           (Inception) to
                                                                                Year Ended  December 31      December 31,
                                                                                -----------------------
                                                                       1999(3)       1998         1997(2)       1996(1)
                                                                       ----          ----         ----          ----
                                                                              (In thousands - except per share amounts)
Statements Of Operations:
Revenues                                                               $266,810     $167,428    $ 178,922       $  53,154
                                                                       --------     --------    ---------       ---------
Operating Expenses:
  Cost of services                                                      195,573      130,406      154,846          33,010
  Selling, general and administrative                                    53,898       41,785       41,793          14,058
    Goodwill amortization (includes goodwill impairment charge
     of  $139,072 in 1997)                                                4,431        1,178      146,321/(2)/      2,147
                                                                       --------     --------    ---------       ---------
         Total operating expenses                                       253,902      173,369      342,960          49,215
                                                                       --------     --------    ---------       ---------
         Operating income (loss)                                         12,908       (5,941)    (164,038)          3,939
  Interest (expense) income, net                                         (7,026)      (1,246)      (1,876)            433
  Investment gain                                                             -            -        1,760               -
                                                                       --------     --------    ---------       ---------
         Income (loss) from continuing operations before taxes            5,882       (7,187)    (164,154)          4,372
  Income tax benefit (expense)                                                -          247        2,310          (1,693)
                                                                       --------     --------    ---------       ---------
     Income (loss) from continuing operations                          $  5,882     $ (6,940)   $(161,844)      $   2,679
                                                                       ========     ========    =========       =========

  Basic earnings (loss) per share from continuing operations           $   0.21     $  (0.27)   $   (6.42)      $    0.15
                                                                       ========     ========    =========       =========

  Diluted earnings (loss) per share from continuing operations         $   0.18     $  (0.27)   $   (6.42)      $    0.15
                                                                       ========     ========    =========       =========

                                                                                                December 31,
                                                                                              --------------
                                                                            1999            1998         1997            1996
                                                                            ----            ----         ----            ----
Balance Sheet Data:
  Cash and cash equivalents                                              $       -        $    794    $     774      $   28,171
  Working capital, including net assets of discontinued operations          13,912          16,702       20,655          49,373
  Total assets                                                             318,407         103,689      144,721         296,539
  Long-term debt, less current maturities                                  113,846           2,876        3,800           4,199
  Stockholders' equity                                                     139,433          76,568       80,377         240,511

_______________

(1) TeleSpectrum Worldwide Inc. was incorporated on April 26, 1996; accordingly, there are no historical results prior to that date.

(2) Includes goodwill impairment charge of $139.1 million recorded in the fourth quarter of 1997. See Note 2 to our Consolidated Financial Statements.

(3) Results include the merger with IDRC from June 30, 1999. See Note 3 to our Consolidated Financial Statements.

                          TeleSpectrum Worldwide Inc.

                            Selected Financial Data
                                  (continued)


             Predecessor Companies (Initial Operating Businesses)
             ----------------------------------------------------

                                                       Period from January 1,
                                                               1996
                                                           to August 12,        Fiscal Year Ended
                                                               1996                   1995
                                                               ----                   ----
                                                                      (in thousands)
Statements Of Operations:
SOMAR
   Revenues                                                    $26,421                $31,900
   Cost of services                                             21,406                 25,048
   Selling, general and administrative                           3,817                  5,162
   Operating income                                              1,198                  1,690
   Net income                                                      637                    979
NBG
   Revenues                                                     11,311                 12,829
   Cost of services                                              7,686                  8,572
   Selling, general and administrative                           1,645                  2,115
   Operating income                                              1,980                  2,142
   Net income                                                    1,868                  2,106
Reich
   Revenues                                                     14,558                 12,253
   Cost of services                                              8,550                  7,836
   Selling, general and administrative                           1,466                  2,534
   Operating income                                              4,542                  1,883
   Net income                                                    4,511                  1,840
TeleSpectrum Maryland
   Revenues                                                     10,529                 11,854
   Cost of services                                              6,974                  8,338
   Selling, general and administrative                           2,929                  3,072
   Operating income                                                626                    444
   Net income                                                      497                    278

                          TeleSpectrum Worldwide Inc.

                            Selected Financial Data
                                  (continued)


             Predecessor Companies (Initial Operating Businesses)
             ----------------------------------------------------

                                                                                    At Fiscal Year End
                                                                                            1995
                                                                                            ----
                                                                                       (in thousands)
Balance Sheet Data:
SOMAR
   Cash and cash equivalents                                                               $    25
   Working capital deficit                                                                  (1,990)
   Total assets                                                                             10,792
   Long-term debt, including capital lease obligations, less current portion                 1,639
   Stockholders' equity                                                                        771
NBG
   Cash and cash equivalents                                                                   700
   Working capital                                                                           1,270
   Total assets                                                                              4,234
   Long-term debt, including capital lease obligations, less current portion                   454
   Stockholders' equity                                                                      2,254
Reich
   Cash and cash equivalents                                                                   220
   Working capital                                                                             821
   Total assets                                                                              4,318
   Long-term debt, including capital lease obligations, less current portion                   371
   Stockholders' equity                                                                      1,668
TeleSpectrum Maryland
   Cash and cash equivalents                                                                    15
   Working capital                                                                              37
   Total assets                                                                              3,549
   Long-term debt, including capital lease obligations, less current portion                    57
   Stockholders' equity                                                                        687

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Form 10-K including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include the words "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors", could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     .    our significant debt service obligations;
     .    our need to obtain additional financing to pursue our business objectives;
     . our increased debt restricting our ability to obtain financing or pursue other business objectives;
     . our profitability is sometimes dependent on one or more significant clients;
     . adverse effects on profitability if we do not maintain sufficient capacity utilization;
     . adverse effects on our company if we do not obtain and implement new or enhanced technology;
     . adverse effects on our profitability if we do not avoid high personnel turnover;
     .    our reliance on telecommunications companies;
     . fluctuations in quarterly operating results causing our stock price to change; and
     . events directly or indirectly relating to our company causing our stock price to be volatile.

Results of Operations

Background

We provide services to our customers through our Telemarketing and Customer Care Segments. Customer Care encompasses our more traditional business line of inbound customer service, customer care, and customer care consulting as well as our more recent strategic initiatives into multi-channel Customer Relationship Management ("CRM") including web-based sales and service, e-mail response, web telephony, web chat, and fax.

On June 30, 1999 we completed mergers with International Data Response Corporation ("IDRC") and CRW Financial, Inc. ("CRW"). The CRW merger was recorded as a treasury stock transaction and accordingly, did not affect the results of operations during 1999. The IDRC merger was accounted for as a purchase, and accordingly the net tangible liabilities and results of operations of IDRC have been included in our consolidated financial statements commencing on June 30, 1999.

During the first quarter of 2000, we retained an investment banker to raise capital for e-Satisfy.com, Inc. - a company formed by merging TARP, our CRM advisory division, and Customer Insites, Inc., a company acquired in January 2000. The scope of the investment banker's engagement was then expanded to raise additional capital to assist in the strategic initiatives of ChannelCare, our multi-channel CRM platform. In addition, we are evaluating alternative business growth strategies surrounding our multi-channel CRM solutions including, but not limited to, independently operating and raising capital relative to these businesses.

During 1999 we began reporting operating expenses differently from the historical presentation in order to be more consistent with industry practices. The principal change relates to the components of two line items - Cost of Services and SG&A. Cost of Services now reflects only those costs that are directly associated with the operation of a call center. All other costs, including account management, management information systems and human resources, are included in SG&A. This reclassification has been made for all periods presented.

The following discussions should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements contained within this report on Form 10-K.

Comparison of the results of operations for 1999 to 1998.

                                                                           Results Of Operations
                                                                           (Dollars In Millions)
                                                                       ----------------------------

                                                       Year Ended          As A        Year Ended          As A
                                                       December 31,    Percentage Of   December 31,   Percentage Of
                                                          1999            Revenues        1998           Revenues
                                                       ------------    -------------   ------------   -------------
Revenues:
   Telemarketing                                           $177.8            67%          $115.8            69%
   Customer care                                             89.0            33             51.6            31
                                                           ------         -----           ------          ----
     Total revenues                                         266.8           100            167.4           100

Cost of services:
   Telemarketing                                            133.3            50             96.4            58
   Customer care                                             62.3            23             34.0            20
                                                           ------         -----           ------          ----
     Total cost of services                                 195.6            73            130.4            78
Selling, general and administrative                          53.9            20             41.7            25
Amortization of goodwill                                      4.4             2              1.2             -
                                                           ------         -----           ------          ----
     Total operating expenses                               253.9            95            173.3           103
                                                           ------         -----           ------          ----

Operating income (loss)                                      12.9             5             (5.9)           (3)

Interest expense, net                                        (7.0)           (3)            (1.3)           (1)
                                                           ------         -----           ------          ----
Income (loss) before taxes                                    5.9             2             (7.2)           (4)
Income tax benefit                                              -             -              0.2             -
                                                           ------         -----           ------          ----

Income (loss) from continuing operations                   $  5.9             2%          $ (7.0)           (4)%
                                                           ======         =====           ======          ====


Revenues

Our total revenues for 1999 were $266.8 million, representing an increase of 59% from 1998. This increase is largely a result of increased hours provided by the merger with IDRC or $72.0 million. Approximately 11% and 10% of 1999 and 1998 total revenue, respectively, was generated by services provided on behalf of a client in the telecommunications industry. The majority of this revenue was generated by the telemarketing segment.

Telemarketing Segment

Our telemarketing revenues were $177.8 million for 1999. These revenues accounted for 67% of our total revenues for 1999 and represent an increase of $62.0 million or 54% from telemarketing revenues of $115.8 million for 1998. The increase in telemarketing revenues is primarily attributable to our merger with IDRC which increased revenues by approximately $44.1 million and an increase in fulfillment revenues of $7.2 million. Services initiated for new clients totaled $4.8 million.

Customer Care Segment

Our customer care segment revenues were $89.0 million for 1999. These revenues accounted for 33% of our total revenues for 1999 and increased by $37.4 million or 72% from customer care revenues of $51.6 million for 1998. The increase in revenues for 1999 was attributable to our merger with IDRC which increased revenues by approximately $27.8 million and additional customer growth of $9.6 million reflecting increased capacity with the number of call centers, exclusive of IDRC, going from 5 in 1998 to 10 in 1999.

Cost of Services

Our cost of services were $195.6 million for 1999 an increase of $65.2 million or 50% from cost of services of $130.4 million for 1998. As a percentage of total revenues, cost of services were 73% and 78% for 1999 and 1998, respectively.

Telemarketing Segment

Our telemarketing segment cost of services for 1999 were 75% and 83% of telemarketing revenues in 1999 and 1998, respectively and increased by an aggregate of $36.9 million or 38% from 1998. The lower operating cost margins were due to lower administrative labor costs, slightly higher revenue per hour and an overall lower cost per minute for long distance telephone. In addition, 1998 included costs related to call center closures totaling $1.3 million.

Customer Care Segment

Our customer care segment cost of services accounted for 70% and 66% of our customer care revenues in 1999 and 1998, respectively and increased by $28.3 million or 83% from 1998. The increased operating cost margins were due to start up costs incurred in opening new centers, lower revenue per hour due to competitive pricing pressures, offset by lower overall cost per minute for long distance telephone.

Selling, General and Administrative

SG&A expenses were $53.9 million for 1999, an increase of $12.2 million or 29% from 1998. As a percentage of total revenue, SG&A expenses were 20% and 25% for 1999 and 1998, respectively. The major increases in the aggregate dollars year over year are attributable to the IDRC merger and the associated duplicative corporate facilities, overhead and travel costs of customer support, human resources/payroll, marketing, accounting, general management and severance costs incurred related to reductions in force to decrease redundant overhead. Bad debt expense for 1999 was $6.8 million versus $2.3 million in 1998. In addition, we incurred approximately $1.3 million in costs related to corporate overhead reductions during 1998.

Amortization of Goodwill

Our goodwill amortization was $4.4 million for 1999 compared to $1.2 million in 1998. In 1999, additional costs totaling $152.3 million were added to goodwill, due primarily to the merger with IDRC. Our amortization in 1998 consisted of the amortization of goodwill associated with our customer care segment.

Interest Expense, net

We incurred net interest expense of $7.0 million for 1999 which represented an increase of $5.7 million from 1998. This increase is due to the increased borrowings under our credit facility and amortization of debt issuance costs totaling $0.7 million in 1999.

Income Tax Benefit

There is no income tax provision for the year ended December 31, 1999. The 1998 income tax benefit from continuing operations represents the offset of the provision for income taxes for discontinued operations. As of December 31, 1999 and 1998, we had a net operating loss carryforward of approximately $107.4 million and $22.5 million, respectively. In addition, as of December 31, 1999, included in the net operating loss carryforward, is approximately $51.2 million of operating loss carryforward, with a full valuation allowance, acquired from IDRC in the June 30, 1999 merger. If we determine that the asset is realizable, the full valuation allowance will be reflected as an adjustment to goodwill. Also, as of December 31, 1999, we have approximately $111.3 million of future income tax deductible amounts related to our 1997 goodwill impairment charge. The goodwill impairment becomes deductible for income tax purposes over the next 12 years. Due to the uncertain realization of this deferred tax asset, we have recorded a full valuation allowance.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption at the beginning of any quarter after issuance is permitted, but cannot be applied retroactively. The provisions of the statement must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

We believe that the impact of adopting SFAS No. 133 on our financial statements will not be material and have not yet determined the timing of adoption.

Comparison of the results of operations for 1998 to 1997.

                                                                         Results Of Operations
                                                                         (Dollars In Millions)
                                                                      ---------------------------

                                                         Year Ended        As A       Year Ended       As A
                                                        December 31,   Percentage Of December 31,  Percentage Of
                                                           1998         Revenues        1997          Revenues
                                                        ------------  -------------- ------------  -------------
Revenues:
   Telemarketing                                            $115.8           69%        $ 140.7          79%
   Customer care                                              51.6           31            38.2          21
                                                            ------         ----         -------       -----
     Total revenues                                          167.4          100           178.9         100

Cost of services:
   Telemarketing                                              96.4           58           127.1          71
   Customer care                                              34.0           20            27.7          15
                                                            ------         ----         -------       -----
     Total cost of services                                  130.4           78           154.8          86
Selling, general and administrative                           41.7           25            41.9          23
Amortization of goodwill                                       1.2            1           146.3          82
                                                            ------         ----         -------       -----
     Total operating expenses                                173.3          104           343.0         191
                                                            ------         ----         -------       -----

Operating loss                                                (5.9)          (3)         (164.1)        (92)
Investment gain                                                 --           --             1.8           1
Interest expense, net                                         (1.3)          (1)           (1.9)         (1)
                                                            ------         ----         -------       -----
Loss before taxes                                             (7.2)          (4)         (164.2)        (92)
Income tax benefit                                             0.2           --             2.3           1
                                                            ------         ----         -------       -----

Loss from continuing operations                             $ (7.0)          (4)%       $(161.9)        (91)%
                                                            ======         ====         =======       =====

Our amortization of goodwill in 1997 includes a goodwill impairment charge of $139.1 million. See Note 2 to our consolidated financial statements.

Revenues

Our total revenues for 1998 were $167.4 million, representing a decrease of 6% from 1997. This decrease is largely a result of decreased calling hours.

Telemarketing Segment

Our telemarketing revenues were $115.8 million for 1998. These revenues accounted for 69% of our total revenues for 1998 and represents a decrease of $24.9 million or 18% from telemarketing revenues of $140.7 million for 1997. The decrease in telemarketing revenues is principally attributable to the loss of a large financial services client in 1997. Services initiated for new clients totaled $28.8 million. The net decrease in revenues for 1998 was primarily the result of a 20% reduction in calling hours in 1998 from 1997. Approximately 14% of 1998 telemarketing revenue was generated by services provided on behalf of a client in the telecommunications industry.

Customer Care Segment

Our customer care segment revenues were $51.6 million for 1998. These revenues accounted for 31% of our total revenues for 1998 and increased by $13.4 million or 35% from 1997. Of this increase, $3.2 million was the result of services initiated for new clients. The remaining increase in revenues for 1998 was primarily attributable to increased volume of customer service calls.

Cost of Services

Our cost of services were $130.4 million for 1998, a decrease of $24.4 million or 16% from cost of services of $154.8 million for 1997. As a percentage of total revenues, cost of services were 78% and 86% for 1998 and 1997, respectively.

Telemarketing Segment

Our telemarketing segment cost of services for 1998 were 83% of telemarketing revenues and decreased by $30.7 million or 24% from 1997. Cost of services for 1998 and 1997 include $1.3 million and $9.3 million, respectively, of charges related to call center closings. Excluding these call center closing charges, our cost of services were 82% of telemarketing revenues for 1998 and 84% for 1997. The aggregate decrease in cost of services for 1998 was primarily attributable to reduced volumes of calling hours.

Customer Care Segment

Our customer care segment cost of services accounted for 66% of our customer care revenues for 1998 and increased by $6.3 million or 23% from 1997. Cost of services for 1997 included $1.0 million related to the write-down of property and equipment to fair value. Excluding charges relating to the write-down of property and equipment to fair value, cost of services increased $7.3 million or 27% and as a percentage of customer care revenues decreased from 70% in 1997 to 66% in 1998. The increase in cost of services for 1998 was primarily attributable to increased volume of customer service calls.

Selling, General and Administrative

SG&A expenses were $41.7 million for 1998, a decrease of $0.1 million from 1997. As a percentage of total revenue, SG&A expenses were 25% in 1998 and 23% in 1997. SG&A expenses for 1998 and 1997 included $1.3 million of charges related to corporate overhead reductions.

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

Interest Expense, net

We incurred net interest expense of $1.3 million for 1998 which represented a decrease of $0.6 million from 1997. This decrease is due to reduced borrowings under our credit facility during 1998.

Income Tax Benefit

The 1998 income tax benefit from continuing operations represents the offset of the provision for income taxes for discontinued operations. The 1997 income tax benefit is primarily a result of a tax refund for federal income taxes paid in 1996. As of December 31, 1998, we had a net operating loss carryforward of approximately $22.5 million. Also, as of December 31, 1998, we had approximately $117.9 million of future income tax deductible amounts related to our 1997 goodwill impairment charge. The goodwill impairment becomes deductible for income tax purposes over the next 13 years. Due to the uncertain realization of these deferred tax assets, we have recorded a full valuation allowance as of December 31, 1998.

Income from Discontinued Operations

We developed a plan in 1997 to sell our market research segment and our direct mail and fulfillment segment. For 1998 and 1997, we have accounted for the results of operations of the market research segment and direct mail and fulfillment segment as discontinued operations. Income from discontinued operations for 1998 and 1997 were $0.5 million and $1.4 million, net of tax, respectively. Revenues for 1998 were $4.2 million, a decrease of $17.1 million or 80% compared from 1997. Operating expenses for 1998 were $3.5 million, a decrease of $15.5 million or 82% from 1997.

Liquidity and Capital Resources

Dollars in Millions
Cash Flows Provided By (Used In):             Year Ended December 31,
---------------------------------             -----------------------
                                         1999           1998          1997
                                         ----           ----          ----
Operating Activities                    $  2.4        $ (1.5)       $  4.8
Investing Activities                     (25.6)         28.1         (60.1)
Financing Activities                      22.5         (26.6)         28.0

Year Ended December 31, 1999

The $2.4 million of cash provided by operating activities consisted of $5.9 million of net income and non cash items including depreciation and amortization of $16.7 million and $6.8 million for bad debts, offset by working capital requirements, including an increase in accounts receivable of $8.4 million, prepaid expenses and other of $9.8 million, and a decrease in accounts payable of $5.5 million and other liabilities of $2.4 million.

The $25.6 million of cash used in investing activities primarily consisted of property and equipment purchases attributed to maintaining and enhancing our technology platforms and costs related to new call centers.

The $22.5 million of net cash provided by financing activities primarily consisted of borrowings related to long-term debt.

In connection with the mergers on June 30, 1999, we entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized using the effective interest method over the life of the Credit Facilities. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits. There were no letters of credits outstanding at December 31, 1999. At December 31, 1999 the Company had $31.1 million in outstanding borrowings and $13.9 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $8.0 million in 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.3 million in 2000 and 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.4 million in 2000 and 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.75% or LIBOR plus 3.25% for the Term A and working capital revolver facilities; prime plus 2.25% or LIBOR plus 3.75% for the Term B facility and prime plus 2.75% or LIBOR plus 4.25% for the Term C facility. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility (the "Secured Credit Facility"). The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the twelve months ended December 31, 1999 and 1998, the weighted average interest rate on borrowings under the Secured Credit Facility was 9.6% and 8.8%, respectively.

We believe that our borrowings available under our $135.0 million Credit Facilities will be sufficient to meet our operating and capital needs into 2000. The amount of future capital expenditures will be highly dependent on future revenue growth and our ability to raise capital. During the first quarter of 2000, we retained an investment banker to raise capital to assist in the strategic initiatives of our multi-channel CRM solutions. In addition, we are evaluating alternative business growth strategies surrounding multi-channel CRM solutions including, but not limited to, independently operating and raising capital relative to these businesses. We may not be able to obtain this capital on terms acceptable to us, if at all.

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

Year 2000

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

Starting in 1998 and continuing in 1999 we undertook a comprehensive program, including the hiring of an outside consulting firm, to address the Year 2000 issue with respect to the following:

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

Our core business systems received Year 2000 compliant upgrades furnished by our vendors. Such systems, were replaced, or were rewritten to be Year 2000 compliant.

Our comprehensive Year 2000 program also addressed the leap year issue. A year is considered a leap year if it is divisible by 4, but is not divisible by 100, unless the year is divisible by 400. Many technology and operating systems were thought to have applied "the divisible by 4" and "not divisible by 100" rules only. In the absence of applying the "divisible by 400" rule, systems could erroneously determine that a certain year, such as 2000, was not a leap year. Our Year 2000 program tested for this scenario.

As of November 1999 we completed our Year 2000 compliance program and continued to monitor the program through the remainder of the year. As of December 31, 1999, we had spent approximately $1.5 million on the Year 2000 issue. Many of our systems that required Year 2000 remediation or replacement also simultaneously received performance upgrades or enhancements. Our costs do not include costs related to these upgrades or enhancements. Because we have not experienced material Year 2000 problems at the beginning of 2000 or any material leap year issues after February 29, 2000, we do not expect future remediation costs to be material to our consolidated position or results of operations.

Because our suppliers and clients were also impacted by Year 2000 issues in 1999, we received compliance information from many suppliers and clients in 1999 in order to assess the extent to which we may have been vulnerable to their inability to remedy any issues in a timely manner. We have not experienced a material adverse effect on our operations as of the beginning of 2000 as a result of our suppliers' and clients' Year 2000 problems.

Although we have not experienced any material Year 2000 problems to date, there is no guarantee that Year 2000 problems will not surface in the future. Given our past experiences, we believe, however, that the probability and the material impact of a Year 2000 problem on our business is unlikely. We believe that while we may experience additional Year 2000 problems in the future, the probability is that they will be encountered at different times. Therefore we have not developed a comprehensive post-2000 contingency plan as we believe that any issues that may arise may be promptly addressed.

Other Information - Risk Factors

You should consider the following risk factors that pertain to our company. The realization of any of these risks could result in a material adverse affect on our results of operations, financial condition, cash flows or business or the market price of our common stock.

Keep these risk factors in mind when reading "forward-looking" statements elsewhere in this Form 10-K. These are statements that relate to future events and time periods or our expectations. Generally, the words "anticipates," "believes," "expects," "intends" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

We have significant debt service obligations.

As of December 31, 1999, we had approximately $118.5 million of outstanding senior debt under our $135 million senior debt facility. Under all of our outstanding debt instruments, we are required to make monthly interest payments and minimum principal payments totaling $16.4 million in 2000, $43.7 million in 2001, $20.5 million in 2002 and up to $48.4 million in 2003. Our credit agreement with our lenders imposes numerous financial covenants that we will need to meet in order to avoid a default under this agreement. These covenants include:

[_] maintaining a minimum level of earnings as it relates to interest and other charges;

[_]  maintaining minimum EBITDA levels as it relates to levels of debt;

[_]  limiting capital expenditures; and

[_]  limiting dividends.

If we are unable to service our debt or meet our other contractual obligations, our lenders may take certain actions that could limit our operations and require immediate repayment. Our internally generated cash flow or other available financing might not be sufficient to sustain operations if this were to occur. If these sources are not sufficient, we will be required to seek additional debt or equity financing and this financing may not be available on acceptable terms.

We need to obtain additional financing to pursue our business objectives.

We will need to raise significant amounts of additional capital to take advantage of the market opportunities that we have identified for our multi-channel CRM business. We may have to agree to offer third parties significant equity interests in this business to raise this required capital. We may not be able to obtain this capital on terms acceptable to us, if at all. We would have to postpone this business opportunity if a sufficient amount of capital is not available.

Our increased debt restricts our ability to obtain financing or pursue other business objectives.

Our debt restricts our ability to obtain other financing and pursue other business objectives. This will be magnified if our general credit rating deteriorates. We may find it more difficult to:

[_] obtain additional financing over and above our $135 million credit facility;

[_]  make acquisitions;

[_]  enter into strategic relationships;

[_]  make capital expenditures;

[_]  respond to business opportunities;

[_]  address competitive pressures or adverse industry developments; and

[_]  withstand economic downturns.

Our profitability is sometimes dependent on one or more significant clients.

Approximately 11% and 10% of our revenues for the years ended December 31, 1999 and 1998, respectively, were generated from one client in the telecommunications industry. We may in the future develop relationships with clients that represent a large concentration of revenues. These types of relationships are often cancelable by the client upon relatively short notice. We may be materially adversely affected by any unexpected termination or non-renewal of such a relationship.

Our profitability will be adversely affected if we do not maintain sufficient capacity utilization.

Our profitability is substantially dependent upon our ability to use our call center capacity at efficient levels. Capacity utilization is a term that identifies how much of a call center's workstations are being used to perform services. Low capacity utilization at a call center reduces profitability. This occurs because costs are being incurred for employees and other overhead costs at a time when revenue is not being produced by these employees and workstations. We have in the past experienced periods of low capacity utilization and have sometimes accepted less profitable client engagements to fill this capacity. We have also experienced, and may experience in the future, at least short-term, excess capacity when we open a new call center or terminate or complete a large client program.

We will be adversely affected if we do not obtain and implement new or enhanced technology.

We must continue to make significant investments in technology to remain competitive. This is particularly true in our multi-channel CRM business. We may not be successful in anticipating continuing technological changes or in implementing new or enhanced technology.

Our profitability will be adversely affected if we do not avoid high personnel turnover.

Our industry is very labor intensive and has experienced high personnel turnover. Many of our employees receive modest hourly wages. A higher turnover rate among our employees would increase our recruiting and training costs and decrease our productivity. Our insurance product sales and technology-based inbound customer service require specifically trained employees. We may not be able to continue to hire, train and retain a sufficient labor force of qualified employees.

We rely heavily on telecommunications companies and our business will be adversely affected if our telecommunications costs increase or our service is interrupted.

Our business is heavily dependent upon service provided by various local and long distance telephone companies. Telecommunications costs are one of our most significant expenses. Our results of operations will be materially adversely affected by any significant increases in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services.

Our quarterly operating results will fluctuate and this will cause our stock price to change.

We expect that our quarterly operating results will fluctuate due to many factors, a number of which are beyond our control. We believe that period-to-period comparisons of our historical results may not be meaningful. You should not rely on these historical results as an indication of our future results. Our results of operations in future periods may not meet the expectations of analysts and investors, in which case the price of our common stock would likely decrease. Factors which may also have an impact on our operating results include:

[_]  our ability to retain existing clients and attract new clients;

[_] the timing of our clients' marketing campaigns and customer service programs;

[_] the timing of additional selling, general and administrative expenses incurred to acquire and support such new business;

[_]  changes in our revenue mix among our various service offerings;

[_]  the introduction of new or enhanced services and products;

[_]  price competition;

[_] our ability to upgrade and develop our information technology systems; technical difficulties, system downtime or Internet brownouts;

[_]  government regulations;

[_] general economic conditions and economic conditions specific to the teleservices industry; and

[_] seasonality in our business, particularly during the months of August and December.

Events directly or indirectly relating to our company will cause our stock price to be volatile.

The market prices of our common stock have been highly volatile. This volatility may adversely affect the price of our common stock in the future. Factors that could cause such volatility include:

[_]  the volume of trading in our stock;

[_]  our quarterly operating results;

[_]  deviations in results of operations from analyst estimates;

[_]  changes in general conditions in the economy;

[_]  developments within the teleservices industry; and

[_]  other developments affecting us or our competitors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

In connection with the merger of IDRC on June 30, 1999, we refinanced $10.5 million of our $20.0 million Secured Credit Facility debt and acquired $118.6 million in senior debt under the new $135.0 million Credit Facilities. The increased level of long-term debt increases our exposure to interest rate risk.

We pay interest to the Credit Facilities banks based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the Credit Facilities at December 31, 1999, we would be required to pay an additional $1.2 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we have in place two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts of $29.5 million which decrease over time. The interest rate cap agreements expire on September 30, 2002. These interest rate caps are required under the terms of the $135.0 million Credit Facilities, which dictates that we establish and maintain three year interest rate caps at 200 basis points above the three-month LIBOR rate with notional amounts not less than 66.0% of the term loan balance. The three-month LIBOR interest rate was approximately 6.0% at December 31, 1999.

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

Approximately $17.9 million of the Credit Facilities proceeds have been loaned to our Canadian subsidiary (acquired in the June 30, 1999 merger with IDRC). The loan proceeds have been converted to Canadian dollars. Under the terms of the Credit Facilities agreement, large principal payments due in the years 2002 and 2003 may require conversion of all or a portion of our Canadian dollar loan to U.S. dollars. An unfavorable change in the Canadian dollar exchange rate at the time of the conversion could cause a foreign currency exchange loss. At this time, we do not believe that such a conversion would be required. The other foreign subsidiaries are limited in their operations and the level of investment by the parent company so that risk of foreign currency fluctuations is not expected to be material.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages F-1 through F-21 and page S-2 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                   PART III

Certain information required by Part III is omitted from the Report by virtue of the fact that we will file with the Securities and Exchange Commission a definitive proxy statement relating to our Annual Meeting of Stockholders pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant.

        The information concerning our directors required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Election of Directors."

Item 11.  Executive Compensation.

        The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Election of Directors," "Executive Compensation" and "Compensation Pursuant to Plans."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the captions "Election of Directors" and "Principal Stockholders" and "Security Ownership of Management."

Item 13.  Certain Relationships and Related Transactions.

        The information required by this Item is incorporated by reference to the information contained in the Proxy Statement under the caption "Certain Transactions."


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Report On Form 8-K

(a)  Documents filed as part of this report:

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

     3. Exhibits. (See (c) below)

(b)  Report on Form 8-K

          There were no reports on Form 8-K filed by us during the fourth quarter of the fiscal year ended December 31, 1999.

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

   Exhibit
   Number                                  Description
   -------                                 -----------

    3.01 Restated Certificate of Incorporation of TeleSpectrum Worldwide Inc. is incorporated by reference to exhibit 3.01 of our Registration Statement on Form S-1 (File No. 333-04349).

    3.02 Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of our Registration Statement on Form S-1 (File No. 333-04349).

   10.01 Employment Agreement dated as of March 18, 1998, between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to exhibit 10.08 to our 1997 Annual Report on Form 10-K.

   10.02 Subscription Agreement dated as of March 18, 1998 between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to exhibit 10.09 to our 1997 Annual Report on Form 10-K.

   10.03 Stock Option Agreement dated as of March 18, 1998 between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to exhibit 10.10 (a) to our 1997 Annual Report on Form 10-K.

   10.04 Stock Option Agreement dated as of March 18, 1998 between TeleSpectrum Worldwide Inc. and Keith E. Alessi is incorporated by reference to exhibit 10.10 (b) to our 1997 Annual Report on Form 10-K.

   10.05 TeleSpectrum Worldwide Inc. Amended and Restated 1996 Equity Compensation Plan. *

   10.06 Agreement and Plan of Merger dated as of January 14, 1999 by and among TeleSpectrum Worldwide Inc., International Data Response Corporation, McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. Offshore (Europe) III, L.P., McCown De Leeuw & Co. III, (Asia) L.P. and The Gamma Fund LLC is incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 26, 1999.

   10.07 Amendment No. 1 to Agreement and Plan of Merger dated as of February 26, 1999 by and among TeleSpectrum Worldwide Inc., International Data Response Corporation, McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. Offshore (Europe) III, L.P., McCown De Leeuw & Co. III, (Asia) L.P. and The Gamma Fund LLC is incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-4 (File No. 333-80251).

   10.08 Amendment No. 2 to Agreement and Plan of Merger dated as of May 13, 1999 by and among TeleSpectrum Worldwide Inc., International Data Response Corporation, McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. III, (Asia) L.P. and The Gamma Fund LLC is incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-4 (File No. 333-80251).

   10.09 Agreement and Plan of Merger and Reorganization, dated as of September 3, 1998 by and among CRW Financial, Inc., TeleSpectrum Worldwide Inc., and CRW Acquisition Corp. is incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-4 (File No. 333-80251).

   10.10 Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of December 30, 1998 by and among CRW Financial, Inc., TeleSpectrum Worldwide Inc., and CRW Acquisition Corp. is incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-4 (File No. 333-80251).

   11.11 Employment Agreement dated as of January 1, 2000, between TeleSpectrum Worldwide Inc. and Jill A. Ward. *

   11.12 Employment Agreement dated as of January 1, 2000, between TeleSpectrum Worldwide Inc. and James A. Carroll. *

   11.13 Employment Agreement dated as of January 1, 2000, between TeleSpectrum Worldwide Inc. and Michael Burke. *

  11.14 Employment Agreement dated as of January 1, 2000, between TeleSpectrum Worldwide Inc. and Francis J. Pennella. *

  11.15 Employment Agreement dated as of January 1, 2000, between TeleSpectrum Worldwide Inc. and Paul J. Grinberg. *

  11.16 Employment Agreement dated as of June 30, 1999 between TeleSpectrum Worldwide Inc. and Jeffrey E. Stiefler. *

  23.01       Consent of Arthur Andersen LLP. *

  24.01       Power of Attorney (included as part of the Signature Page)

  27.01       Financial Data Schedule. *

_________________

* Filed herewith

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TeleSpectrum Worldwide Inc.


Date: March 10, 2000                  By: /s/ PAUL J. GRINBERG
                                          ------------------------------------
                                                 Paul J. Grinberg
                                           Executive Vice President and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Each person, in so signing also makes, constitutes and appoints Keith E. Alessi, Chief Executive Officer, President and Director of TeleSpectrum Worldwide Inc., and Paul J. Grinberg, Executive Vice President and Chief Financial Officer of TeleSpectrum Worldwide Inc. and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to the report.

                Name                                  Capacity                               Date
                ----                                  --------                               ----
         /S/ KEITH E. ALESSI                 Chief Executive Officer,                    March 10, 2000
----------------------------------------
         Keith E. Alessi                     President and Director,
                                             (Principal Executive Officer)

         /S/ PAUL J. GRINBERG                Executive Vice President and                March 10, 2000
----------------------------------------
         Paul J. Grinberg                    Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

         /S/ JEFFREY E. STIEFLER             Chairman of the Board and                   March 10, 2000
----------------------------------------
         Jeffrey E. Stiefler                 Director


         /S/ JOSEPH V. DEL RASO              Director                                    March 10, 2000
----------------------------------------
         Joseph V. Del Raso


        /S/ ROBERT B. HELLMAN, JR.           Director                                    March 10, 2000
----------------------------------------
         Robert B. Hellman, Jr.


         /S/ MICHAEL E. JULIAN               Director                                    March 10, 2000
----------------------------------------
         Michael E. Julian


         /S/ DAVID L. KRIEGEL                Director                                    March 10, 2000
----------------------------------------
         David L. Kriegel


         /S/ J. BRIAN O'NEILL                Director                                    March 10, 2000
----------------------------------------
         J. Brian O'Neill


         /S/ RICHARD W. VIRTUE               Director                                    March 10, 2000
----------------------------------------
         Richard W. Virtue


                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------

                        PART II--FINANCIAL INFORMATION

                               TABLE OF CONTENTS


ITEM 8.   FINANCIAL STATEMENTS

REGISTRANT
TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
 Report of Independent Public Accountants.......................................................... F-2
 Consolidated Balance Sheets as of December 31, 1999 and 1998...................................... F-3
  For the years ended December 31, 1999, 1998 and 1997:
    Consolidated Statements of Operations.......................................................... F-4
    Consolidated Statements of Stockholders' Equity................................................ F-5
    Consolidated Statements of Cash Flows.......................................................... F-6
 Notes to Consolidated Financial Statements........................................................ F-7

FINANCIAL STATEMENT SCHEDULE:
Report of Independent Public Accountants........................................................... S-1
Schedule II--Valuation and Qualifying Accounts for the
  Years Ended December 31, 1999, 1998 and 1997..................................................... S-2

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To TeleSpectrum Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of TeleSpectrum Worldwide Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleSpectrum Worldwide Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
 February 9, 2000

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     (In thousands, except share amounts)

                                                                                              December 31,
                                                                                        -----------------------
                                      ASSETS                                              1999          1998
                                      ------                                            ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents...........................................................  $      --     $     794
  Accounts receivable, net of allowance for doubtful
    accounts of $5,117 and $2,851.....................................................     72,879        36,859
  Prepaid expenses and other..........................................................      5,809         2,307
                                                                                        ---------     ---------
             Total current assets.....................................................     78,688        39,960

PROPERTY, PLANT AND EQUIPMENT, net....................................................     59,455        35,430

GOODWILL AND OTHER INTANGIBLES, net of accumulated
  amortization of $7,134 and $2,703...................................................    174,703        26,786

OTHER ASSETS..........................................................................      5,561         1,513
                                                                                        ---------     ---------
             Total assets.............................................................  $ 318,407     $ 103,689
                                                                                        =========     =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt................................................  $  16,411     $     820
  Cash overdraft......................................................................      4,912         1,658
  Accounts payable....................................................................      9,305         7,058
  Accrued expenses....................................................................     10,756         2,006
  Accrued telecommunication expenses..................................................      3,150           969
  Accrued costs for closed call centers...............................................      4,622           809
  Accrued compensation................................................................     10,381         5,081
  Deferred revenue....................................................................      3,688         2,512
  Other current liabilities...........................................................      1,551         2,345
                                                                                        ---------     ---------
             Total current liabilities................................................     64,776        23,258

LONG-TERM DEBT, net of current maturities.............................................    113,846         2,876

OTHER NONCURRENT LIABILITIES..........................................................        352           987

COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, no
    shares issued or outstanding......................................................         --            --
  Common stock, $.01 par value, 200,000,000 shares authorized, 39,558,746 shares issued and 32,612,163 shares outstanding at December 31, 1999,
    and 25,771,449 shares issued and outstanding at December 31, 1998.................        396           258
  Additional paid-in capital..........................................................    338,848       240,176
  Common stock purchase warrants......................................................      7,840            --
  Due from stockholders...............................................................       (952)           --
  Deferred compensation...............................................................       (163)         (363)
  Accumulated deficit.................................................................   (157,404)     (163,286)
  Treasury stock, 6,946,583 shares at cost............................................    (48,810)           --
  Cumulative currency translation adjustment..........................................       (322)         (217)
                                                                                        ---------     ---------
             Total stockholders' equity...............................................    139,433        76,568
                                                                                        ---------     ---------
             Total liabilities and stockholders' equity...............................  $ 318,407     $ 103,689
                                                                                        =========     =========

      The accompanying notes are an integral part of these consolidated financial statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                   (In thousands, except per share amounts)

                                                                               Year Ended December 31,
                                                                      ----------------------------------------
                                                                         1999            1998            1997
                                                                      ----------      ----------      ---------
REVENUES.............................................................   $266,810        $167,428      $ 178,922
                                                                        --------        --------      ---------

OPERATING EXPENSES:
  Cost of services...................................................    195,573         130,406        154,846
  Selling, general and administrative................................     53,898          41,785         41,793
  Goodwill amortization (includes goodwill impairment
   charge of $139,072 in 1997 - see Note 2)..........................      4,431           1,178        146,321
                                                                        --------        --------      ---------
             Total operating expenses................................    253,902         173,369        342,960
                                                                        --------        --------      ---------
             Operating income (loss).................................     12,908          (5,941)      (164,038)

INTEREST INCOME......................................................        944              71            414

INTEREST EXPENSE.....................................................     (7,970)         (1,317)        (2,290)

INVESTMENT GAIN (see Note 3).........................................         --              --          1,760
                                                                        --------        --------      ---------
             Income (loss) from continuing
                 operations before income taxes......................      5,882          (7,187)      (164,154)

INCOME TAX BENEFIT...................................................         --             247          2,310
                                                                        --------        --------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS.............................      5,882          (6,940)      (161,844)
INCOME FROM DISCONTINUED OPERATIONS
  (net of income taxes of $247 and $910 - see Note 3)................         --             479          1,369
                                                                        --------        --------      ---------
NET INCOME (LOSS)....................................................   $  5,882        $ (6,461)     $(160,475)
                                                                        ========        ========      =========
BASIC EARNINGS (LOSS) PER SHARE (Note 2):
  Continuing operations..............................................   $   0.21        $  (0.27)     $   (6.42)
  Discontinued operations............................................         --            0.02           0.06
                                                                        --------        --------      ---------
NET INCOME (LOSS) PER SHARE..........................................   $   0.21        $  (0.25)     $   (6.36)
                                                                        ========        ========      =========
DILUTED EARNINGS (LOSS) PER SHARE (Note 2):
  Continuing operations..............................................   $   0.18        $  (0.27)     $   (6.42)
  Discontinued operations............................................         --            0.02           0.06
                                                                        --------        --------      ---------
NET INCOME (LOSS) PER SHARE..........................................   $   0.18        $  (0.25)     $   (6.36)
                                                                        ========        ========      =========

      The accompanying notes are an integral part of these consolidated financial statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                     (In thousands, except share amounts)


                                                                                                   Common
                                                                  Common Stock        Additional    Stock       Due
                                                                  ------------          Paid-In    Purchase     from
                                                                Shares       Amount     Capital   Warrants  Stockholders
                                                             ------------  ----------  ---------  --------  ------------
Balance, January 1, 1997....................................   25,213,074        $252   $236,678     $  --     $      --
  Issuance of options to purchase common stock..............           --          --        508        --            --
  Comprehensive loss:
   Net loss.................................................           --          --         --        --            --
   Cumulative currency translation adjustment...............           --          --         --        --            --
    Total comprehensive loss................................
                                                               ----------      ------   --------     -----     ---------
Balance, December 31, 1997..................................   25,213,074         252    237,186        --            --
  Exercise of common stock options..........................      330,411           4      1,496        --            --
  Issuance of common stock below fair market value..........      227,964           2        824        --            --
  Issuance of options to purchase common stock below fair
    market value............................................           --          --        670        --            --
    Amortization of deferred compensation...................           --          --         --        --            --
    Comprehensive income (loss):
     Net loss...............................................           --          --         --        --            --
  Cumulative currency translation adjustment................           --          --         --        --            --
   Total comprehensive loss.................................
                                                               ----------      ------   --------     -----     ---------
Balance, December 31, 1998..................................   25,771,449         258    240,176        --            --
 Exercise of common stock options...........................      345,010           3      1,580        --            --
 CRW merger.................................................    5,173,186          52     48,567        --            --
 IDRC merger................................................    8,269,101          83     46,911     7,840          (952)
 Partial release of escrowed shares.........................           --          --      1,614        --            --
 Amortization of deferred compensation......................           --          --         --        --            --
 Comprehensive income
  Net income................................................           --          --         --        --            --
  Cumulative currency translation adjustment................           --          --         --        --            --
 Total comprehensive income.................................
                                                               ----------      ------   --------     -----     ---------
Balance, December 31, 1999..................................   39,558,746        $396   $338,848    $7,840     $    (952)
                                                               ==========        ====   ========  ========  ============


                                                                                                        Cumulative
                                                                             Retained                    Currency        Total
                                                               Deferred      Earnings      Treasury     Translation   Stockholders'
                                                             Compensation    (Deficit)      Stock        Adjustment      Equity
                                                             -------------  -----------  ------------  --------------  ----------
Balance, January 1, 1997....................................       $   --    $   3,650      $     --           $ (69)  $ 240,511
  Issuance of options to purchase common stock..............           --           --            --              --         508
  Comprehensive loss:
    Net loss................................................           --     (160,475)           --              --
  Cumulative currency translation adjustment................           --           --            --            (167)
    Total comprehensive loss................................                                                            (160,642)
                                                               ---------      --------       -------          ------    --------
Balance, December 31, 1997..................................           --     (156,825)           --            (236)     80,377
Exercise of common stock options............................           --           --            --              --       1,500
Issuance of common stock below fair market value............           --           --            --              --         826
Issuance of options to purchase common stock below fair
 market value...............................................         (670)          --            --              --          --
 Amortization of deferred compensation......................          307           --            --              --         307
 Comprehensive income (loss):
  Net loss..................................................           --       (6,461)           --              --
Cumulative currency translation adjustment..................           --           --            --              19
 Total comprehensive loss...................................                                                              (6,442)
                                                               ----------    ---------      --------         -------    --------
Balance, December 31, 1998..................................         (363)    (163,286)           --            (217)     76,568
 Exercise of common stock options...........................           --           --            --              --       1,583
 CRW merger.................................................           --           --       (48,810)             --        (191)
 IDRC merger................................................           --           --            --              --      53,882
 Partial release of escrowed shares.........................           --           --            --              --       1,614
 Amortization of deferred compensation......................          200           --            --              --         200
 Comprehensive income:
  Net income................................................           --        5,882            --              --
  Cumulative currency translation adjustment................           --           --            --            (105)
 Total comprehensive income.................................                                                               5,777
                                                               ----------    ---------      --------         -------    --------
Balance, December 31, 1999..................................       $ (163)   $(157,404)     $(48,810)          $(322)  $ 139,433
                                                               ==========    =========      ========         =======    ========

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                                                       Year Ended December 31,
                                                                                 -----------------------------------
                                                                                   1999          1998        1997
                                                                                 ---------     --------    ---------
OPERATING ACTIVITIES:
 Net income (loss).............................................................  $   5,882     $ (6,461)   $(160,475)
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization...............................................     12,285        8,532        8,183
   Goodwill amortization (includes impairment charge
       of $139,072 in 1997 -- see Note 2)......................................      4,431        1,178      146,321
   Provision for call center closings..........................................         --           --       10,275
   Investment gain.............................................................         --           --       (1,760)
   Provision for bad debts.....................................................      6,800        2,325          881
   Deferred tax benefit........................................................         --           --       (2,268)
   Issuance of options to purchase common stock for services...................         --           --          508
   Non-cash compensation.......................................................        320          633           --
   Other items, net............................................................        500          468          529
   Changes in the following, net of acquisitions:
     Accounts receivable.......................................................     (8,421)      (1,824)      (9,976)
     Income tax receivable.....................................................         --        2,912          532
     Prepaid expenses and other................................................     (9,798)        (739)       1,371
     Accounts payable..........................................................     (5,466)       1,832       (1,829)
     Accrued expenses..........................................................     (1,284)      (4,211)       3,778
     Accrued telecommunication expenses........................................     (1,318)          --           --
     Accrued costs for closed call centers.....................................       (947)      (1,130)          --
     Accrued compensation......................................................        610       (3,833)       4,264
     Deferred revenue..........................................................      1,125        1,165         (638)
     Other liabilities.........................................................     (2,360)        (999)         371
     Net operating activities of discontinued operations.......................         --       (1,351)       4,702
                                                                                 ---------     --------    ---------
         Net cash provided by (used in) operating activities...................      2,359       (1,503)       4,769
                                                                                 ---------     --------    ---------
INVESTING ACTIVITIES:
 Purchases of property and equipment...........................................    (26,414)      (9,099)     (26,297)
 Business acquisition and mergers (see Note 3).................................        965           --       (5,327)
 Payments of notes payable to sellers and acquisition liabilities..............         --       (1,930)     (29,100)
 Proceeds from sale of investment..............................................         --           --        6,262
 Proceeds from sale of assets..................................................         --        1,908           --
 Proceeds from sale of discontinued operations.................................         --       37,750           --
 Purchase of investment........................................................         --         (500)      (4,502)
 Payments of deferred transaction costs........................................       (174)          --           --
 Net investing activities of discontinued operations...........................         --           --       (1,165)
                                                                                 ---------     --------    ---------
         Net cash (used in) provided by investing activities...................    (25,623)      28,129      (60,129)
                                                                                 ---------     --------    ---------
FINANCING ACTIVITIES:
 Proceeds from exercise of stock options.......................................      1,463        1,500           --
 Proceeds from sale of common stock............................................         --          500           --
 Net borrowings (payments) on secured credit facility..........................         --      (29,000)      29,000
 Cash overdraft................................................................      3,254        1,658           --
 Borrowings under long-term debt...............................................    130,796           --          720
 Payments of debt..............................................................   (112,118)        (349)        (445)
 Payments of capital lease obligations.........................................       (734)        (915)      (1,312)
 Payment for treasury stock....................................................       (191)          --           --
                                                                                 ---------     --------    ---------
         Net cash provided by (used in) financing activities...................     22,470      (26,606)      27,963
                                                                                 ---------     --------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........................       (794)          20      (27,397)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...................................        794          774       28,171
                                                                                 ---------     --------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR.........................................  $      --     $    794    $     774
                                                                                 =========     ========    =========

      The accompanying notes are an integral part of these consolidated financial statements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

1.  NATURE OF BUSINESS:
    -------------------

TeleSpectrum Worldwide Inc. and subsidiaries ("TeleSpectrum" or the "Company") was incorporated in Delaware on April 26, 1996 and provides services to its customers through its Telemarketing and Customer Care Segments. Customer Care encompasses the Company's more traditional business line of inbound customer service, customer care, and customer care consulting as well as our more recent strategic initiatives into multi-channel Customer Relationship Management ("CRM") including Web-based sales and service, e-mail response, Web telephony, Web chat and fax. Telemarketing encompasses direct sales initiated by the Company on behalf of its clients. On August 12, 1996, the Company completed its initial public offering and, concurrent with the offering, the Company began material operations with the acquisition of the net assets of a number of businesses. In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. The results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see Note 3). As discussed further in Note 3, the Company completed mergers with International Data Response Corporation ("IDRC") and CRW Financial, Inc. ("CRW") on June 30, 1999.

2.  SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts of TeleSpectrum Worldwide Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates
-----------------

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

Revenue Recognition
--------------------

The Company recognizes revenues on telemarketing programs as services are performed, generally based on hours incurred. For certain of these programs, revenues are reduced for estimated customer cancellations. Customer care revenue is recognized on a per hour basis or at the time calls are answered on a per minute basis. The Company recognizes all other revenues as the services are performed.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

Due to varying billing cycles, the Company has customers for which services have been performed and no billing has been created ("Unbilled Receivables"). At December 31, 1999 and 1998, Unbilled Receivables totaled $11,323,000 and $5,280,000, respectively.

Recently Issued Accounting Standards
------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption at the beginning of any quarter after issuance is permitted, but cannot be applied retroactively. The provisions of the statement must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

The Company believes that the impact of adopting SFAS No. 133 on its financial statements will not be material and has not determined the timing of adoption.

Cash and Cash Equivalents
--------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1998, cash and cash equivalents consisted primarily of investments in money market accounts.

Property, Plant and Equipment
------------------------------

Property, plant and equipment are recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the term of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives or the lease term, whichever is shorter.

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

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

Capitalized Software Development Costs
--------------------------------------

The Company capitalizes both acquired and internally developed or modified software used as an integral part of the operations of the Company, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes certain internal and external costs directly associated with developing or modifying the internal use software, which begins with the application development stage and ends when the project is substantially complete and ready for its intended use. Amounts capitalized as of December 31, 1999 and 1998, were $13,470,000 and $3,100,000, respectively, and are included in the Consolidated Balance Sheets in property, plant and equipment. Such costs are amortized on a straight-line basis over the estimated useful life, usually 3-5 years.

Income Taxes
------------

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

Currency Translation
--------------------

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

Goodwill Impairment
-------------------

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

As a result of this change, whenever events or circumstances have occurred that indicate an impairment may have occurred, the Company will estimate the future discounted cash flow of the business segment to which goodwill relates. When such estimate of the future discounted cash flows, net of the estimated fair value of the net tangible assets, is less than the carrying amount of goodwill, the difference is charged to operations. For purposes of determining future discounted cash flows of the business segments to which goodwill relates, the Company, based upon historical results, current projections and internal earnings targets, determines the projected

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

operating cash flows, net of income taxes, of the individual business segment. These projected future cash flows are then discounted at a rate corresponding to the Company's estimated cost of capital. In the fourth quarter of 1997, the Company concluded that due to the significant decline in the growth in the telemarketing industry and the reduced growth prospects of the Company, a permanent impairment of the goodwill established in August 1996 when the Company began material operations with the acquisition of the net assets of a number of businesses (see Note 1), associated with the Telemarketing Segment had occurred and a goodwill impairment charge of $139,072,000 was recorded. As of December 31, 1999, the remaining net goodwill associated thereto of $25,605,000 relates entirely to the Customer Care Segment and is being amortized on a straight-line basis over 25 years. The additional net goodwill and other intangibles of $149,098,000 at December 31, 1999 relates almost entirely to the IDRC merger (see Note 3).

Impairment of Long Lived Assets
-------------------------------

The Company accounts for possible impairments of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized. Based on these evaluations, there were no adjustments to the carrying value of the long-lived assets in 1999 and 1998 (see Note 5).

Earnings Per Share ("EPS")
--------------------------

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" EPS on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock.

The table below sets forth the reconciliation of the income (loss) available to common stockholders and the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                                                                  1999           1998           1997
                                                                -------        --------      ---------
     Income (loss) available to common
      stockholders before adjustments used
      in computing basic earnings per share...................  $5,882         $(6,461)      $(160,475)
     Additional goodwill amortization from
      contingent shares.......................................    (210)             --              --
                                                                ------         -------       ---------
     Income (loss) available to common
      stockholders used in computing
      diluted earnings per share..............................  $5,672         $(6,461)      $(160,475)
                                                                ======         =======       =========

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

     Shares used in computing basic
      earnings (loss) per share...............................  28,587          25,528          25,213
     Dilutive effect of options and warrants..................   3,176              --              --
                                                                ------          ------          ------
     Shares used in computing diluted
      earnings (loss) per share...............................  31,763          25,528          25,213
                                                                ======          ======          ======

Fair Value of Financial Instruments
-----------------------------------

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at the fair value due to the short-term nature of those instruments. The carrying amount of the credit facilities, long-term debt and capitalized lease obligations approximates fair value at the balance sheet dates.

Reclassifications
------------------

During 1999, the Company began reporting operating expenses differently from the historical presentation in order to be more consistent with industry practices. The principal change relates to the components of two line items - Cost of Services and SG&A. Cost of Services now reflects only those costs that are directly associated with the operation of a call center. All other costs including account management, management information systems and human resources are included in SG&A. This reclassification has been made for all periods presented.

In addition, certain other prior period amounts have been reclassified to conform with the current year presentation.


3.  ACQUISITION, MERGERS AND DIVESTITURES:
    --------------------------------------

Acquisition
-----------

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


IDRC Merger
-----------

On January 14, 1999, the Company and IDRC entered into a merger agreement which was amended on February 26, 1999 and May 13, 1999 and consummated on June 30, 1999. Under this agreement, each of the holders of outstanding shares of IDRC common stock, options and warrants to purchase IDRC common stock were entitled to receive their pro rata portion of an aggregate of 9,200,000 shares of TeleSpectrum common stock and options and warrants exercisable for 2,500,000 shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6,000,000 of cash, plus all accrued and unpaid dividends of $1,400,000. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4,873,000 for a term note with the Company. This note is payable one year from the closing and bears interest at 10.0%. The merger was accounted for as a purchase and, accordingly,

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

the net tangible liabilities and results of operations of IDRC have been included in the consolidated financial statements as of June 30, 1999.

The total purchase price of IDRC was $58,700,000 which consisted of (in thousands):

    Issuance of 8,269,101 shares of TeleSpectrum common stock, valued at $7.119  per share, with 6,449,349 shares discounted 10% due
     to lock up and escrow restrictions of twelve and fifteen months...................   $54,275
    Issuance of options to purchase  930,903 shares of TeleSpectrum common stock, valued at between $2.300 and $5.320 per option with an average value of $5.141 (all options are
      discounted 10% due to lock up and escrow
      restrictions of twelve and fifteen months).......................................     4,307
    Issuance of warrants to purchase 2,247,038 shares of TeleSpectrum
      common stock, valued at $3.136 per warrant.......................................     7,047
    Issuance of warrants to purchase 252,962 shares of TeleSpectrum
      common stock, valued at $3.136 per warrant, to IDRC option holders...............       793
    Value of shares and options held in escrow.........................................    (9,164)
    Transaction costs..................................................................     1,442
                                                                                          -------
    Total purchase price...............................................................   $58,700
                                                                                          =======

Based on a preliminary allocation of the purchase price, the application of the purchase method resulted in approximately $148,711,000 in excess purchase price over the estimated fair value of the net tangible liabilities acquired of $90,011,000, which includes accruals by IDRC in the second quarter related to closed centers and bad debt reserves. A preliminary analysis completed by TeleSpectrum, resulted in the excess purchase price being assigned to intangible assets consisting of $1,002,000 for assembled workforce, $14,079,000 for customer relationships, and $133,630,000 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 7 years for assembled workforce, 15 years for customer relationships and 25 years for goodwill.

The Company has substantially completed its plans to consolidate certain facilities and departments and has estimated the costs of non-cancelable lease commitments and severance at $1,539,000. This liability is reflected in the net tangible liabilities acquired. During 1999, approximately $329,000 was charged against this reserve. Upon completion of the integration, any adjustments to the original estimates will be reflected as an adjustment to the purchase price.

Of the shares of TeleSpectrum common stock issuable to the holders of IDRC common stock and options, an aggregate 1,730,977 shares/options were placed in escrow, as required by the merger agreement, to secure the indemnification obligations of the IDRC security holders to the Company. The term of the escrow is for 15 months and is governed by an indemnity escrow agreement. These shares represent "contingent consideration" and in accordance with APB No. 16 will not be reflected as part of the purchase price until the contingency is determinable. At closing, IDRC had a contingent liability related to a claim by certain of its shareholders. On July 19, 1999, this claim

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

was settled for $1,907,000 the majority of which was satisfied with 275,153 shares being released from the escrow.

CRW Merger
----------

On June 30, 1999, TeleSpectrum and CRW completed a merger agreement whereby each outstanding share of CRW common stock (7,296,454 shares) was exchanged for 5,173,186 shares of TeleSpectrum common stock valued at $38,799,000. In addition, each outstanding CRW option/warrant to purchase shares of CRW common stock was exchanged for an option to purchase 1,499,079 shares of TeleSpectrum common stock valued at $9,820,000. Transaction costs related to this transaction amounted to $191,000. For financial reporting purposes, the Company treated the exchange of shares of TeleSpectrum common stock for shares of CRW common stock as a treasury stock transaction. The transaction did not have an effect on TeleSpectrum net income but did effect its net income per share.

Pro Forma Merger Summary
------------------------

The following unaudited pro forma summary combines the consolidated results of operations of TeleSpectrum, IDRC and CRW as if the mergers had occurred as of the beginning of the year presented after giving effect to certain adjustments including amortization of the purchase price in excess of net tangible liabilities acquired, interest expense, a reduction in officer compensation expense, consulting fees, and center fixed operating costs (rent, utilities, phones, and call center management salaries/benefits) on centers shut down in accordance with the merger agreement. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if TeleSpectrum, IDRC and CRW had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future.

                                                       Year Ended December 31,
                                                       ----------------------
                                                          1999         1998
                                                       ---------     --------
                                                        (in thousands, except
                                                          per share amounts)
     Net revenues.....................................  $342,759     $327,506
     Loss from continuing operations..................   (20,997)     (30,250)
     Basic and diluted net loss per common share......  $  (0.68)    $  (0.99)

Other
-----

During October 1996, the Company acquired its consulting business, Technical Assistance Research Programs, Inc. ("TARP"). The agreement allowed for potential earnouts to be paid to prior owners based upon future performance. During October 1999 the Company signed an agreement and a non-interest bearing note to pay $3,200,000 in installments ending July 2001 to settle these earnout provisions. This note was discounted to $2,852,000 and is reflected as goodwill which is being amortized on a straight-line basis over the remaining life of the original TARP goodwill.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

Divestitures
------------

On June 30, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of FX Direct, Inc. ("FX Direct"). On October 3, 1997, the Company sold its investment in FX Direct for $6,262,000 in cash. The Company applied the proceeds from the sale to repay borrowings on the secured credit facility and recorded a pre-tax gain of $1,760,000.

In December 1997, the Company committed to a plan to dispose of its Market Research Segment and Direct Mail and Fulfillment Segment. As required by APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has accounted for the results of operations and net assets of the Market Research Segment and Direct Mail and Fulfillment Segment as discontinued operations.


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

The following table summarizes the operating results of the discontinued operations (in thousands):

                                                         Year Ended December 31,
                                                         ----------------------
                                                          1998           1997
                                                         ------        --------
     Revenues.........................................   $4,189        $21,304
     Operating expenses...............................    3,463         19,025
                                                         ------        -------
     Income before income taxes.......................      726          2,279
     Income tax provision.............................      247            910
                                                         ------        -------
     Income from discontinued operations..............   $  479        $ 1,369
                                                         ======        =======

4.  SUPPLEMENTAL CASH FLOW INFORMATION:
    -----------------------------------

For the years ended December 31, 1999, 1998 and 1997 the Company paid interest and income taxes as follows (in thousands):


                                                    Year Ended December 31,
                                                 -----------------------------
                                                  1999        1998       1997
                                                 ------      ------     ------
     Interest paid............................   $4,569      $1,018     $1,933

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
             -----------------------------------------------------

                               DECEMBER 31, 1999
                               -----------------

     Taxes paid............................  $  --      $  --      $1,180

In March 1997, the Company settled the earn-out agreement with the seller of one of the Initial Operating Businesses under which the Company paid $25,000,000 in March 1997 and agreed to pay $600,000 in equal installments, of which, the Company has paid $100,000, $300,000 and $200,000 in 1999, 1998 and 1997, respectively.

The following table displays the net noncash assets that were acquired as a result of the business acquisition and merger described in Note 3 (in thousands):

                                                                              Year Ended December 31,
                                                                          -----------------------------
                                                                              1999             1997
                                                                          IDRC Merger       Acquisition
                                                                          -----------       -----------
 Non-cash assets (liabilities):
  Current assets....................................................       $  33,719        $     321
  Property and equipment............................................          10,295              176
  Other assets......................................................           2,006                6
  Goodwill and other intangibles....................................         148,711            5,256
  Current liabilities...............................................         (29,443)            (432)
  Debt..............................................................        (109,805)              --
                                                                           ---------        ---------
       Net noncash assets acquired..................................          55,483            5,327
 Plus: Common stock issued..........................................         (54,275)              --
  Options and warrants issued to IDRC shareholders..................         (12,147)              --
  Value of shares and options held in escrow........................           9,164               --
  Cost of registering common stock..................................             810               --
                                                                           ---------        ---------
Cash (acquired) paid for business acquisitions, net.................       $    (965)       $   5,327
                                                                           =========        =========

5.  PROPERTY, PLANT AND EQUIPMENT:
    ------------------------------

A summary of property, plant and equipment at December 31, 1999 and 1998 follows (in thousands):

                                                                                            December 31,
                                                                                        ----------------------
                                                                     Useful Lives         1999          1998
                                                                     ------------       --------      --------
 Telemarketing and computer equipment............................    3 - 7 years        $ 45,752      $ 30,373
 Furniture and fixtures..........................................    5 - 7 years          14,330        10,433
 Software........................................................      3 years            14,600         5,645
 Building........................................................      40 years            3,043         2,402
 Leasehold improvements..........................................    3 - 7 years          10,051         4,038
 Land............................................................                            546           406
                                                                                        --------      --------
                                                                                          88,322        53,297
 Less accumulated depreciation and amortization..................                        (28,867)      (17,867)
                                                                                        --------      --------
                                                                                        $ 59,455      $ 35,430
                                                                                        ========      ========

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
             -----------------------------------------------------

                               DECEMBER 31, 1999
                               -----------------

The carrying value of property and equipment under capital lease obligations included above amounted to $3,075,000 and $3,558,000 at December 31, 1999 and 1998, respectively. Assets under capitalized leases are generally collateralized by the equipment under lease. Depreciation and amortization was $11,541,000, $8,532,000 and $8,183,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

In the third and fourth quarters of 1997, the Company closed or committed to a plan to close fifteen call centers and recorded a non-cash write-down of $8,336,000 related to certain call center property and equipment as required by SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The property and equipment charges are included as a reduction of the carrying value of property, plant and equipment. The impaired assets include telemarketing and computer equipment, furniture and fixtures and leasehold improvements.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
             -----------------------------------------------------

                               DECEMBER 31, 1999
                               -----------------

6. INCOME TAXES:
   -------------


The components of income (loss) from continuing operations before income taxes are as follows (in thousands):


                                                                 Year Ended December 31,
                                                             ---------------------------------------
                                                             1999            1998            1997
                                                             ------         -------       ---------
     Domestic............................................    $6,453         $(5,435)      $(157,385)
     Foreign.............................................      (571)         (1,752)         (6,769)
                                                             ------         -------       ---------
                                                             $5,882         $(7,187)      $(164,154)
                                                             ======         =======       =========

The components of the income tax benefit (provision) are as follows (in thousands):

                                                                      Year Ended December 31,
                                                             -------------------------------------
                                                                1999          1998          1997
                                                             --------       --------       -------
     Current:
      Federal...............................................   $  --          $  --         $1,600
      State.................................................      --             --             --
      Foreign...............................................      --             --           (200)
                                                               -----          -----         ------
                                                                  --             --          1,400
                                                               -----          -----         ------
     Deferred:
      Federal...............................................      --             --             --
      State.................................................      --             --             --
      Foreign...............................................      --             --             --
                                                               -----          -----         ------
                                                                  --             --             --
                                                               -----          -----         ------
     Total benefit (provision)..............................   $  --          $  --         $1,400
                                                               =====          =====         ======

The 1997 income tax benefit is a result of a tax refund, for federal income taxes paid in 1996, resulting from 1997 operating losses.


                                                                 Year Ended December 31,
                                                      ---------------------------------------------
                                                          1999            1998            1997
                                                      -------------  --------------  --------------

     Continuing operations...................         $        --           $ 247          $2,310
     Discontinued operations.................                  --           (247)           (910)
                                                      -------------       --------        ------
                                                      $        --           $  --         $1,400
                                                      =============       ========        ======

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
             -----------------------------------------------------

                               DECEMBER 31, 1999
                               -----------------

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate from continuing operations is as follows:

                                                                      Year Ended December 31,
                                                           ----------------------------------------------
                                                                1999            1998            1997
                                                           --------------  --------------  --------------
   Statutory federal income tax rate (benefit)..........            34.0%          (34.0)%         (34.0)%
   State income taxes, net of federal tax benefit.......             4.7              --              --
   Impact of foreign subsidiaries subject to
    higher tax rates....................................              --              --             0.1
   Operating loss and other items not currently
    deductible, not tax benefited.......................              --            28.5            28.0
   Utilization of net operating loss carryforward.......           (23.4)             --              --
   Nondeductible expenses...............................           (15.3)            2.1             4.5
                                                                   -----          ------          ------
                                                                     -- %          (3.4)%          (1.4)%
                                                                   =====          ======          ======

Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and income tax bases of assets and liabilities given the provisions of the enacted tax laws. The tax effect of temporary differences that give rise to deferred taxes at December 31, 1999 and 1998 are as follows (in thousands):


                                                                        Year Ended December 31,
                                                                   ---------------------------------
                                                                         1999             1998
                                                                   ----------------  ---------------
   Deferred tax assets:
    Net operating loss carryforward................................       $ 42,536         $  7,636
    Goodwill impairment............................................         37,846           40,090
    Accruals and reserves not currently deductible.................          4,280            4,467
    Other..........................................................          3,334              164
                                                                          --------         --------
                                                                            87,996           52,357
                                                                          --------         --------
     Deferred tax liabilities:
      Book/tax difference of property, plant and equipment........          (2,006)          (3,735)
      Other.......................................................          (1,575)             (36)
                                                                          --------         --------
                                                                            (3,581)          (3,771)
                                                                          --------         --------
                                                                            84,415           48,586
      Less valuation allowance...................................          (84,415)         (48,586)
                                                                          --------         --------
     Net deferred tax asset .....................................            $  --            $  --
                                                                          ========         ========

Due to the uncertain realization of the deferred tax asset, the Company has provided a full valuation allowance at December 31, 1999 and 1998. The Company has a net operating loss carryforward of approximately $107,422,000,
  which begins to expire in 2012.   Included in the net operating loss
  carryforward is approximately $51,174,000 of operating loss carryforward, with a full valuation allowance, acquired from IDRC in the June 30, 1999 merger.
  If the Company determines that this asset is realizable, the full valuation allowance will be reflected as an adjustment to goodwill.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
             -----------------------------------------------------

                               DECEMBER 31, 1999
                               -----------------

LONG-TERM DEBT:
---------------

Long-term debt at December 31, 1999 and 1998 consisted of the following (in thousands):


                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                               1999              1998
                                                                                         ----------------  -----------------
Term A loan with bank, principal payable in quarterly installments of $2,000,000 commencing March 2000 and increasing to $2,500,000 in March 2001; bearing interest at prime plus 1.750% or Eurodollar plus 3.250% payable quarterly, through December 2001, when all remaining principal and interest is due and payable.  At December 31, 1999,
 the interest rate was 8.875%................................................................   $118,000             $   --
Term B loan with bank, principal payable in quarterly installments of $62,500 commencing March 2000 increasing to $4,750,000 in March 2002 and increasing to
 $5,000,000 in December 2002; bearing interest at prime plus 2.250% or Eurodollar plus
 3.750% payable quarterly, through December 2002, when all remaining principal and
 interest is due and payable.  At December 31, 1999, the interest rate was 9.375% ...........     19,750                 --
Term C loan with bank, principal payable in quarterly installments of $100,000 commencing March 2000 increasing to $200,000 in March 2002, increasing to $250,000 in
 September 2002, increasing to $11,000,000 in March 2003, and increasing to
 $15,000,000 in December 2003; bearing interest at prime plus 2.750% or Eurodollar plus 4.250% payable quarterly, through December 2003, when all remaining principal
 and interest is due and payable.  At December 31, 1999, the interest rate was 9.875% .......     49,700                 --
Working capital revolver with bank, interest at prime plus 1.750%
 or Eurodollar plus 3.250% payable quarterly, due December 2001 when all remaining principal and interest is due and payable.  At December 31, 1999, the weighted
  average interest rate was 9.070%...........................................................     31,096                 --
Note payable to an agency of the Canadian government, principal payable in monthly, installments of $35,000, beginning in October 1999, no interest, through December
 2001, collateralized by certain equipment...................................................        823                 --
Note payable to a County Economic Development Council, payable in monthly installments of $4,600, including interest at 4.375%, through December 2000, when all remaining
 principal and interest is due and payable, collateralized by certain equipment..............         59                 --
Note payable to stockholders, principal and interest payable in June 2000; bearing
 interest at 10%.............................................................................      4,873                 --
Note payable to former principals of TARP, noninterest-bearing, discounted to
 $2,900,000, principal and imputed interest of $500,000 payable in January 2000,
 $1,200,000 in June 2000, and $1,466,000 in July 2001........................................      2,852                 --
Note payable in monthly principal and interest payments of
 $8,500 through March 2008, bearing interest at 8.50%, secured
 by equipment................................................................................        601                650
Other notes payable..........................................................................         21                206
Capital lease obligations (see Note 8).......................................................      2,482              2,840
                                                                                               ---------             ------
                                                                                                 130,257              3,696
      Less current maturities.............................................................       (16,411)              (820)
                                                                                                --------             ------
                                                                                                $113,846             $2,876
                                                                                                ========             ======

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

The aggregate principal requirements for the five years subsequent to December 31, 1999, are as follows (in thousands):


          2000.......................................... $ 16,411
          2001..........................................   43,695
          2002..........................................   20,520
          2003..........................................   48,390
          2004..........................................      412
          Thereafter....................................      829
                                                         --------
                                                         $130,257
                                                         ========

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized using the effective interest method over the life of the Credit Facilities. For the year ended December 31, 1999, debt issuance cost amortization was $744,000. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits. There were no letters of credit outstanding as of December 31, 1999.
At December 31, 1999, the Company had $13.9 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%.

Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends. As of December 31, 1999, the Company was in compliance with all its debt covenants.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the year ended December 31, 1999 and 1998, the weighted average interest rate on borrowings under the then existing credit facilities was 9.6% and 8.8%, respectively.

8.   COMMITMENTS AND CONTINGENCIES:
    -----------------------------


The Company leases facilities and equipment under capital and non-cancelable operating leases through November 2007. Interest rates on the capital leases range from 4% to 14%. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $6,652,000, $4,078,000 and $4,835,000,
respectively.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

Future minimum lease payments as of December 31, 1999 are as follows (in thousands):

                                                                 Capital         Operating
                                                                 Leases            Leases
                                                              -------------     ------------
 2000.......................................................         $  736          $ 7,825
 2001.......................................................            435            6,579
 2002.......................................................            371            5,079
 2003.......................................................            371            4,323
 2004.......................................................            371            3,818
 Thereafter.................................................            559            6,664
                                                                     ------          -------
 Total minimum lease payments...............................          2,843          $34,288
                                                                                     =======
  Less amount representing interest.........................           (361)
                                                                     ------
 Present value of future minimum lease payments.............          2,482
   Less current maturities..................................           (688)
                                                                     ------
                                                                     $1,794
                                                                     ======

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

The Company has entered into an employment agreement with a senior executive which expires in June 2001. The agreement provides for annual minimum compensation of $100,000 plus bonuses.

In July 1998, the Company commenced litigation in Federal court against Parcel Consultants Incorporated d/b/a/ NTC ("NTC"). The Company filed suit as part of its efforts to collect approximately $4,742,000 of accounts receivable for telemarketing services performed on behalf of NTC. NTC filed a counter suit against the Company alleging breach of contract and fraud. The Company believes that NTC's claims against the Company are without merit. On February 26, 1999, NTC filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Company has fully reserved for all amounts due from NTC.

In connection with the Company's strategic launch of ChannelCare, its branded multi-channel Customer Relationship Management platform, the Company has partnered with certain vendors to supply the technology components necessary to implement our strategy. The Company has made purchase commitments with two such vendors totaling approximately, $4.0 million and $4.5 million, respectively.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

The Company is party to various claims and other matters arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

9.   OPTIONS AND WARRANTS:
     --------------------

On May 17, 1996, the Company adopted, the 1996 Equity Compensation Plan, (the "Plan"). The Plan was subsequently amended on May 28, 1997 and May 12, 1999 to increase the number of shares available for grant. A committee of the Board of Directors administers and awards grants under the Plan at its sole discretion. The Plan reserves up to 10,000,000 shares of common stock for issuance in connection with the exercise and/or grant of incentive stock options, and nonqualified stock options, restricted stock, stock appreciation rights and performance units to key employees, officers, directors, independent contractors and consultants.

The following table summarizes option activity under the Plan:

                                                                                               Weighted
                                                                                                Average
                                                                               Exercise        Exercise
                                                                                 Price           Price
                                                               Shares          Per Share       Per Share
                                                             ----------      -------------   -------------
Balance outstanding, December 31, 1996....................    1,409,490       $15.00             $15.00
  Granted at fair market value............................    2,050,510       4.25-  14.38         8.70
  Granted above fair market value.........................    2,310,490       6.25                 6.25
  Cancelled...............................................   (2,582,657)      4.25-  15.00        13.84
                                                            -----------       ------------       ------
Balance outstanding, December 31, 1997....................    3,187,833       4.25-  6.25          5.55
  Granted at fair market value............................      723,500       3.31-  9.81          4.53
  Granted above fair market value.........................       75,000       6.25                 6.25
  Granted below fair market value.........................    2,000,000       3.29                 3.29
  Exercised...............................................     (330,411)      3.29-  6.25          4.54
  Cancelled...............................................     (432,816)      3.31-  8.94          4.89
                                                            -----------       ------------       ------
Balance outstanding, December 31, 1998....................    5,223,106       3.29-  9.81          4.67
  Granted at fair market value............................    1,333,250       4.13- 11.50          7.07
  Granted in the IDRC merger (see Note 3).................      930,903       1.45- 14.46          2.54
  Granted in the CRW merger (see Note 3)..................      820,669       1.37- 14.10          3.75
  Exercised...............................................     (345,010)      1.45-  6.25          4.26
  Cancelled...............................................     (111,040)      3.31-  7.75          5.35
                                                            -----------       ------------       ------
Balance outstanding, December 31, 1999....................    7,851,878       $1.37- 14.46       $ 4.74
                                                            ===========       ============       ======

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

Summary information about the Company's stock options outstanding at December 31, 1999 is as follows:

                           Balance         Weighted       Weighted
                       Outstanding at       Average       Average        Exercisable at     Weighted
     Range of           December 31,       Exercise     Contractual       December 31,       Average
   Exercise Price          1999             Price      Life in years         1999         Exercise Price
   --------------      --------------      --------    -------------     --------------   --------------
      $1 - $3               1,467,894       $ 1.71           9.5              1,458,894        $ 1.72
       3 - 5                3,146,738         3.59           8.2              1,549,296          3.71
       5 - 7                1,923,561         6.21           7.0              1,682,979          6.20
       7 - 9                1,069,178         7.89           9.4                 69,260          8.79
       9 - 11                  69,313         9.62           9.3                 52,646          9.57
      11 - 13                  50,000        11.50           9.1                     --         11.50
      13 - 15                 125,194        14.26           9.5                125,194         14.26
                            ---------       ------           ---              ---------        ------
                            7,851,878       $ 4.74           8.4              4,938,269        $ 4.37
                            =========       ======           ===              =========        ======

In March 1998, the Company granted options to purchase 500,000 shares of common stock under the Plan and options to purchase 1,500,000 shares of common stock outside of the Plan to its CEO and President (see Note 8).

In the first quarter of 1998, the vesting of 1,168,699 options was accelerated based on the occurrence of certain events. The remaining unvested options will vest over one to four years.

In September 1997, the Company exchanged new options for options that were granted in August 1996 and February 1997. The exercise price for the new options was $6.25 per share. The exercise price for the new options was less than the exercise price of the previously granted options, but exceeded the market price of the stock on the date of grant of the new options.

In September 1997, the Company granted options to purchase 150,000 shares of the Company's common stock at $6.25 per share under the Plan to an independent contractor. The options become fully exercisable over a two-year period and expire in August 2006. The Company recorded the $508,000 fair value of these options as a charge to operations in 1997.

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

Pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The determination of the fair value of the options noted above was estimated at the date of grant using a Black-Scholes option pricing model with the following

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

weighted-average assumptions for the years ended December 31, 1999, 1998 and 1997: risk free interest rate of 6.0%, 5.7%, and 6.3%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 75%, and an expected life of the options of six years.

The weighted average fair value of employee stock options granted during the periods presented is as follows:

                                                          Weighted Average Fair Value
                                                            Year Ended December 31,
                                                     -------------------------------------
                                                       1999          1998          1997
                                                     ---------     ---------     ---------
     Granted at fair market value..................  $   4.98         $3.14         $3.00
     Granted above fair market value...............  $     --         $1.95         $2.77
     Granted below fair market value...............  $     --         $2.60  $      --

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows (in thousands - except for earnings per share):


                                                                       Weighted Average Fair Value
                                                                         Year Ended December 31,
                                                               --------------------------------------------
                                                                   1999           1998            1997
                                                               ------------  --------------  --------------
      Pro forma net income (loss).............................      $4,208       $(11,455)      $(162,021)
      Pro forma basic earnings (loss) per share...............      $ 0.15       $  (0.45)      $   (6.43)
      Pro forma diluted earnings (loss) per share.............      $ 0.13       $  (0.45)      $   (6.43)

On June 30, 1999, the Company granted warrants to purchase 2,500,000 shares of the Company's common stock at $6.50 per share in connection with the IDRC merger (see Note 3). These warrants were valued at their estimated fair value of $7,840,000 and were included in the total purchase price of IDRC. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 1999.

On June 30, 1999, the Company granted warrants to purchase 678,410 shares of the Company's common stock at $1.50 per share in connection with the CRW merger (see
Note 3). These warrants were valued at their estimated fair value of $4,638,000 and were included in the cost of treasury stock acquired in the CRW merger. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 1999.

In April 1997, the Company granted warrants to purchase 1,500,000 shares of the Company's common stock at a price of $12.25 per share in lieu of a certain earnout agreement with one of the Initial Operating Businesses. Effective December 31, 1997, 1,000,000 of these warrants were cancelled as certain vesting criteria, as defined, were not met. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 1999.

The Company issued warrants to purchase 593,400 shares of common stock to the former principals of the Initial Operating Businesses at $15.00 per share. These warrants were valued at their estimated fair value of $2,077,000 and were included in the purchase price of the Initial

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

Operating Business. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 1999.

10.  EMPLOYEE RETIREMENT SAVINGS PLAN:
     ---------------------------------

On January 1, 1997, the Company adopted a defined contribution 401(k) Savings Plan (the "Savings Plan"). Employees who have met certain eligibility requirements, as defined, may contribute up to 15% of their pre-tax gross wages, subject to certain restrictions. The Savings Plan provides for Company matching contributions of 25% of the first 6% of employee contributions to the Savings Plan, which vest 25% per year over a four-year period. The expense for the year ended December 31, 1999, 1998 and 1997 under the Savings Plan was $189,000, $171,000 and $290,000, respectively.

When the Company merged with IDRC it had an existing defined contribution 40l
(k) Savings Plan (the "IDRC Plan"). This plan has been maintained for existing IDRC employees. Employees who have met certain eligibility requirements, as defined, may contribute up to 15% of their pre-tax gross wages, subject to certain restrictions. The IDRC Plan provided for matching contributions of 50% of the first 3% of employee contributions to the IDRC Plan, which vests 25% per year over a four-year period. The expense for the six months ended December 31, 1999 under the IDRC Plan was $58,000.

11.  RELATED-PARTY TRANSACTIONS:
     ---------------------------

CRW Financial, Inc.
-------------------

The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW which was a former shareholder of the Company and as discussed in Note 3, was merged with the Company on June 30, 1999. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $42,000. Total rent expense for the six months ended December 31, 1999 and years ended December 31, 1998 and 1997, was approximately $252,000, $430,000 and $444,000, respectively.

AffiniCorp USA, Inc.
--------------------

On September 25, 1998, the Company purchased 19.4% of the outstanding common stock of AffiniCorp, USA, Inc. ("AffiniCorp") for $500,000. AffiniCorp develops and manages enhancement products for credit card issuers. As of December 31, 1999, the Company has a $3,347,000 receivable from AffiniCorp recorded in current assets. During 1999, the Company recorded a reserve for all amounts invested in or due from AffiniCorp.

As of December 31, 1999, the Company had a $475,000 note receivable due July 2004, bearing interest at 3% and collateralized by a residence from one of its senior officers. This note was paid in full in January 2000.

12.  CONCENTRATIONS OF CREDIT:
     -------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising the Company's customer base

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

and their dispersion across different industries and geographies. The Company does not require collateral or other securities to support customer receivables. The Company performs periodic reviews of its clients' financial condition to reduce collection risk.

The Company does not believe significant credit risk exists at December 31, 1999.

The following table summarizes those customers with revenue or accounts receivable in excess of 10% of total revenue for the years ended December 31, 1999, 1998 and 1997, or total receivables as of December 31, 1999 and 1998, respectively:

                                               Revenues                  Accounts Receivable
                                      -----------------------------     ---------------------
                                               Year Ended                    Year Ended
                                              December 31,                   December 31,
                                      -----------------------------     ---------------------
                                        1999      1998       1997         1999         1998
                                      --------  --------   --------     --------     --------
     Customer 1                          11%       10%        --%           --%         23%
     Customer 2                          --%       --%        --%           17%         --%
     Customer 3                          --%       --%        --%           --%         13%
     Customer 4                          --%       --%        19%           --%         --%

The following table summarizes those industries with revenue in excess of 10% of total revenue for the years ended December 31, 1999, 1998 and 1997:

                                                                             Revenues
                                                             --------------------------------------
                                                                     Year Ended December 31,
                                                             --------------------------------------
                                                                1999          1998          1997
                                                             -----------  ------------  -----------
   Telecommunications.......................................     32%           27%           29%
   Financial Services.......................................     28%           23%           40%
   Insurance................................................     10%           10%           --

13.  SEGMENTS:
     ---------

The Company classifies its continuing operations into two segments:
Telemarketing and Customer Care. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies (see Note
2). The business segments are described in further detail below. Segment assets include amounts specifically identified to Telemarketing and Customer Care segments. Corporate assets consist primarily of property and equipment and the goodwill and other intangibles related to the IDRC merger, which will be allocated to the business segments after evaluations are completed by management.

The Telemarketing Segment provides both business-to-consumer and business-to-business telemarketing services--primarily direct sales initiated by the Company on behalf of its clients.

The Customer Care Segment provides customer service expertise to its clients. The Company's customer service expertise includes the more traditional inbound services of customer care

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients. In addition, Customer Care includes our more recent strategic initiatives into multi-channel Customer Relationship Management including Web-based sales and service, e-mail response, Web telephony, Web chat and fax.

Corporate operations include the selling, general and administrative functions of the Company.

The results of operations of the Market Research Segment and Direct Mail and Fulfillment Segment have been accounted for as discontinued operations (see Note
3).

As discussed in Note 2, during 1999, the Company began reporting operating expenses differently from the historical presentation in order to be more consistent with industry practices. The principal change relates to the components of two line items - Cost of Services and SG&A. Cost of Services now reflects only those costs that are directly associated with the operation of a call center. All other costs including account management, management information systems and human resources are included in SG&A. This reclassification has been made for all periods presented.

Business segment information is as follows (in thousands):

                                                               Year Ended December 31,
                                                          ------------------------------------
                                                             1999         1998         1997
                                                          ----------   ----------   ----------
REVENUES:
  Telemarketing.........................................    $177,835     $115,776    $ 140,719
  Customer Care.........................................      88,975       51,652       38,203
                                                            --------     --------    ---------
       Total............................................    $266,810     $167,428    $ 178,922
                                                            ========     ========    =========
OPERATING INCOME (LOSS):
  Telemarketing (includes goodwill
     impairment charge of $139,072 in 1997).............    $ 44,567     $ 19,340    $(125,499)
  Customer Care.........................................      25,492       16,504        3,254
  Corporate.............................................     (57,151)     (41,785)     (41,793)
                                                            --------     --------    ---------
       Total............................................    $ 12,908     $ (5,941)   $(164,038)
                                                            ========     ========    =========
TOTAL ASSETS:
  Telemarketing.........................................    $ 81,298     $ 45,995    $  53,779
  Customer Care.........................................      78,019       47,499       47,718
  Corporate.............................................     159,090       10,195        6,825
                                                            --------     --------    ---------
       Total continuing operations......................     318,407      103,689      108,322
  Discontinued Operations...............................          --           --       36,399
                                                            --------     --------    ---------
       Total............................................    $318,407     $103,689    $ 144,721
                                                            ========     ========    =========
DEPRECIATION AND AMORTIZATION:
Telemarketing (includes goodwill
     impairment charge of $139,072 in 1997).............    $  5,361     $  4,995    $ 150,679
Customer Care...........................................       4,124        3,634        3,244
Corporate...............................................       7,231        1,081          581
                                                            --------     --------    ---------
       Total............................................    $ 16,716     $  9,710    $ 154,504
                                                            ========     ========    =========

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 ---------------------------------------------

CAPITAL EXPENDITURES:
  Telemarketing.........................................    $ 12,197     $  2,401    $  18,206
  Customer Care.........................................      12,365        3,093        6,057
  Corporate.............................................       1,852        3,605        2,034
                                                            --------     --------    ---------
       Total............................................    $ 26,414     $  9,099    $  26,297
                                                            ========     ========    =========

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):
     ------------------------------------

                                                            Year Ended December 31, 1999
                                                 -------------------------------------------------
                                                   First        Second        Third       Fourth
                                                  Quarter      Quarter       Quarter      Quarter
                                                 ---------    ----------    ---------    ---------
                                                        (in thousands, except per share amounts)
Revenues.......................................    $47,925       $46,615      $86,471      $85,799
Gross profit...................................     14,699        13,751       22,460       20,327
Operating income (loss)........................      4,914          (196)       4,538        3,652
Net income (loss)..............................    $ 4,742       $  (940)     $ 1,746      $   334

Basic earnings (loss) per
  common share.................................    $  0.18       $ (0.04)     $  0.06      $  0.01
Diluted earnings (loss) per
  common share.................................    $  0.17       $ (0.04)     $  0.05      $  0.01

15.  SUBSEQUENT EVENTS:
     ------------------

During the first quarter of 2000 the Company retained an investment banker to raise capital for e-Satisfy.com - a company formed by merging TARP, a wholly owned subsidiary of the Company and Customer Insites, Inc., a company acquired in January 2000. The scope of the investment banker's engagement was then expanded to raise additional capital to assist in the strategic initiatives of ChannelCare, the Company's multi-channel CRM platform. In addition, the Company is evaluating alternative business growth strategies in connection with multi-channel CRM solutions including, but not limited to, independently operating and raising capital relative to these businesses.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To TeleSpectrum Worldwide Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of TeleSpectrum Worldwide Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 9, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /S/ ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
 February 9, 2000

                                                                     Schedule II

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 --------------------------------------------


                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------

                                       Balance at        Charged to     Charged to                    Balance at
                                      December 31,        Cost and        Other                      December 31,
      Description                        1998             Expenses      Accounts      Deductions         1999
---------------------------           ------------        --------     ----------     ----------     ------------
Allowance for doubtful
  accounts                                  $2,851          $6,800        $16,398     $(20,932)/1/         $5,117
Closed call center minimum
  lease commitment
  reserve                                   $  809          $   --        $ 3,014     $ (1,120)/2/         $2,703
Severance reserve                           $   --          $  401        $ 2,400     $   (882)/2/         $1,919

                                       Balance at        Charged to     Charged to                    Balance at
                                      December 31,        Cost and        Other                      December 31,
      Description                        1997             Expenses      Accounts      Deductions         1998
---------------------------           ------------        --------     ----------     ----------     ------------
Allowance for doubtful
  accounts                                  $  969          $2,325        $   --      $   (443)/1/         $2,851
Closed call center minimum
  lease commitment
  reserve                                   $1,939          $  360        $   --      $ (1,490)/2/         $  809
Closed call center severance
  reserve                                   $  263          $  994        $   --      $ (1,257)/2/         $   --

                                       Balance at        Charged to     Charged to                    Balance at
                                       January 1,         Cost and        Other                      December 31,
      Description                        1997             Expenses      Accounts      Deductions         1997
---------------------------           ------------        --------     ----------     ----------     ------------
Allowance for doubtful
  accounts                                  $  519          $  881        $   --      $   (431)/1/         $  969
Closed call center minimum
  lease commitment
  reserve                                   $   --          $1,939        $   --      $     --             $1,939
Closed call center severance
  reserve                                   $   --          $1,293        $   --      $ (1,030)/2/         $  263

/1/  Write-off of amounts previously reserved.

/2/ Cash payments related to minimum lease commitments and employee severance for closed call centers.