Form 10-Q
period 2000-03-31
TELESPECTRUM WORLDWIDE INC
filed 2000-05-15
CIK 1014960

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                Yes X   No
                                   ----    ----

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on April 30, 2000 was 32,857,111.

================================================================================

                  TeleSpectrum Worldwide Inc. and Subsidiaries


                                Table of Contents
                               -----------------

Item No.                                                                             Page
----------                                                                         ---------
           PART I -- FINANCIAL INFORMATION
   1.      Financial Statements (unaudited):
           Condensed Consolidated Results of Operations
           For the Three Months Ended March 31, 2000 and
           For the Three Months Ended March 31, 1999.............................          3
           Condensed Consolidated Balance Sheets as of
           March 31, 2000 and December 31, 1999..................................          4
           Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2000 and
           For the Three Months Ended March 31, 1999.............................          5
           Notes to Condensed Consolidated Financial Statements..................          6

   2.      Management's Discussion and Analysis of Results of Operations
           and Financial Condition...............................................         13

           PART II - OTHER INFORMATION...........................................         20

           See Notes to Condensed Consolidated Financial Statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                  Condensed Consolidated Results of Operations
                                  (Unaudited)
               (Dollars in Thousands - Except Per Share Amounts)


                                                            Three Months Ended
                                                         ----------------------
                                                         March 31,     March 31,
                                                           2000          1999
                                                         --------      --------

Revenues                                                 $ 78,680      $ 47,925
                                                         --------      --------
Operating Expenses:
 Cost of services                                          61,229        33,226
 Selling, general and administrative                       15,875         9,490
 Goodwill amortization                                      1,998           295
                                                         --------      --------
     Total operating expenses                              79,102        43,011
                                                         --------      --------
     Operating income                                        (422)        4,914

INTEREST EXPENSE, net                                      (3,487)         (172)
                                                         --------      --------
(LOSS)INCOME BEFORE INCOME TAXES                           (3,909)        4,742

INCOME TAXES                                                 --            --
                                                         --------      --------
NET (LOSS)INCOME                                         $ (3,909)     $  4,742
                                                         ========      ========

BASIC (LOSS)EARNINGS PER SHARE (Note 4)                  $   (.12)     $    .18
                                                         ========      ========
DILUTED (LOSS)EARNINGS PER SHARE (Note 4)                $   (.12)     $    .17
                                                         ========      ========


           See Notes to Condensed Consolidated Financial Statements.

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                  (Unaudited)
                 (Dollars in Thousands - Except Share Amounts)

                                                                March 31,   December 31,
                                                                   2000         1999
                                                                ---------    ---------
                                     ASSETS
                                     ------
CURRENT ASSETS:
 Cash and cash equivalents                                      $    --      $    --
 Accounts receivable, net                                          69,116       72,879
 Prepaid expenses and other                                         6,545        5,809
                                                                ---------    ---------
     Total current assets                                          75,661       78,688
PROPERTY AND EQUIPMENT, net                                        61,599       59,455
GOODWILL AND OTHER INTANGIBLES, net                               179,681      174,703
OTHER ASSETS                                                        5,268        5,561
                                                                ---------    ---------
     Total assets                                               $ 322,209    $ 318,407
                                                                =========    =========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt                           $  16,824    $  16,411
 Accounts payable                                                   9,957        9,305
 Accrued expenses                                                  30,019       32,597
 Other current liabilities                                          3,117        6,463
                                                                ---------    ---------
     Total current liabilities                                     59,917       64,776

LONG-TERM DEBT                                                    119,689      113,846
                                                                ---------    ---------
OTHER NONCURRENT LIABILITIES                                        7,015          352
                                                                ---------    ---------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized, no shares issued or outstanding                          --           --
 Common stock, $.01 par value, 200,000,000 shares authorized,
  39,743,694 shares issued and 32,797,111 shares outstanding, at March 31, 2000, and 32,612,163 shares issued and
  outstanding at December 31, 1999                                    397          396
 Additional paid-in capital                                       338,897      338,848
 Common stock purchase warrants                                     7,840        7,840
 Treasury stock, 6,946,583 shares at cost                         (48,810)     (48,810)
 Accumulated deficit                                             (161,313)    (157,404)
 Due from stockholders                                               (952)        (952)
 Deferred compensation                                               (138)        (163)
 Cumulative currency translation adjustment                          (333)        (322)
                                                                ---------    ---------
     Total stockholders' equity                                   135,588      139,433
                                                                ---------    ---------
     Total liabilities and stockholders' equity                 $ 322,209    $ 318,407
                                                                =========    =========

           See Notes to Condensed Consolidated Financial Statements.

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                        Three Months Ended
                                                                      --------------------
                                                                      March 31,   March 31,
                                                                        2000        1999
                                                                      --------    --------
Cash Flows From Operating Activities:
 Net (loss) income                                                    $ (3,909)   $  4,742
 Adjustments to reconcile net (loss) income to net cash
 flows from operating activities:
   Depreciation and amortization                                         4,087       2,238
   Goodwill amortization                                                 1,998         295
   Provision for bad debts                                                 742         300
   Non-cash compensation                                                    25          47
   Changes in operating assets and liabilities net of acquisitions:
    Accounts receivable                                                  3,089     (11,390)
    Prepaid expenses and other                                          (1,134)       (732)
    Accounts payable                                                       561       1,073
    Accrued expenses                                                    (2,592)      2,122
    Other liabilities                                                   (3,261)      1,523
                                                                      --------    --------
          Net cash (used in) provided by operating activities             (394)        218
                                                                      --------    --------
Cash Flows From Investing Activities:
 Purchases of property and equipment                                    (6,266)     (4,541)
 Net cash acquired in acquisition                                           71        --
 Payments of deferred transaction costs                                   --        (2,584)
 Payments of notes to sellers and acquisition liabilities                 --          (257)
                                                                      --------    --------
         Net cash used in investing activities                          (6,195)     (7,382)
                                                                      --------    --------
Cash Flows From Financing Activities:
 Net borrowings on secured credit facility                                --         6,665
 Exercise of stock options and sale of common stock                        606         350
 Payments of capital lease obligations                                    (208)       (159)
 Borrowings on long-term debt                                            8,500         117
 Payments on long-term debt                                             (2,309)        (83)
                                                                      --------    --------
          Net cash provided by financing activities                      6,589       6,890
                                                                      --------    --------
Net decrease in cash and cash equivalents                                 --          (274)
Cash and cash equivalents, beginning of period                            --           794
                                                                      --------    --------
Cash and cash equivalents, end of period                              $   --      $    520
                                                                      ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                 Telespectrum Worldwide Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. BASIS OF PRESENTATION:

The accompanying financial statements are unaudited and have been prepared by TeleSpectrum Worldwide Inc. and subsidiaries ("TeleSpectrum" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The December 31, 1999 balance sheet was derived from audited financial statements, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. During the third quarter of 1999 the Company changed its presentation of operating expenses in the Condensed Consolidated Statements of Operations. Cost of services now represents all costs incurred at the call centers. All remaining costs including account management, management information systems and human resources are included in SG&A. This reclassification has been made for all periods presented.

There have been no material changes in accounting policies from those stated in the Company's form 10-K for the year ended December 31, 1999.

2. COMPANY BACKGROUND:

The Company was incorporated in Delaware on April 26, 1996 and on August 12, 1996, completed its initial public offering. Concurrent with the offering, the Company began material operations with the acquisition of the assets of a number of businesses. The Company provides services to its customers through its business segments, Telemarketing, Customer Care and e-Satisfy.com. As discussed further in Note 3, the Company completed mergers with International Data Response Corporation ("IDRC") and CRW Financial, Inc. ("CRW") on June 30, 1999.

3. MERGERS AND ACQUISITION:

IDRC Merger

On January 14, 1999, TeleSpectrum and IDRC entered into a merger agreement which was amended on February 26, 1999 and May 13, 1999 and consummated on June 30, 1999. Under this agreement, each of the holders of outstanding shares of IDRC common stock, options and warrants to purchase IDRC common stock were entitled to receive their pro rata portion of an aggregate of 9,200,000 shares of TeleSpectrum common stock and warrants exercisable for 2,500,000 shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6,000,000 of cash, plus all accrued and unpaid dividends of $1,400,000. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4,873,000 for a term note with the Company. This note is payable one year from the closing and bears interest at 10.0%. The merger was accounted for as a purchase and, accordingly, the net tangible liabilities of IDRC were included in the consolidated financial statements as of June 30, 1999.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


The total purchase price of IDRC was $58,700,000 which consisted of (in thousands except share data):

Issuance of 8,269,101 shares of TeleSpectrum common stock, valued at $7.119 per share, with 6,449,349 shares discounted 10% due
to lock up and escrow restrictions of twelve and fifteen months..........................        $54,275
Issuance of options to purchase 930,903 shares of TeleSpectrum common stock, valued at between $2.300 and $5.320 per option with an average value of $5.141 (all options are
 discounted 10% due to lock up and escrow restrictions of twelve and fifteen months).....          4,307
Issuance of warrants to purchase 2,247,038 shares of TeleSpectrum
 common stock, valued at $3.136 per warrant..............................................          7,047
Issuance of warrants to purchase 252,962 shares of TeleSpectrum common stock, valued at
 $3.136 per warrant, to IDRC option holders..............................................            793
Value of shares and options held in escrow...............................................         (9,164)
Transaction costs........................................................................          1,442
                                                                                                 -------
         Total purchase price............................................................        $58,700
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

The Company has substantially completed its plans to consolidate certain facilities and departments and has estimated the costs of non-cancelable lease commitments and severance of $1,539,000. This liability is reflected in the net tangible liabilities acquired. During the first quarter of 2000, approximately $1,243,000 was charged against this reserve. Upon completion of the integration, any adjustments to the original estimates will be reflected as an adjustment to the purchase price.

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

Customer Insight Acquisition
----------------------------

                 TeleSpectrum Worldwide Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

During January 2000, the Company placed all assets and liabilities specifically related to TARP into a new wholly owned corporation called e-Satisfy.com. On February 2, 2000, e-Satisfy.com acquired Customer Insites, Inc. ("CI") by issuing 2,410,741 shares or 27.6% of e-Satisfy.com in exchange for all of the issued and outstanding capital stock of CI. This acquisition was accounted for as a purchase and accordingly, the net assets and results of operations of CI have been included in the condensed consolidated financial statements commencing February 2, 2000. The total purchase price paid for CI was valued at approximately $6,200,000. Based upon a preliminary analysis the excess of the purchase price over the fair value of the net tangible liabilities acquired totaling approximately $6,478,000, has been recorded as goodwill and is being amortized on a straight-line basis over twenty-five years. If the acquisition had been in effect from January 1, 1999, unaudited pro forma net sales and net earnings of the Company would have been substantially the same as those reported.

Other

During October 1996, the Company acquired its consulting business Technical Assistance Research Programs, Inc. ("TARP"). The agreement allowed for potential earnouts to be paid to prior owners based upon future performance. During October 1999 the Company signed an agreement to pay $3,200,000 in installments ending July 2001 to settle these earnout provisions. This note was discounted to $2,852,000 and is reflected as goodwill which is being amortized on a straight-line basis over the remaining life of the original TARP goodwill.

4. EARNINGS PER SHARE:

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of shares of common stock.

The table below sets forth the reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                    ---------------------
                                                                                      2000           1999
                                                                                    ------         ------
Shares used in computing basic earnings (loss) per share...................         31,453         25,820
Dilutive effect of options and warrants....................................             --          2,720
                                                                                    ------         ------
Shares used in computing diluted earnings (loss) per share.................         31,453         28,540
                                                                                    ======         ======

5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS:

The Company capitalizes both acquired and internally developed or modified software used as an integral part of the operations of the Company, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes certain internal and external costs directly associated with developing or modifying the internal use software, which begins with the application development stage and ends when the project is substantially complete and ready for its intended use. Amounts capitalized as of March 31, 2000 and December 31, 1999 were $17,530,000 and $13,470,000, respectively, and are included in the Condensed Consolidated Balance Sheets in property, plant and equipment. Such costs are amortized on a straight-line basis over the estimated useful life, usually 3-5 years.

6. CREDIT FACILITY:

                 TeleSpectrum Worldwide Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized on a straight line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which none were outstanding at March 31, 2000. At March 31, 2000, the Company had $39.6 million in outstanding borrowings and $5.4 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $6.0 million for the remainder of 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.2 million for the remainder of 2000, $0.3 million in 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.3 million for the remainder of 2000, $0.4 million in 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.75% or LIBOR plus 3.25% for the Term A and working capital revolver facilities; prime plus 2.25% or LIBOR plus 3.75% for the Term B facility and prime plus 2.75% or LIBOR plus 4.25% for the Term C facility. At March 31, 2000, the weighted average interest rate payable under the Credit Facilities was 10.0%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. During the three months ended March 31, 2000 and 1999, the weighted average interest rate on borrowings under the Secured Credit Facility was 10.1% and 8.25%, respectively.

During April 2000, the Company signed amendments to the Credit Facility that modified the Company's debt covenants effective February 2000 including the leverage ratio and the fixed charge coverage ratio and increased the working capital revolver facility by $6.0 million to $51.0 million. In addition, the annual limitation allowed for capital expenditures decreased for the year 2000 from $32,500,000 to $25,000,000.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

7. SUPPLEMENTAL CASH FLOWS INFORMATION:

The Company paid $3,000,000 and $118,000 in interest expense for the three months ended March 31, 2000 and 1999, respectively. The Company did not pay any income taxes during the three months ended March 31, 2000 and 1999.

8. COMMITMENTS AND CONTINGENCIES:

On March 18, 1998, the Company entered into an employment contract with its former CEO and President which expires in March 2001. The contract provides for annual compensation of $200,000 per year, plus potential bonuses. The Company entered into a subscription agreement whereby this executive acquired 227,964 shares of the Company's common stock for $500,000 and was granted options to purchase 2,000,000 shares of common stock at $3.29 per share. The options will vest over three to five years with accelerated vesting for 500,000 options based on the achievement of certain performance objectives, as defined. The Company recorded compensation expense of $327,000, which represents the difference between the stock purchase price and the fair market value of the stock on the effective date of the stock subscription agreement. In addition, the Company will record compensation expense of $670,000 over the vesting period of the options to purchase 2,000,000 shares of common stock which represents the difference between the fair market value of the stock on the grant date and the option exercise price of $3.29.

The Company is party to various claims and other matters arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

9. CONCENTRATIONS OF CREDIT:

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

The Company does not believe a significant credit risk exists at March 31, 2000. The following table summarizes those customers with revenue or accounts receivable in excess of 10% of total revenue for the three months ended March 31, 2000 and 1999 or total receivables as of March 31, 2000 and December 31, 1999, respectively:

                                                                      Revenues                      Accounts
                                                              -------------------------            Receivable
                                                                    Three Months            ------------------------
                                                                   Ended March 31,          March 31,   December 31,
                                                              -------------------------     ---------   ------------
                                                                    2000          2000        2000          1999
                                                                    ----          ----        ----          ----
Customer 1                                                          11.6%         15.9%       11.1%           --%
Customer 2                                                          10.1%           --%         --%         16.5%

10. COMPREHENSIVE INCOME:

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income (loss) and unrealized gains and losses from foreign currency translation. Total comprehensive income (loss) for the three months ended March 31, 2000 and 1999 was $(3,920,000) and $4,686,000, respectively.

11. RELATED-PARTY TRANSACTIONS:

CRW Financial, Inc.

                 Telespectrum Worldwide Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW Financial, Inc., a former shareholder of the Company, and as discussed in Note 3, was merged with the Company on June 30, 1999. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $42,000. Total rent expense for the three months ended March 31, 2000 and 1999 was approximately $130,000 and $120,000, respectively.

12. SEGMENTS:

The Company classifies its continuing operations into three segments:
Telemarketing, Customer Care and e-Satisfy.com. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The business segments are described in further detail below. Segment assets include amounts specifically identified with Telemarketing, Customer Care and e-Satisfy.com segments. Corporate assets consist primarily of property and equipment and the goodwill and other intangibles related to the IDRC merger, which will be allocated to the business segments after evaluations are completed by management.

The Telemarketing Segment provides both business-to-consumer and business-to-business telemarketing services--primarily direct sales initiated by the Company on behalf of its clients.

The Customer Care Segment provides customer service expertise to its clients. The Company's customer service expertise includes the more traditional inbound services of customer care support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients. In addition, Customer Care includes Channel -Care, our more recent strategic initiatives into multi-channel Customer Relationship Management including Web-based sales and service, e-mail response, Web telephony, Web chat and fax.

The e-Satisfy.com segment, a business-to-business internet company, measures, monitors and improves the customer service experience.

Corporate operations include the selling, general and administrative functions of the Company.

During 1999, the Company began reporting operating expenses differently from the historical presentation in order to be more consistent with industry practices. The principal change relates to the components of two line items--Cost of Services and SG&A. Cost of Services now reflects only those costs that are directly associated with the operation of a call center. All other costs including account management, management information systems and human resources are included in SG&A. This reclassification has been made for all periods presented.

                 Telespectrum Worldwide Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

Business segment information is as follows (in thousands):

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                      2000            1999
                                                                                  --------        --------
Revenues:
 Telemarketing.............................................................       $ 51,014        $ 32,816
 Customer Care.............................................................         26,081          12,226
 e-Satisfy.com.............................................................          1,585           2,883
                                                                                  --------        --------
     Total.................................................................       $ 78,680        $ 47,925
                                                                                  ========        ========
Operating income (loss):
 Telemarketing.............................................................       $ 10,903        $  8,826
 Customer Care.............................................................          5,439           3,870
 e-Satisfy.com.............................................................            763           1,708
 Corporate.................................................................        (17,527)         (9,490)
                                                                                  --------        --------
     Total.................................................................       $   (422)       $  4,914
                                                                                  ========        ========
Total assets
 Telemarketing.............................................................       $ 83,057        $ 55,101
 Customer Care.............................................................         54,084          25,473
 e-Satisfy.com.............................................................         31,392          23,607
 Corporate.................................................................        153,676          14,170
                                                                                  --------        --------
     Total.................................................................       $322,209        $118,351
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


Recent Developments and Overview
--------------------------------

IDRC Merger Agreement
---------------------

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

                 Telespectrum Worldwide Inc. and Subsidiaries

CRW Merger Agreement
--------------------

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

Strategic Initiatives
---------------------

During the first quarter of 2000 the Company retained an investment banker to raise capital for e-Satisfy.com - a company formed by merging TARP, a wholly owned subsidiary of the Company, and Customer Insites, Inc., a company acquired in January 2000. The scope of the investment banker's engagement was then expanded to raise additional capital to assist in the strategic initiatives of ChannelCare, the Company's multi-channel CRM platform. In addition, the Company is evaluating alternative business growth strategies in connection with multi-channel CRM solutions including, but not limited to, independently operating and raising capital relative to these businesses.

Customer Insight Acquisition
----------------------------

During January 2000, the Company placed all assets and liabilities specifically related to TARP into a new corporation called e-Satisfy.com. On February 2, 2000, e-Satisfy.com acquired Customer Insites, Inc. ("CI") by issuing 2,410,741 shares or 27.6% of e-Satisfy.com in exchange for all of the issued and outstanding capital stock of CI. This acquisition was accounted for as a purchase and accordingly, the net assets and results of operations of CI have been included in the condensed consolidated financial statements commencing February 2, 2000. The total purchase price paid for CI was valued at approximately $6,200,000. Based upon a preliminary analysis the excess of the purchase price over the fair value of the net tangible liabilities acquired totaling approximately $6,478,000, has been recorded as goodwill and is being amortized on a straight-line basis over twenty-five years. If the acquisition had been in effect from January 1, 1999, unaudited pro forma net sales and net earnings of the Company would have been substantially the same as those reported.

New President and CEO
---------------------

On April 27, 2000, Telespectrum entered into an employment agreement with Mr. Vincent Ciavardini that provides that he be employed by Telespectrum as its President and Chief Executive Officer through April 27, 2003. This position was vacated by Mr. Keith Alessi, who has become Chairman.

Credit Facility Amendments
--------------------------

During April 2000, the Company signed amendments to the Credit Facility that modified the Company's debt covenants effective February 2000, including the leverage ratio and the fixed charge coverage ratio and increased the working capital revolver facility by $6.0 million to $51.0 million. In addition, the annual limitation regarding capital expenditures was lowered for the year 2000 from $32,500,000 to $25,000,000.

                 Telespectrum Worldwide Inc. and Subsidiaries

Results of Operations

The following discussions should be read in connection with the Condensed Consolidated Financial Statements contained within this report on Form 10Q. During the third quarter of 1999, the Company changed its presentation of operating expenses in the Condensed Consolidated Statements of Operations. Cost of services now represents all costs incurred at the call centers. All remaining costs including account management, management information systems and human resources are included in SG&A. This reclassification has been made for all periods presented.

Comparison of the results of operations for the three months ended March 31, 2000 to the three months ended March 31, 1999.

                                                                                  Results of Operations
                                                                                  (Dollars in Millions)
                                                      -----------------------------------------------------------------------------
                                                        Three Months           As a              Three Months          As a
                                                            Ended           Percentage              Ended           Percentage
                                                          March 31,             of                March 31,            of
                                                            2000             Revenues               1999             Revenues
                                                      -----------------------------------------------------------------------------
Revenues:
 Telemarketing.............................              $51.0                  65%               $32.8                 68%
 Customer Care.............................               26.1                  33                 12.2                 26
 e-Satisfy.com.............................                1.6                   2                  2.9                  6
                                                         -----                 ---                -----                ---
Total revenue..............................               78.7                 100                 47.9                100
Cost of services:
  Telemarketing............................               40.1                  79                 24.0                 73
  Customer Care............................               20.5                  79                  8.2                 67
  e-Satisfy.com............................                0.6                  38                  1.0                 34
                                                         -----                 ---                -----                ---
Total cost of services.....................               61.2                  78                 33.2                 69
Total selling, general and administrative..               15.9                  20                  9.5                 20
Goodwill amortization......................                2.0                   3                   .3                  1
                                                         -----                 ---                -----                ---
Total operating expenses...................               79.1                 101                 43.0                 90
                                                         -----                 ---                -----                ---

Operating income...........................                (.4)                 (1)                 4.9                 10

Interest expense...........................               (3.5)                 (4)                (0.2)                --
                                                         -----                 ---                -----                ---
Income before taxes........................               (3.9)                 (5)                 4.7                 10

Income taxes...............................                 --                  --                   --                 --
                                                         -----                 ---                -----                ---
Net income.................................              $(3.9)                (5)%               $ 4.7                 10%
                                                         =====                 ===                =====                ===

Revenues
--------

Our total revenues for the three months ended March 31, 2000 were $78.7 million, representing an increase of 64% from $47.9 million for the three months ended March 31, 1999. This increase is primarily the result of the merger with IDRC or $32.3 million. Approximately 11.6% and 10.1% of total revenues for the three months ended March 31, 2000 were generated by services provided on behalf of two clients in the telecommunications industry and is reported predominantly in our telemarketing and customer care segment, respectively.

Telemarketing Segment
---------------------

Our telemarketing segment revenues were $51.0 million for the three months ended March 31, 2000. These revenues accounted for 65% of our total revenues and represent an increase of $18.2 million or 55% from telemarketing revenues of $32.8 million for the three months ended March 31, 1999. The increase in telemarketing revenues is primarily attributable to the IDRC merger of $20.4 million, and revenue from

                 Telespectrum Worldwide Inc. and Subsidiaries

services initiated by new clients totaling $3.0 million offset by revenue from lost or terminated clients of $3.7 million.

Customer Care Segment
---------------------

Our customer care segment revenues were $26.1 million for the three months ended March 31, 2000. These revenues accounted for 33% of our total revenues and increased by $13.9 million from the three months ended March 31, 1999. In addition to $11.9 million in revenue gained through the IDRC merger, $2.0 million of this increase was attributable to the acquisition of one call center in November 1999. Revenues generated from services initiated for new clients of $.8 million were offset by lower volumes from existing clients.

e-Satisfy.com Segment
---------------------

Our e-Satisfy.com segment revenues were $1.6 million for the three months ended March 31, 2000. These revenues accounted for 2% of total revenues and decreased by $1.3 million or 45% from the three months ended March 31, 1999. The decrease in revenue is attributable to the loss of three clients and a $0.2 million reduction in revenue related to a settlement with a client during the first quarter of 2000.

Cost of Services
----------------

Our cost of services were $61.2 million for the three months ended March 31, 2000, an increase of $28.0 million or 84% from cost of services of $33.2 million for the three months ended March 31, 1999. As a percentage of total revenues, cost of services were 78% and 69% for each of the three months ended March 31, 2000 and 1999.

Telemarketing Segment
---------------------

Our telemarketing segment cost of services for the three months ended March 31, 2000 were 79% of telemarketing revenues and increased by $16.1 million or 67% from the three months ended March 31, 1999. Costs of services for the three months ended March 31, 1999 were 73% of telemarketing revenues. The increase in cost of services as a percentage of revenue is attributable to lower revenue per hour due to competitive pricing pressures and lower capacity utilization of existing seats.

Customer Care Segment
---------------------

Our customer care segment cost of services accounted for 79% of our customer care revenues for the three months ended March 31, 2000 and increased by $12.3 million from the three months ended March 31, 1999. Cost of services for the three months ended March 31, 1999 were 67% of customer care revenues. The increase in cost of services as a percentage of revenues is due to lower volumes and the associated lower capacity utilization, increased competitive pricing pressures resulting in lower revenue per hour and increased costs associated with ChannelCare initiatives, a change in the client mix, and an increase in infrastructure to support higher volumes.

e-Satisfy.com Segment
---------------------

Our e-Satisfy.com segment cost of services accounted for 38% of our e-Satisfy.com revenues for the three months ended March 31, 2000 and decreased by $.4 million or 40% from the three months ended March 31, 1999. Cost of services for the three months ended March 31, 1999 were 34% of e-Satisfy.com revenues. The increase as a percentage of revenues is due to a change in the client mix, lower volumes and the client settlement discussed above.

                 Telespectrum Worldwide Inc. and Subsidiaries

Selling, General and Administrative
-----------------------------------

SG&A expenses were $15.9 million for the three months ended March 31, 2000, an increase of $6.4 million or 67% from the three months ended March 31, 1999. As a percentage of total revenue, SG&A expenses were 20% for the three months ended March 31, 2000 and 1999, respectively. The overall increase for the three months ended March 31, 2000 related to costs associated with the IDRC merger including $1.1 million for the Canadian operations, and a $1.4 million increase in the customer care operations. $2.0 million of the $15.9 million for 2000 relates directly to e-Satisfy.com which increased $0.7 million from the same quarter last year. The remaining increase is due to the increased information technology costs (related primarily to ChannelCare initiatives), increased facility costs, bad debt expense and additional depreciation charges resulting from the IDRC merger.

Goodwill Amortization
---------------------

Our goodwill amortization was $2.0 million, representing 3% of total revenues for the three months ended March 31, 2000, and increased by $1.7 million from the three months ended March 31, 1999. This increase is primarily attributable to the IDRC merger.

Interest Expense, net
---------------------

We incurred net interest expense of $3.5 million for the three months ended March 31, 2000, an increase of $3.3 million from the three months ended March 31, 1999. This increase in interest expense is primarily attributable to increased debt levels from the IDRC merger and amortization of debt issuance costs.

Liquidity and Capital Resources
-------------------------------

Cash flows provided by(used in) (dollars in thousands):

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                      2000            1999
                                                                                   -------         -------
Operating activities.......................................................        $  (394)        $  (218)
Investing activities.......................................................        $(6,195)        $(7,382)
Financing activities.......................................................        $ 6,589         $ 6,890

For the three months ended March 31, 2000

The $0.4 million of cash used by operating activities consisted of a $3.9 million net loss offset by non cash items including depreciation and amortization of $6.1 million and $0.7 million for bad debts. Working capital requirements which positively effected cash flow included a decrease in accounts receivable of $3.1 million offset by a $2.6 million decrease in accrued expenses and a $3.3 million decrease in other liabilities.

The $6.2 million of cash used in investing activities primarily consisted of property and equipment purchases attributable to maintaining and enhancing our technology platforms particularly as it relates to ChannelCare.

The $6.6 million of net cash provided by financing activities consisted of $6.2 million of net borrowings related to long-term debt.

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit

                 Telespectrum Worldwide Inc. and Subsidiaries

Facilities") incurring costs of $5.0 million which are being amortized on a straight line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which none were outstanding at March 31, 2000. At March 31, 2000, the Company had $39.6 million in outstanding borrowings and $5.4 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $6.0 million for the remainder of 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.2 million for the remainder of 2000, $0.3 million in 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.3 million for the remainder of 2000, $0.4 million in 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.75% or LIBOR plus 3.25% for the Term A and working capital revolver facilities; prime plus 2.25% or LIBOR plus 3.75% for the Term B facility and prime plus 2.75% or LIBOR plus 4.25% for the Term C facility. At March 31, 2000, the weighted average interest rate payable under the Credit Facilities was 10.0%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. During the three months ended March 31, 2000 and 1999, the weighted average interest rate on borrowings under the Secured Credit Facility was 10.1% and 8.25%, respectively.

During April 2000, the Company signed an amendment to the Credit Facility that modified the Company's debt covenants effective February 2000 including the leverage ratio and the fixed charge coverage ratio and increased the working capital revolver facility by $6.0 million to $51.0 million. In addition, the annual limitation allowed for capital expenditures decreased for the year 2000 from $32,500,000 to $25,000,000.

We believe that our existing cash balances, and borrowings available under our $135.0 million Credit Facilities will be sufficient to meet our operating and capital needs through 2000. The amount of future capital expenditures will be highly dependent on future revenue growth.

For the three months ended March 31, 1999

The $0.2 million of cash provided by operating activities consisted of $4.7 million of net income and noncash items including depreciation and amortization of $2.5 million, offset by working capital requirements including a significant increase in accounts receivable of $11.4 million, a $2.1 million increase in accrued expenses and a $1.5 million increase in other liabilities.

The $7.4 million of cash used in investing activities primarily consisted of $4.5 million of purchases of

                 Telespectrum Worldwide Inc. and Subsidiaries

property and equipment attributed to maintaining and enhancing our technology platforms. In addition, $2.6 million consisted of deferred transaction co-payments related to the IDRC and CRW mergers.

The $6.9 million of net cash provided by financing activities primarily consisted of $6.7 million of net borrowings under our secured credit facility.

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

Starting in 1998 and continuing in 1999 we undertook a comprehensive program, including the hiring of an outside consulting firm, to address the Year 2000 issue.

As of March 31, 2000, we had spent approximately $1.6 million on the Year 2000 issue. Many of our systems that required Year 2000 remediation or replacement also received performance upgrades or enhancements. Our costs do not include costs related to these upgrades or enhancements. Because we have not experienced material Year 2000 problems at the beginning of 2000 or any material leap year issues after February 29, 2000, we do not expect future remediation costs to be material to our consolidated position or results of operations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
------------------

In connection with the merger of IDRC on June 30, 1999, we refinanced $10.5 million of our $20.0 million Secured Credit Facility debt and acquired $118.6 million in senior debt under the new $135.0 million Credit Facilities. The increased level of long-term debt increases our exposure to interest rate risk.

We pay interest to the Credit Facilities banks based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the Credit Facilities at March 31, 2000, we would be required to pay an additional $1.2 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we have in place two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts of $29.5 million. The interest rate cap agreements expire on September 30, 2002. These interest rate caps are required under the terms of the $135.0 million Credit Facilities, which dictates that we establish and maintain three-year interest rate caps at 200 basis points above the three-month LIBOR rate with notional amounts not less than 66.0% of the term loan balance. The three-month LIBOR interest rate was approximately 6.3% at March 31, 2000.

                 Telespectrum Worldwide Inc. and Subsidiaries


Foreign Currency Risk
---------------------

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

         None

  Item 3.  Defaults Upon Senior Securities

         None

  Item 4.  Submission of Matters to a Vote of Security Holders

         None

  Item 5.

         None

  Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

                 Telespectrum Worldwide Inc. and Subsidiaries

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

          10.1   Employment Agreement dated as of April 27, 2000 between Vincent
                 J. Ciavardini and TeleSpectrum Worldwide Inc.

          10.2   Amendment No. 3 to Credit Agreement.

          10.3   Amendment No. 4 to Credit Agreement.

          27.01  Financial Data Schedule.

       (b)   Form  8-K

                None

                 Telespectrum Worldwide Inc. and Subsidiaries


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TeleSpectrum Worldwide Inc.
                                              ----------------------------
                                                      (Registrant)

                                                 \s\  Vincent J. Ciavardini
                                               ----------------------------
                                                    Vincent J. Ciavardini
                                               TeleSpectrum Worldwide Inc.
                                            President & Chief Executive Officer

Date: May 15, 2000                                \s\  William Hoke
                                               ----------------------------
                                                     William Hoke
                                                TeleSpectrum Worldwide Inc.
                                              Interim Chief Financial Officer