Form 10-Q
period 2000-06-30
TELESPECTRUM WORLDWIDE INC
filed 2000-08-14
CIK 1014960

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
   [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                           COMMISSION FILE NO. 0-21107


                           TELESPECTRUM WORLDWIDE INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              23-2845501
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                            Identification Number)

443 SOUTH GULPH ROAD
KING OF PRUSSIA, PENNSYLVANIA                                              19406
(Address of principal executive offices)                              (ZIP Code)

                                  610-878-7400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [x]     No

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on July 31, 2000 was 33,038,568.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                Table of Contents

Item No.                                                                            Page
--------                                                                            ----
            PART I -- FINANCIAL INFORMATION

     1.     Financial Statements (unaudited):
              Condensed Consolidated Results of Operations
                 For the Three Months Ended June 30, 2000 and
                 For the Three Months Ended June 30, 1999.......................     3
              Condensed Consolidated Results of Operations
                 For the Six Months Ended June 30, 2000 and
                 For the Six Months Ended June 30, 1999.........................     4
              Condensed Consolidated Balance Sheets as of
                 June 30, 2000 and December 31, 1999............................     5
               Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and
                 For the Six Months Ended June 30, 1999.........................     6
               Notes to Condensed Consolidated Financial Statements.............     7

     2.     Management's Discussion and Analysis of Results of Operations
              and Financial Condition...........................................     15

            PART II - OTHER INFORMATION.........................................     28


            See Notes to Condensed Consolidated Financial Statements

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in Thousands - Except Per Share Amounts)


                                                    Three Months Ended
                                                    ------------------
                                                   June 30,       June 30,
                                                     2000           1999
                                                     ----           ----
REVENUES                                        $   79,259     $   46,615

OPERATING EXPENSES:
Cost of services                                    60,049         32,864
Selling, general and
administrative                                      18,007         13,653
Goodwill amortization                                1,942            294
                                                ----------     ----------
Total operating expenses                            79,998         46,811
                                                ----------     ----------
Operating loss                                        (739)          (196)
INTEREST EXPENSE, net                               (3,893)          (744)
                                                ----------     ----------
LOSS BEFORE INCOME TAXES                            (4,632)          (940)
INCOME TAXES                                             -              -
                                                ----------     ----------
LOSS BEFORE MINORITY
INTEREST                                            (4,632)          (940)
MINORITY INTEREST                                      697              -
                                                ----------     ----------
NET LOSS                                        $   (3,935)    $     (940)
                                                ==========     ==========
BASIC LOSS PER SHARE (Note 4):                  $     (.12)    $     (.04)

DILUTED LOSS PER SHARE (Note 4):                $     (.12)    $     (.04)


            See Notes to Condensed Consolidated Financial Statements

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in Thousands - Except Per Share Amounts)


                                                       Six Months Ended
                                                       ----------------
                                                    June 30,        June 30,
                                                      2000           1999
                                                      ----           ----
REVENUES                                           $ 157,939     $   94,540

OPERATING EXPENSES:
Cost of services                                     121,587         66,090
Selling, general and administrative                   33,882         23,143
Goodwill amortization                                  3,940            589
                                                   ---------     ----------
Total operating expenses                             159,409         89,822
                                                   ---------     ----------
Operating (loss) income                               (1,470)         4,718

INTEREST EXPENSE, net                                 (7,380)          (916)
                                                   ---------     ----------

(LOSS) INCOME BEFORE INCOME TAXES                     (8,850)         3,802

INCOME TAXES                                               -              -
                                                   ---------     ----------

(LOSS) INCOME BEFORE MINORITY INTEREST                (8,850)         3,802

MINORITY INTEREST                                      1,006              -
                                                   ---------     ----------
NET (LOSS) INCOME                                  $  (7,844)    $    3,802
                                                   =========     ==========

BASIC (LOSS) EARNINGS PER SHARE (Note 4):          $    (.25)    $      .15

DILUTED (LOSS) EARNINGS PER SHARE (Note 4):        $    (.25)    $      .14


            See Notes to Condensed Consolidated Financial Statements

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                  (Dollars in Thousands - Except Share Amounts)


                                                                      June 30,      December 31,
                                   ASSETS                               2000            1999
                                   ------                               ----            ----
CURRENT ASSETS:
Cash and cash equivalents                                           $   1,907        $      --
Accounts receivable, net                                               64,193           72,879
Prepaid expenses and other                                              5,816            5,809
                                                                    ---------        -------
Total current assets                                                   71,916           78,688

PROPERTY AND EQUIPMENT, net                                            62,781           59,455

GOODWILL AND OTHER INTANGIBLES, net                                   184,639          174,703

OTHER ASSETS                                                            4,562            5,561
                                                                    ---------        -------
Total assets                                                        $ 323,898        $ 318,407
                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt                                $  17,505        $  16,411
Accounts payable                                                        9,762            9,305
Accrued expenses                                                       36,157           32,597
Other current liabilities                                                 935            6,463
                                                                    ---------        -------
Total current liabilities                                              64,359           64,776

LONG-TERM DEBT                                                        121,321          113,846

MINORITY INTEREST AND OTHER                                             7,213              352

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
no shares issued or outstanding                                            --               --
Common stock, $.01 par value, 200,000,000 shares authorized,
39,907,066 shares issued and 32,965,483 shares outstanding,
at June 30, 2000, and 39,558,746 shares issued and 32,612,163
shares outstanding at December 31, 1999                                   399              396
Additional paid-in capital                                            338,421          338,848
Common stock purchase warrants                                          7,840            7,840
Accumulated deficit                                                  (165,248)        (157,404)
Treasury stock, 6,946,583 shares at cost                              (48,810)         (48,810)
Due from stockholders                                                    (952)            (952)
Deferred compensation                                                    (113)            (163)
Cumulative currency translation adjustment                               (532)            (322)
                                                                    ---------        -------
Total stockholders' equity                                            131,005          139,433
                                                                    ---------        -------
Total liabilities and stockholders' equity                          $ 323,898        $ 318,407
                                                                    =========        =========


            See Notes to Condensed Consolidated Financial Statements

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                 (Dollars in Thousands - Except Share Amounts)

                                                                              Six Months Ended
                                                                              ----------------
                                                                          June 30,       June 30,
                                                                           2000           1999
                                                                           ----           ----
Cash Flows From Operating Activities:
Net (loss) income                                                      $  (7,844)       $   3,802
Adjustments to reconcile net (loss) income to net cash
flows from operating activities:
Depreciation and amortization                                              8,875            4,496
Amortization of goodwill                                                   3,940              589
Provision for bad debts                                                    1,179            3,300
Minority interest                                                         (1,006)              --
Non-cash compensation                                                         --              218
Other items, net                                                              50              500
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable                                                        7,581           (7,241)
Prepaid expenses and other                                                (7,090)          (2,046)
Accounts payable                                                             366             (900)
Accrued expenses                                                           3,948            3,241
Other liabilities                                                         (5,053)          (2,107)
                                                                       ---------        ---------
Net cash provided by operating activities                                  4,946            3,852
                                                                       ---------        ---------

Cash Flows From Investing Activities:
Purchases of property and equipment                                      (11,768)          (7,213)
Net cash acquired in acquisitions                                             71              762
Payments of notes to sellers and acquisition liabilities                      --             (470)
                                                                       ---------        ---------
Net cash used in investing activities                                    (11,697)          (6,921)
                                                                       ---------        ---------

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and sale of common stock           1,045              362
Debt issuance costs                                                         (402)          (4,604)
Payments of capital lease obligations                                       (365)              --
Net borrowings related to merger                                              --          118,596
Net paydowns related to merger                                                --         (102,940)
Payment for treasury stock                                                    --             (191)
Borrowings on long-term debt                                              13,500               --
Payments on long-term debt                                                (5,120)            (362)
                                                                       ---------        ---------
Net cash provided by financing activities                                  8,658           10,861
                                                                       ---------        ---------

Net increase in cash and cash equivalents                                  1,907            7,792
Cash and cash equivalents, beginning of period                                --              794
                                                                       ---------        ---------
Cash and cash equivalents, end of period                               $   1,907        $   8,586
                                                                       =========        =========


            See Notes to Condensed Consolidated Financial Statements

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

2.  COMPANY BACKGROUND

The Company was incorporated in Delaware on April 26, 1996 and on August 12, 1996, completed its initial public offering. Concurrent with the offering, the Company began material operations with the acquisition of the assets of a number of businesses. The Company provides services to its customers through its business segments: Acquisition Services (formerly referred to as Telemarketing), ChannelCare (formerly referred to as Customer Care) and e-Satisfy.com. As discussed further in Note 3, the Company completed mergers with International Data Response Corporation ("IDRC") and CRW Financial, Inc. ("CRW") on June 30, 1999.

3.  MERGERS

IDRC Merger

On January 14, 1999, TeleSpectrum and IDRC entered into a merger agreement which was amended on February 26, 1999 and May 13, 1999 and consummated on June 30, 1999. Under this agreement, holders of outstanding shares of IDRC common stock, options and warrants to purchase IDRC common stock were entitled to receive their pro rata portion of an aggregate of 9,200,000 shares of TeleSpectrum common stock and warrants exercisable for 2,500,000 shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6,000,000 of cash, plus all accrued and unpaid dividends of $1,400,000. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4,873,000 for a term note with the Company. This note bears interest at 10% and is payable one year from the closing depending upon certain covenants as defined in the agreement which do not currently allow for payment. The merger was accounted for as a purchase and, accordingly, the net tangible liabilities of IDRC have been included in the consolidated financial statements as of June 30, 1999.


            See Notes to Condensed Consolidated Financial Statements

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


The total purchase price of IDRC was $58,700,000 which consisted of (in thousands):

      Issuance of 8,269,101 shares of TeleSpectrum common stock, valued at
         $7.119 per share, with 6,449,349 shares discounted 10% due
        to lock up and escrow restrictions of twelve and fifteen months...................       $    54,275
      Issuance of options to purchase  930,899 shares of TeleSpectrum common stock, valued at between $2.300 and $5.320 per option with an average value of $5.141
        (all options are discounted 10% due to lock up and escrow restrictions
        of twelve and fifteen months).....................................................             4,307
      Issuance of warrants to purchase 2,247,038 shares of TeleSpectrum common stock, valued
        at $3.136 per warrant.............................................................             7,047
      Issuance of warrants to purchase 252,962 shares of TeleSpectrum common stock, valued at
        $3.136 per warrant, to IDRC option holders........................................               793
      Value of shares and options held in escrow..........................................            (9,164)
      Transaction costs...................................................................             1,442
                                                                                                 -----------
               Total purchase price.......................................................       $    58,700
                                                                                                 ===========

Based on management's analysis of the transaction, the application of the purchase method resulted in approximately $156,211,000 in excess purchase price over the estimated fair value of the net tangible liabilities acquired of $90,011,000, which includes accruals by IDRC in the second quarter of 1999 related to closed centers and bad debt reserves. The excess purchase price increased by $7,500,000 during the quarter for certain lease termination costs and severance accruals. An analysis completed by TeleSpectrum, resulted in the excess purchase price being assigned to intangible assets consisting of $1,002,000 for assembled workforce, $14,079,000 for customer relationships, and $141,130,000 for goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 7 years for assembled workforce, 15 years for customer relationships and 25 years for goodwill.

The Company has completed its plans to consolidate certain facilities and departments and has estimated the costs of non-cancelable lease commitments and severance of $1,539,000. This liability is reflected in the net tangible liabilities acquired. During the first half of 2000, approximately $1,473,000 was charged against this reserve. Based upon management's analysis of the fair value of the assets acquired, the goodwill was allocated to our Acquisition Services and ChannelCare segments as $105,848,000 and $35,282,000, respectively.

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

TARP Acquisition

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

Customer Insites Acquisition

During January 2000, the Company placed all assets and liabilities specifically related to TARP into a new wholly owned corporation called e-Satisfy.com. On February 2, 2000, e-Satisfy.com acquired Customer Insites, Inc. ("CI") by issuing 2,410,741 shares or 27.6% of e-Satisfy.com in exchange for all of the issued and outstanding capital stock of CI. This acquisition was accounted for as a purchase and accordingly, the net assets and results of operations of CI have been included in the condensed consolidated financial statements commencing February 2, 2000. The minority interest's portion of e-Satisfy.com's net losses are reflected in the Condensed Consolidated Results of Operations as minority interest. The total purchase price paid for CI was valued at approximately $6,200,000. Based upon a preliminary analysis, the excess of the purchase price over the fair value of the net tangible liabilities acquired totaling approximately $6,478,000, has been recorded as goodwill and is being amortized on a straight-line basis over twenty-five years. If the acquisition had been in effect from January 1, 1999, unaudited pro forma net sales and net earnings of the Company would have been substantially the same as those reported.

 4. EARNINGS PER SHARE

The Company reports earnings per share in accordance with SFAS No. 128 "Earnings Per Share" which requires a dual presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of shares of common stock.

The table below sets forth the reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

                                                         Three Months Ended        Six Months Ended
                                                         ------------------        ----------------
                                                               June 30,                  June 30,
                                                               --------                  --------
                                                           2000         1999         2000         1999
                                                         ------       ------       ------       ------
Shares used in computing basic earnings (loss) per
share                                                    31,527       25,861       31,490       25,803
Dilutive effect of options and warrants                      --           --           --        2,287
                                                         ------       ------       ------       ------
Shares used in computing diluted earnings (loss)
per share                                                31,527       25,861       31,490       28,090
                                                         ======       ======       ======       ======

5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes both acquired and internally developed or modified software used as an integral part of the operations of the Company, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes certain internal and external costs directly associated with developing or modifying the internal use software, which begins with the application development stage and ends when the project is substantially complete and ready for its intended use. Amounts capitalized as of June 30, 2000 and 1999 were $18,917,000 and $1,216,000, respectively, and are included in the Condensed Consolidated Balance Sheets in property, plant and equipment. Such costs are amortized on a straight-line basis over the estimated useful life, usually 3-5 years.

6. SECURED CREDIT FACILITY

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized on a straight line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which none were outstanding at June 30, 2000. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $4.0 million for the remainder of 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.1 million for the remainder of 2000, $0.3 million in 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.2 million for the remainder of 2000, $0.4 million in 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.75% or LIBOR plus 3.25% for the Term A and working capital revolver facilities; prime plus 2.25% or LIBOR plus 3.75% for the Term B facility and prime plus 2.75% or LIBOR plus 4.25% for the Term C facility. At June 30, 2000, the weighted average interest rate payable under the Credit Facilities was 10.1%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the six months ended June 30, 2000 and 1999, the weighted average interest rate on borrowings under the Secured Credit Facility was 10.1% and 8.3%, respectively.

During April 2000, the Company signed an amendment to the Credit Facility that modified the Company's debt covenants effective February 2000 including the leverage ratio and the fixed charge coverage ratio and increased the working capital revolver facility by $6.0 million to $51.0 million. In addition, the annual limitation allowed for capital expenditures decreased for the year 2000 from $32,500,000 to $25,000,000. At June 30, 2000, the Company had $43.6 million in outstanding borrowings and $6.4 million available under the working capital revolver facility. During the second quarter of 2000, the Company renegotiated the terms of a note payable to the former principals of TARP. The original scheduled payment of $1,200,000 due June 30, 2000 was changed to payments of $300,000 on the first day of July, October, November and December plus interest at 10%.

7. SUPPLEMENTAL CASH FLOWS INFORMATION

The Company paid $3,685,000 and $765,000 in interest expense for the three months ended June 30, 2000 and 1999, and $6,285,000 and $883,000 for the six months ended June 30, 2000 and 1999, respectively. The Company did not pay any income taxes during the three months ended June 30, 2000 and 1999.

8. COMMITMENTS AND CONTINGENCIES

On April 27, 2000, the Company entered into an employment contract with its CEO and President which expires in April, 2003. The contract provides for annual compensation of not less than $325,000 per year, plus potential bonuses. Additionally stock options were granted under TeleSpectrum's Amended and Restated 1996 Equity Compensation Plan exercisable for an aggregate of 1,500,000 shares of common stock. One of these stock options, which is exercisable for an aggregate 500,000 shares, vests incrementally on the earlier of any ten day periods that the TeleSpectrum common stock reaches certain closing prices, or in May 2004. The vesting schedule is as follows: 166,667 shares vest if the closing price of the common stock reaches $11.00 per share during a ten day period that begins prior to November 1, 2001: 166,667 shares vest if the closing price of the common stock reaches $17.00 per share during a ten day period that begins prior to August 1, 2003; and 166,667 shares vest if the closing price of the common share reaches $23.50 per share during a ten day period that begins prior to April 30, 2003. The remaining two of these options, exercisable for an aggregate of 1,000,000 shares, vest as to 100,000 shares on April 30, 2000 and the remaining 900,000 shares vest in three equal amounts on each of April 26, 2001, 2002 and 2003.

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

The Company does not believe a significant credit risk exists at June 30, 2000. The following table summarizes those customers with revenue or accounts receivable in excess of 10% of total revenue for the three months ended June 30, 2000 and 1999 or total receivables as of June 30, 2000 and 1999, respectively:

                                                 Revenues                                      Accounts
                                                 --------                                     Receivable
                            Three Months Ended               Six Months Ended                  --------
                                  June 30,                       June 30,                      June 30,
                                  --------                       --------                      --------
                          2000               1999           2000         1999             2000          1999
                          ----               ----           ----         ----             ----          ----
Customer 1                  -                12.35%           -         14.10%              -          10.06%
Customer 2                  -                -                -         -                   -          12.03%

10. COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income (loss) and unrealized losses from foreign currency translation. Total comprehensive income (loss) for the three months ended June 30, 2000 and 1999 was $(4,134,000) and $(1,062,000), respectively. Total comprehensive income (loss) for the six months ended June 30, 2000 and 1999 was $(8,054,000) and $3,624,000,
respectively.

11. RELATED-PARTY TRANSACTION:

CRW Financial, Inc.

The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW Financial, Inc., a former partial owner of the Company who in turn was subleasing the facility from another landlord. As discussed in
Note 3, CRW was merged with the Company on June 30, 1999. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $44,000. Total rent expense for the six months ended June 30, 2000 and 1999 was approximately $312,000 and $279,000, respectively.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


12. SEGMENTS

The Company classifies its continuing operations into three segments:
Acquisition Services, ChannelCare and e-Satisfy.com. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The business segments are described in further detail below. Segment assets include amounts specifically identified with Acquisition Services, ChannelCare and e-Satisfy.com segments. Corporate assets consist primarily of property and equipment.

The Acquisition Services Segment provides both business-to-consumer and business-to-business acquisition services, primarily direct sales initiated by the Company on behalf of its clients.

The ChannelCare Segment provides customer service expertise to its clients. The Company's customer service expertise includes the more traditional inbound services of customer care support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients. In addition, ChannelCare also includes our more recent strategic initiatives into multi-channel Customer Relationship Management including Web-based sales and service, e-mail response, Web telephony, Web chat, web collaboration and fax.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


Business segment information is as follows (in thousands):


                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------    -------------------------
                                                                  2000            1999            2000           1999
                                                                  ----            ----            ----           ----
       Revenues:
         Acquisition Services...............................  $    50,925    $    32,657     $   101,939     $    65,473
         ChannelCare........................................       26,677         11,341          52,758          23,567
         e-Satisfy.com......................................        1,657          2,617           3,242           5,500
                                                              -----------    -----------     -----------     -----------
                Total.......................................  $    79,259    $    46,615     $   157,939     $    94,540
                                                              ===========    ===========     ===========     ===========

       Operating income (loss):
         Acquisition Services...............................  $    11,579    $     8,740     $    21,243     $    17,566
         ChannelCare........................................        5,228          3,439          10,254           7,309
         e-Satisfy.com......................................          461          1,278             915           2,986
         Corporate..........................................      (18,007)       (13,653)        (33,882)        (23,143)
                                                              ------------   ------------    ------------    ------------
                Total.......................................  $      (739)   $      (196)    $    (1,470)    $     4,718
                                                              ============   ============    ============    ===========

                                                                     As of June 30,
                                                                  -------------------
                                                                  2000           1999
                                                                  ----           ----
       Total assets
         Acquisition Services...............................  $   193,507    $   188,367
         ChannelCare........................................       89,618         66,385
         e-Satisfy.com......................................       30,475         38,270
         Corporate..........................................       10,298         31,593
                                                              -----------    -----------
                Total.......................................  $   323,898    $   324,615
                                                              ===========    ===========

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

In connection with the mergers on June 30, 1999, the Company entered into a new $135.0 million senior debt facility (the "Credit Facilities") which was used to replace our current facility and to refinance IDRC's long-term debt including accrued interest and repay certain seller notes including accrued interest, redeem preferred stock, including accrued dividends and pay transaction fees. The Credit Facilities consist of three term notes in the aggregate of $90.0 million with maturities between 30 and 54 months and a revolving credit facility of $45.0 million due in 30 months. The Credit Facilities allow for alternative interest rates. The Credit Facilities require

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

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

Strategic Initiatives

During the first quarter of 2000 the Company retained an investment banking firm to raise capital for e-Satisfy.com - a company formed by merging TARP, a wholly owned subsidiary of the Company and Customer Insites, Inc., a company acquired in February 2000. The scope of the investment banker's engagement was then expanded to raise additional capital to assist in the strategic initiatives of ChannelCare, the Company's multi-channel CRM platform. During the second quarter of 2000, the Company reviewed the suggestions of the investment banking firm and continued to evaluate various capital raising alternatives.

Customer Insites Acquisition

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

New President and CEO

On April 27, 2000, TeleSpectrum entered into an employment agreement with Mr. Vincent Ciavardini that provides that he be employed by TeleSpectrum as its President and Chief

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


Executive Officer through April 26, 2003. This position was vacated by Mr. Keith Alessi, who has become Chairman.

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

Comparison of the results of operations for the three months ended June 30, 2000 to the three months ended June 30, 1999.

                                                                      Results of Operations
                                                                      (Dollars in Millions)
                                                ---------------------------------------------------------------
                                                  Three Months         As a         Three Months         As a
                                                      Ended         Percentage          Ended         Percentage
                                                    June 30,            of            June 30,            of
                                                      2000           Revenues           1999           Revenues
                                                ---------------   -----------     ---------------   -----------
Revenues:
   Acquisition Services...................          $ 50.9              64%            $ 32.7             70%
   ChannelCare............................            26.7              34               11.3             24
   e-Satisfy.com..........................             1.7               2                2.6              6
                                                    ------            ----             ------           ----
Total revenue.............................            79.3             100               46.6            100

Cost of services:
    Acquisition Services..................            38.2              75               23.9             73
    ChannelCare...........................            21.0              79                7.8             69
    e-Satisfy.com.........................             0.9              53                1.2             46
                                                    ------            ----             ------           ----
Total cost of services....................            60.1              76               32.9             71

Total selling, general and administrative.            18.0              23               13.6             29
Amortization of goodwill..................             1.9               2                0.3              1
                                                    ------            ----             ------           ----
Total operating expenses..................            80.0             101               46.8            101

Operating (loss) income...................            (0.7)             (1)              (0.2)             0

Interest expense..........................            (3.9)             (5)              (0.7)            (2)
                                                    ------            ----             ------           ----
(Loss) income before taxes................            (4.6)             (6)              (0.9)             3

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

Income taxes..............................           --                --               --               --
                                                    ------            ----             ------           ---
(Loss) income before minority interest....            (4.6)             (6)              (0.9)            (3)

Minority interest.........................             0.7               1              --               --
                                                    ------            ----             ------           ---
Net (loss)................................          $ (3.9)             (5)%           $ (0.9)            (3)%
                                                    =======                            =======

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


Revenues

Our total revenues for the three months ended June 30, 2000 were $79.3 million, representing an increase of 70% from $46.6 million for the three months ended June 30, 1999. This increase is primarily the result of the merger with IDRC or $33.4 million.

Acquisition Services Segment

Our Acquisition Services segment revenues were $50.9 million for the three months ended June 30, 2000. These revenues accounted for 64% of our total revenues and represent an increase of $18.2 million or 56% from Acquisition Services revenues of $32.7 million for the three months ended June 30, 1999. The increase in Acquisition Services revenues is primarily attributable to the IDRC merger of $22.6 million, and a decrease in fulfillment business revenue of $2.6 million.

ChannelCare Segment

Our ChannelCare segment revenues were $26.7 million for the three months ended June 30, 2000. These revenues accounted for 34% of our total revenues and increased by $15.4 million or 136% from the three months ended June 30, 1999. In addition to $10.8 million in revenue gained through the IDRC merger this increase was attributable to net new services for existing clients of $5.2 million.

e-Satisfy.com Segment

Our e-Satisfy.com segment revenues were $1.7 million for the three months ended June 30, 2000. These revenues accounted for 2% of total revenues and decreased by $.9 million or 35% from the three months ended June 30, 1999. The decrease in revenue is primarily attributable to the completion of three client contracts in the first quarter. During the first half of 2000, e-Satisfy.com focused on developing their business-to-business internet strategy after the acquisition of CI in February 2000. During that same period of 1999, the focus was on the traditional TARP business before the CI acquisition.

Cost of Services

Our cost of services were $60.1 million for the three months ended June 30, 2000, an increase of $27.2 million or 83% from cost of services of $32.9 million for the three months ended June 30, 1999. As a percentage of total revenues, cost of services were 76% and 71% for each of the three months ended June 30, 2000 and 1999.

Acquisition Services Segment

Our Acquisition Services segment cost of services for the three months ended June 30, 2000 were 75% of Acquisition Services revenues and increased by $14.3 million or 60% from the three months ended June 30, 1999.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


Costs of services for the three months ended June 30, 1999 were 73% of Acquisition Services revenues. The increase in cost of services as a percentage of revenue is attributable to lower revenue per hour due to competitive pricing pressures and an increase in infrastructure to support higher volumes.

ChannelCare Segment

Our ChannelCare segment cost of services were 79% of our ChannelCare revenues for the three months ended June 30, 2000 and increased by $13.2 million or 169% from the three months ended June 30, 1999. Cost of services for the three months ended June 30, 1999 were 69% of ChannelCare revenues. The increase in cost of services as a percentage of revenues is due to a change in the client mix, and an increase in infrastructure to support higher volumes.

e-Satisfy.com Segment

Our e-Satisfy.com segment cost of services were 53% of our e-Satisfy.com revenues for the three months ended June 30, 2000 and decreased by $0.3 million or 25% from the three months ended June 30, 1999. Cost of services for the three months ended June 30, 1999 were 46% of e-Satisfy.com revenues.

Selling, General and Administrative

SG&A expenses were $18.0 million for the three months ended June 30, 2000, an increase of $4.4 million or 32% from the three months ended June 30, 1999. As of percentage of total revenue, SG&A expenses were 23% and 29% for the three months ended June 30, 2000 and 1999, respectively. $3.0 million of the $18.0 million relates directly to e-Satisfy.com which increased $1.7 million from 1999. The remainder of the overall increase during the three months ended June 30, 2000 related primarily to charges incurred with the addition of IDRC, increased depreciation, amortization and maintenance fees related to our technology initiatives offset by a reduction in bad debt expense.

Goodwill Amortization

Our goodwill amortization was $1.9 million, representing 2% of total revenues for the three months ended June 30, 2000, and increased by $1.6 million from the three months ended June 30, 1999. This increase is primarily attributable to the IDRC merger.

Interest Expense, net

We incurred net interest expense of $3.9 million for the three months ended June 30, 2000 which represented an increase of $3.2 million from the three months ended June 30, 1999. This increase in interest expense is primarily attributable to increased debt levels from the IDRC merger and amortization of debt issuance costs.

Minority Interest

Minority interest represents the portion of e-Satisfy owned by other individuals (27.6%). For the three months ended June 30, 2000 minority interest was $0.7 million. There was no minority interest for the three months ended June 30, 1999.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


Comparison of the results of operations for the six months ended June 30, 2000 to the six months ended June 30, 1999.


                                                                      Results of Operations
                                                                      (Dollars in Millions)
                                                ---------------------------------------------------------------
                                                   Six Months          As a          Six Months          As a
                                                      Ended         Percentage          Ended         Percentage
                                                    June 30,            of            June 30,            of
                                                      2000           Revenues           1999           Revenues
                                                ---------------   -----------     ---------------   -----------
Revenues:
   Acquisition Services...................          $101.9              65%            $ 65.5             69%
   ChannelCare............................            52.8              33               23.5             25
   e-Satisfy.com..........................             3.2               2                5.5              6
                                                    ------            ----             ------           ----
Total revenue.............................           157.9             100               94.5            100

Cost of services:
    Acquisition Services..................            78.3              77               47.9             73
    ChannelCare...........................            41.5              79               16.0             68
    e-Satisfy.com.........................             1.8              56                2.2             40
                                                    ------             ---             ------          -----
Total cost of services....................           121.6              77               66.1             70

Total selling, general and administrative.            33.9              22               23.1             24
Amortization of goodwill..................             3.9               2                0.6              1
                                                    ------            ----             ------          -----
Total operating expenses..................           159.4             101               89.8             95

Operating (loss) income...................            (1.5)             (1)               4.7              5

Interest expense..........................            (7.3)             (5)              (0.9)            (1)
                                                    -------           -----            -------
(Loss) income before taxes................            (8.8)             (6)               3.8              4

Income taxes..............................           --                --               --               --
                                                    ------            ----             ------           ---

(Loss) income before minority interest....            (8.8)             (6)               3.8              4

Minority interest.........................             1.0               1              --               --
                                                    ------            ----             ----             ---
Net (loss)................................           $(7.8)             (5)%             $3.8              4%
                                                     ------             ----           ------           -----


Revenues

Our total revenues for the six months ended June 30, 2000 were $157.9 million, representing an increase of 67% from $94.5 million for the six months ended June 30, 1999. This increase is primarily the result of the merger with IDRC or $65.6 million.

Acquisition Services Segment

Our Acquisition Services segment revenues were $101.9 million for the six months ended June 30, 2000. These revenues accounted for 65% of our total revenues and represent an increase of $36.4 million or 56% from Acquisition Services revenues of $65.5 million for the six months ended June 30, 1999. The

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


increase in Acquisition Services revenues is primarily attributable to the IDRC merger of $42.9 million, offset by a decrease in our fulfillment business revenue.

ChannelCare Segment

Our ChannelCare segment revenues were $52.8 million for the six months ended June 30, 2000. These revenues accounted for 33% of our total revenues and increased by $29.3 million or 125% from the six months ended June 30, 1999. In addition to $22.7 million in revenue gained through the IDRC merger there were net new services for existing clients of $8.1 million.

e-Satisfy.com Segment

Our e-Satisfy.com segment revenues were $3.2 million for the six months ended June 30, 2000. These revenues accounted for 2% of total revenues and decreased by $2.3 million or 42% from the six months ended June 30, 1999. During the first half of 2000, e-Satisfy.com focused on developing their business-to-business internet strategy after the acquisition of CI in February 2000. During that same period of 1999, the focus was on the traditional TARP business before the CI acquisition.

Cost of Services

Our cost of services were $121.6 million for the six months ended June 30, 2000, an increase of $55.5 million or 84% from cost of services of $66.1 million for the six months ended June 30, 1999. As a percentage of total revenues, cost of services were 77% and 70% for each of the six months ended June 30, 2000 and 1999.

Acquisition Services Segment

Our Acquisition Services segment cost of services for the six months ended June 30, 2000 were 77% of Acquisition Services revenues and increased by $30.4 million or 63% from the six months ended June 30, 1999. Costs of services for the six months ended June 30, 1999 were 73% of Acquisition Services revenues. The increase in cost of services as a percentage of revenue is attributable to lower revenue per hour due to competitive pricing pressures and an increase in infrastructure to support higher volumes.

ChannelCare Segment

Our ChannelCare segment cost of services accounted for 79% of our ChannelCare revenues for the six months ended June 30, 2000 and increased by $25.5 million or 159% from the six months ended June 30, 1999. Cost of services for the six months ended June 30, 1999 were 68% of ChannelCare revenues. The increase in cost of services as a percentage of revenues is due to a change in the client mix, and an increase in infrastructure to support higher volumes.

e-Satisfy.com Segment

Our e-Satisfy.com segment cost of services accounted for 56% of our e-Satisfy revenues for the six months ended June 30, 2000 and decreased by $0.4 million or 18% from the six months ended June 30, 1999. Cost of services for the six months ended June 30, 1999 were 40% of e-Satisfy revenues.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


Selling, General and Administrative

SG&A expenses were $33.9 million for the six months ended June 30, 2000, an increase of $10.8 million or 47% from the six months ended June 30, 1999. As a percentage of total revenue, SG&A expenses were 22% and 24% for each of the six months ended June 30, 2000 and 1999, respectively. $4.9 million of the $33.9 million relates directly to e-Satisfy.com which increased $2.5 million from 1999. The remainder of the increase during the six months ended June 30, 2000 related primarily to charges incurred with the integration of IDRC, increased depreciation, amortization and maintenance fees related to our technology initiatives offset by a reduction in bad debt expense.

Goodwill Amortization

Our goodwill amortization was $3.9 million, representing 2% of total revenues for the six months ended June 30, 2000, and increased by $3.3 million from the six months ended June 30, 1999. This increase is primarily attributable to the IDRC merger.

Interest Expense, net

We incurred net interest expense of $7.3 million for the six months ended June 30, 2000 which represented an increase of $6.4 million from the six months ended June 30, 1999. This increase in interest expense is primarily attributable to increased debt levels from the IDRC merger and amortization of debt issuance costs.

Minority Interest

Minority interest represents the portion of e-Satisfy owned by other individuals (27.6%). For the six months ended June 30, 2000 minority interest was $ 1.0 million. There was no minority interest for the six months ended June 30, 1999.

Liquidity and Capital Resources

Cash flows provided by (used in) (dollars in thousands):

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                           2000            1999
                                                                                       ------------    --------
       Operating activities...................................................         $  4,946        $  3,852
       Investing activities...................................................          (11,697)         (6,921)
       Financing activities...................................................            8,658          10,861


For the six months ended June 30, 2000

The $4.9 million of cash provided by operating activities consisted of $7.8 million of net loss offset by non cash items including depreciation and amortization of $12.8 million and $1.2 million for

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


bad debts. Working capital requirements which positively effected cash flow included a decrease in accounts receivable of $7.6 million, a $3.9 million increase in accrued expenses, offset by a $7.1 million increase in prepaids, a $5.1 million decrease in other liabilities and a $1.0 million decrease in minority interest.

The $11.7 million of cash used in investing activities primarily consisted of property and equipment purchases attributable to maintaining and enhancing our technology platforms.

The $8.7 million of net cash provided by financing activities primarily consisted of borrowings related to long-term debt.

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized on a straight line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which none were outstanding at June 30, 2000. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $4.0 million for the remainder of 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.1 million for the remainder of 2000, $0.3 million in 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.2 million for the remainder of 2000, $0.4 million in 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.75% or LIBOR plus 3.25% for the Term A and working capital revolver facilities; prime plus 2.25% or LIBOR plus 3.75% for the Term B facility and prime plus 2.75% or LIBOR plus 4.25% for the Term C facility. At June 30, 2000, the weighted average interest rate payable under the Credit Facilities was 10.1%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the six months ended June 30, 2000 and 1999,

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


the weighted average interest rate on borrowings under the Secured Credit Facility was 10.1% and 8.3%, respectively.

During April 2000, the Company signed an amendment to the Credit Facility that modified the Company's debt covenants effective February 2000 including the leverage ratio and the fixed charge coverage ratio and increased the working capital revolver facility by $6.0 million to $51.0 million. In addition, the annual limitation allowed for capital expenditures decreased for the year 2000 from $32,500,000 to $25,000,000. At June 30, 2000, the Company had $43.6 million in outstanding borrowings and $6.4 million available under the working capital revolver facility. During the second quarter of 2000, the Company renegotiated the terms of a note payable to the former principals of TARP. The original scheduled payment of $1,200,000 due June 30, 2000 was changed to payments of $300,000 on the first day of July, October, November and December plus interest at 10%.

We expect that the operational and capital needs of the Company through the end of the year will be provided by our existing cash balances, operational cash flows and borrowings available under our Credit Facilities. The credit agreements with our lenders impose numerous financial covenants that we will need to meet in order to avoid a default under the Credit Facilities. Our ability to meet the operational and capital needs of the Company and to comply with these debt covenants is highly dependent upon our ability to achieve our operational plans which include revenue growth and cost reductions. If we are unsuccessful in achieving our operational plans, we may need to obtain additional capital which may be difficult to obtain on terms acceptable to us, if at all.

For the six months ended June 30, 1999

The $3.9 million of cash used in operating activities consisted of $3.8 million of net income and noncash items including depreciation and amortization of $5.1 million, and $3.3 million for bad debts, offset by working capital requirements including an increase in accounts receivable of $7.2 million, an increase in prepaids of $2.0 million, offset by a $3.2 million increase in accrued expenses and a $2.1 million decrease in other liabilities.

The $6.9 million of cash provided by investing activities primarily consisted of $7.2 million of property and equipment purchases (of which $6.0 related to maintaining and enhancing our technology platforms) offset by approximately
$.8 million of net cash acquired in the acquisition of IDRC.

The $10.9 million of net cash provided by financing activities primarily consisted of $15.7 million of net borrowings from the merger offset by debt issuance costs of $4.6 million.

Year 2000 Issue

The Year 2000 issue results from the writing of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, computer software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or error causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions or engage in other normal business activities.

Starting in 1998 and continuing in 1999 we undertook a comprehensive program, including the hiring of an outside consulting firm, to address the Year 2000 issue.

As of June 30, 2000, we had spent approximately $1.6 million on the Year 2000 issue. Many of our systems that required Year 2000 remediation or replacement also received performance upgrades or enhancements. Our costs do not include costs related to these upgrades or enhancements. Because we have not experienced material Year 2000 problems at the beginning of 2000 or any material leap year issues after February 29, 2000, we do not expect future remediation costs to be material to our consolidated position or results of operations.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the merger of IDRC on June 30, 1999, we refinanced $10.5 million of our $20.0 million Secured Credit Facility debt and acquired $118.6 million in senior debt under the new $135.0 million Credit Facilities. The increased level of long-term debt increases our exposure to interest rate risk.

We pay interest to the Credit Facilities banks based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the Credit Facilities at June 30, 2000, we would be required to pay an additional $1.3 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we have in place two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts of $29.5 million. The interest rate cap agreements expire on September 30, 2002. These interest rate caps are required under the terms of the $135.0 million Credit Facilities, which dictates that we establish and maintain three-year interest rate caps at 200 basis points above the three-month LIBOR rate with notional amounts not less than 66.0% of the term loan balance. The three-month LIBOR interest rate was approximately 6.3% at June 30, 2000.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


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


                                               TeleSpectrum Worldwide Inc.
                                        ----------------------------------------
                                                     (Registrant)

                                        \s\  Vincent J. Ciavardini
                                        ----------------------------------------
                                                  Vincent J. Ciavardini
                                                TeleSpectrum Worldwide Inc.
                                            President & Chief Executive Officer


         Date: August 14, 2000          \s\  William Hoke
                                        ----------------------------------------
                                                      William Hoke
                                              TeleSpectrum Worldwide Inc.
                                            Interim Chief Financial Officer

                                 EXHIBIT INDEX


                  The following is a list of exhibits filed as part of this quarterly report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                  EXHIBIT                  DESCRIPTION
                  NUMBER

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