Form 10-Q
period 2000-09-30
TELESPECTRUM WORLDWIDE INC
filed 2000-11-14
CIK 1014960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                           Yes     /x/     No
                                  ----        -----

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on November 3, 2000 was 33,076,073.

                    TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                  Table of Contents

Item No.                                                               Page
          PART I -- FINANCIAL INFORMATION

   1.     Financial Statements (unaudited):
           Condensed Consolidated Results of Operations
             For the Three Months Ended September 30, 2000 and
             For the Three Months Ended September 30, 1999..........     3
           Condensed Consolidated Results of Operations
             For the Nine Months Ended September 30, 2000 and
             For the Nine Months Ended September 30, 1999............    4
           Condensed Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999...............     5
            Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and
             For the Nine Months Ended September 30, 1999............    6
            Notes to Condensed Consolidated Financial Statements.....    7

   2.     Management's Discussion and Analysis of Results of
          Operations and Financial Condition.........................   17

          PART II - OTHER INFORMATION................................   33

           See Notes to Condensed Consolidated Financial Statements

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)
               (Dollars in Thousands - Except Per Share Amounts)

                                                        Three Months Ended
                                                    September 30,   September 30,
                                                        2000           1999
                                                        ----           ----

REVENUES                                               $ 73,119      $ 86,471
OPERATING EXPENSES:
  Cost of services                                       57,541        64,011
  Selling, general and administrative                    18,605        16,135
  Goodwill amortization                                   2,488         1,787
                                                       --------      --------
           Total operating expenses                      78,634        81,933
                                                       --------      --------
           Operating (loss) income                       (5,515)        4,538
INTEREST EXPENSE, net                                    (4,137)       (2,792)
                                                       --------      --------
(LOSS) INCOME BEFORE INCOME TAXES                        (9,652)        1,746
INCOME TAXES                                               --            --
                                                       --------      --------
(LOSS) INCOME BEFORE MINORITY INTEREST                   (9,652)        1,746
MINORITY INTEREST                                           960          --
                                                       --------      --------
NET (LOSS) INCOME                                      $ (8,692)     $  1,746
                                                       ========      ========
BASIC (LOSS) EARNINGS PER SHARE (Note 4):              $   (.27)     $    .06
DILUTED (LOSS) EARNINGS PER SHARE (Note 4):            $   (.27)     $    .05




           See Notes to Condensed Consolidated Financial Statements

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)

               (Dollars in Thousands - Except Per Share Amounts)

                                                            Nine Months Ended
                                                      September 30,  September 30,
                                                           2000         1999
                                                       ---------      ---------

REVENUES                                               $ 231,057      $ 181,011

OPERATING EXPENSES:

  Cost of services                                       179,128        130,101

  Selling, general and administrative                     52,489         39,278

  Goodwill amortization                                    6,429          2,376
                                                       ---------      ---------
           Total operating expenses                      238,046        171,755

           Operating (loss) income                        (6,989)         9,256

INTEREST EXPENSE, net                                    (11,513)        (3,708)
                                                       ---------      ---------
(LOSS) INCOME BEFORE INCOME TAXES                        (18,502)         5,548

INCOME TAXES                                                --             --
                                                       ---------      ---------
(LOSS) INCOME BEFORE MINORITY INTEREST                   (18,502)         5,548

MINORITY INTEREST                                          1,966           --
                                                       ---------      ---------
NET (LOSS) INCOME                                      $ (16,536)     $   5,548
                                                       =========      =========
BASIC (LOSS) EARNINGS PER SHARE (Note 4):              $    (.52)     $     .20

DILUTED (LOSS) EARNINGS PER SHARE (Note 4):            $    (.52)     $     .18



           See Notes to Condensed Consolidated Financial Statements

     TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
                      (unaudited)


                  (Dollars in Thousands - Except Share Amounts)





                                                                       September 30,   December 31,
                        ASSETS                                              2000          1999
                                                                         ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                                              $      43      $    --
  Accounts receivable, net                                                  62,668         72,879
  Prepaid expenses and other                                                 7,898          5,809
                                                                         ---------      ---------
            Total current assets                                            70,609         78,688

PROPERTY AND EQUIPMENT, net                                                 65,229         59,455

GOODWILL AND OTHER INTANGIBLES, net                                        181,151        174,703

OTHER ASSETS                                                                 4,460          5,561
                                                                         ---------      ---------
              Total assets                                               $ 321,449      $ 318,407
                                                                         =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt                                   $ 136,106      $  16,411

  Accounts payable                                                          13,229          9,305

  Accrued expenses                                                          40,153         32,597

  Other current liabilities                                                    599          6,463
                                                                         ---------      ---------
              Total current liabilities                                    190,087         64,776


LONG-TERM DEBT                                                               2,231        113,846

MINORITY INTEREST AND OTHER                                                  6,270            352

STOCKHOLDERS' EQUITY:


  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    no shares issued or outstanding                                           --             --


  Common stock, $.01 par value, 200,000,000 shares authorized,
    40,022,656 shares issued and 33,076,073 shares outstanding, at September 30, 2000, and 39,558,746 shares issued and 32,612,163
    shares outstanding at December 31, 1999                                    400            396

  Additional paid-in capital                                               339,100        338,848

  Common stock purchase warrants                                             7,840          7,840

  Accumulated deficit                                                     (173,940)      (157,404)

  Treasury stock, 6,946,583 shares at cost                                 (48,810)       (48,810)

  Due from stockholders                                                       (952)          (952)
  Deferred compensation                                                       --             (163)
  Cumulative currency translation adjustment                                  (777)          (322)
                                                                         ---------      ---------
              Total stockholders' equity                                   122,861        139,433
                                                                         ---------      ---------
              Total liabilities and stockholders' equity                 $ 321,449      $ 318,407
                                                                         =========      =========



           See Notes to Condensed Consolidated Financial Statements

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                             (Dollars in Thousands)


                                                                             Nine Months Ended
                                                                      September 30,    September 30,
                                                                            2000           1999
                                                                          ---------    ----------
Cash Flows From Operating Activities:
  Net (loss) income                                                       $ (16,536)   $   5,548
  Adjustments to reconcile net (loss) income to net cash
    flows from operating activities:
      Depreciation and amortization                                          13,712        9,016
      Amortization of goodwill                                                6,429        2,376
      Provision for bad debts                                                 2,346        5,392
      Minority interest                                                      (1,966)        --
      Non-cash compensation                                                     163          269
      Other items, net                                                         --            500

      Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                                  7,938      (11,031)
         Prepaid expenses and other                                          (1,593)      (1,315)
         Accounts payable                                                     3,833       (5,547)
         Accrued expenses                                                     1,042       (2,355)
         Accrued compensation                                                  --          2,630
         Other liabilities                                                   (6,381)      (3,252)
                                                                          ---------    ----------
           Net cash provided by operating activities                          8,987        2,231
                                                                          ---------    ----------
Cash Flows From Investing Activities:

  Purchases of property and equipment, net                                  (18,217)     (17,059)
  Net cash acquired in acquisitions                                              71          762
  Payments of deferred transaction costs                                       --           (174)
  Payments of notes to sellers and acquisition liabilities                     --           (590)
                                                                          ---------    ----------
           Net cash used in investing activities                            (18,146)     (17,061)
                                                                          ---------    ----------
Cash Flows From Financing Activities:
  Proceeds from exercise of stock options and sale of common stock            1,725        1,356
  Cash overdraft                                                               --         (1,658)
  Payments of capital lease obligations                                        (588)        (594)
  Borrowing on long-term debt                                                13,733      120,596
  Payments on long-term debt                                                 (5,668)    (105,473)
  Payment for treasury stock                                                   --           (191)
                                                                          ---------    ----------
           Net cash provided by financing activities                          9,202       14,036
                                                                          ---------    ----------

Net decrease in cash and cash equivalents                                        43         (794)

Cash and cash equivalents, beginning of period                                 --            794
                                                                          ---------    ----------
Cash and cash equivalents, end of period                                  $      43    $    --
                                                                          =========    ==========


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

3.  MERGERS

IDRC Merger

On January 14, 1999, TeleSpectrum and IDRC entered into a merger agreement which was amended on February 26, 1999 and May 13, 1999 and consummated on June 30, 1999. Under this agreement, holders of outstanding shares of IDRC common stock, options and warrants to purchase IDRC common stock were entitled to receive their pro rata portion of an aggregate of 9,200,000 shares of TeleSpectrum common stock and warrants exercisable for 2,500,000 shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6,000,000 of cash, plus all accrued and unpaid dividends of $1,400,000. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4,873,000 for a term note with the Company. This note bears interest at 10% and was payable one year from the closing depending upon certain covenants as defined in the agreement which do not currently allow for payment. The merger was accounted for as a purchase and, accordingly, the net tangible liabilities and results of operations of IDRC have been included in the consolidated financial statements as of June 30, 1999.



           See Notes to Condensed Consolidated Financial Statements

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

The total purchase price of IDRC was $58,700,000 which consisted of (in thousands):

Issuance of 8,269,101 shares of TeleSpectrum common stock,
  valued at $7.119 per share, with 6,449,349 shares
  discounted 10% due to lock up and escrow restrictions of
  twelve and fifteen months                                            $ 54,275
Issuance of options to purchase 930,899 shares of
  TeleSpectrum common stock, valued at between $2.300 and
  $5.320 per option with an average value of $5.141 (all
  options are discounted 10% due to lock up and escrow
  restrictions of twelve and fifteen months)                              4,307
Issuance of warrants to purchase 2,247,038 shares of
  TeleSpectrum common stock, valued at $3.136 per warrant                 7,047
Issuance of warrants to purchase 252,962 shares of
  TeleSpectrum common stock, valued at $3.136 per warrant,
  to IDRC option holders                                                    793
Value of shares and options held in escrow                               (9,164)
Transaction costs                                                         1,442
                                                                       --------

      Total purchase price                                             $ 58,700
                                                                       ========


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

The Company has completed its plans to consolidate certain facilities and departments and has estimated the costs of non-cancelable lease commitments and severance of $1,539,000. This liability is reflected in the net tangible liabilities acquired. During the nine months ended September 30, 2000, approximately $1,523,000 was charged against this reserve. Based upon management's analysis of the fair value of the assets acquired, the goodwill was allocated to our Acquisition Services and ChannelCare segments as $105,848,000 and $35,282,000, respectively.

Of the shares of TeleSpectrum common stock issuable to the holders of IDRC common stock and options, an aggregate 1,730,977 shares/options were placed in escrow, as required by the merger agreement, to secure the indemnification obligations of the IDRC security holders to TeleSpectrum. The term of the escrow was for the 15 months ended September 30, 2000 and is governed by an indemnity escrow agreement. These shares represent "contingent consideration" and in accordance with APB No. 16 will not be reflected as part of the purchase price until the contingency is determinable. At closing, IDRC had a contingent liability related to a claim by certain of its shareholders. On July 19, 1999, this claim was settled for $1,907,000, the majority of which was satisfied with 275,153 shares being released from the escrow. The ultimate resolution of the remaining escrow is currently in dispute and the Company is currently engaged in ongoing discussions with the Shareholder Representative.

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

Goodwill and Other Intangibles

The Company continually evaluates whether events and circumstances have occurred which indicate the remaining balance of goodwill and other intangibles may not be recoverable. Due to the poor operating performance in the first three quarters of 2000, the Company has undertaken a comprehensive review of the carrying value of its goodwill and other intangibles in order to determine if a permanent impairment has occurred. This review will be completed in the fourth quarter of 2000.

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

The table below sets forth the reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                                                              Three Months Ended       Nine Months Ended
                                                                  September 30,          September 30,
                                                                2000         1999       2000       1999


Shares used in computing basic earnings (loss) per share         31,764       31,056    31,582     27,652
Dilutive effect of options and warrants                              -        4,147         -       2,909
                                                                 ------       ------    ------     ------
Shares used in computing diluted earnings (loss) per share       31,764       35,203    31,582     30,561
                                                                 ======       ======    ======     ======


5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes both acquired and internally developed or modified software used as an integral part of the operations of the Company, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes certain internal and external costs directly associated with developing or modifying the internal use software, which begins with the application development stage and ends when the project is substantially complete and ready for its intended use. Amounts capitalized as of September 30, 2000 and 1999 were $19,496,000 and $1,600,000, respectively, and are included in the Condensed Consolidated Balance Sheets in property, plant and equipment. Such costs are amortized on a straight-line basis over the estimated useful life, usually 3-5 years.

During the third quarter of 2000, e-Satisfy.com determined that it would no longer use certain software associated with its traditional TARP business. Accordingly, e-Satisfy.com wrote-off $1,600,000 of net capitalized software at September 30, 2000.

6. SECURED CREDIT FACILITY

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized on a straight-line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. The Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which none were outstanding at September 30, 2000. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $4.0 million for the remainder of 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.1 million for the remainder of 2000, $0.3 million in 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.2 million for the remainder of 2000, $0.4 million in 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

Currently, the Company has fully utilized the credit available under the Term A, Term B, Term C and working capital revolver facilities.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.75% or LIBOR plus 3.25% for the Term A and working capital revolver facilities; prime plus 2.25% or LIBOR plus 3.75% for the Term B facility and prime plus 2.75% or LIBOR plus 4.25% for the Term C facility. At September 30, 2000, the weighted average interest rate payable under the Credit Facilities was 10.7%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the nine months ended September 30, 2000 and 1999, the weighted average interest rate on borrowings under the Secured Credit Facility was 10.3% and 9.2%, respectively.

During April 2000, the Company signed an amendment to the Credit Facility that modified the Company's debt covenants effective February 2000 including the leverage ratio and the fixed charge coverage ratio and obtained additional borrowing capacity totaling $6.0 million in the form of a Revolving Credit Commitment raising the total capacity on revolvers to $51.0 million. In addition, the annual limitation allowed for capital expenditures decreased for the year 2000 from $32,500,000 to $25,000,000. The Company and its banking group entered into various amendments of the Company's Credit Facility commencing September 30, 2000. These amendments included the deferral of principal and interest of $2.2 million and $3.0 million, respectively, the waiver of financial covenants and a restriction on certain payments through various periods. On October 27, 2000, the Company and its bank group agreed to terminate the Revolving Credit Commitment of $6.0 million obtained during April 2000, which had never been utilized. On November 10, 2000, the Company drew the remaining capacity on the working capital revolver facility of $1.4 million and together with existing cash paid the $3.0 million deferred interest. Principal payments due at September 30, 2000 totaling $2.2 million have been deferred through November 17, 2000. Additional interest, computed at 2% per annum of the total Credit Facility is now being charged. Currently, the Company has an understanding with its senior lending group to waive principal payments and compliance with financial covenants through November 17, 2000. Since the Company's agreement with its senior lending group does not waive financial covenants for a period through October 1, 2001, the Company is required to classify amounts related to its Credit Facilities as current liabilities. Management is seeking to negotiate the extension of waivers relating to compliance with financial covenants.

During the second quarter of 2000, the Company renegotiated the terms of a note payable to the former principals of TARP. The original scheduled payment of $1.2 million due June 30, 2000 was changed to payments of $300,000 on the first day of July, October, November and December plus interest at 10%. Payments of $300,000 and $100,000 were made the first of July and October, respectively. The Company was prohibited from paying the November installment by its senior lender making the Company in default on this agreement . The balance of these notes have been shown as current liabilities as of September 30, 2000.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


e-Satisfy.com Debt

During May 2000 a shareholder of TeleSpectrum advanced $500,000 to e-Satisfy.com in return for convertible promissory notes and 200,000 warrants to purchase e-Satisfy.com Common Stock. The notes bear interest at 8% and were due August 31, 2000 if additional equity totaling $3,000,000 (a "Subsequent Financing") was not obtained by June 15, 2000. Upon the consummation of a Subsequent Financing, the notes automatically convert to 285,715 shares of Series A Common Stock of e-Satisfy.com after August 31, 2000. A Subsequent Financing was not obtained and on September 13, 2000 a forbearance agreement was entered into which deferred principal and interest payments to December 12, 2000. On November 8, 2000, the lender subordinated their position to the factoring arrangement discussed below. The warrants expire in seven years and were exercisable at $2.50 per warrant unless a Subsequent Financing was not obtained by August 31, 2000, in which case they are $.01 per warrant.

During June 2000 the same TeleSpectrum shareholder advanced an additional $500,000 to e-Satisfy.com in return for convertible promissory notes and 250,000 warrants to purchase e-Satisfy.com Common Stock. The notes bear interest at 8% and were due October 15, 2000 if additional equity totaling $5,000,000 (a "Subsequent Financing") was not obtained by July 31, 2000. Upon consummation of a Subsequent Financing, the notes automatically convert to 357,143 shares of Series A Common Stock of e-Satisfy.com after August 31, 2000. A Subsequent Financing was not obtained putting e-Satisfy.com into technical default on these notes. e-Satisfy.com is currently negotiating with the lender to obtain a forbearance agreement. On November 8, 2000, the lender subordinated their position to the factoring arrangement discussed below. The warrants expire in seven years and were exerciseable at $2.00 per warrant unless a Subsequent Financing was not obtained by August 31, 2000, in which case they are $.01 per warrant.

During the third quarter TeleSpectrum advanced $300,000 to e-Satisfy.com in addition to the initial advance of $1.0 million, bringing the total advance to $1,300,000. This advance is eliminated in consolidation. During November 2000, the Company subordinated its position to the factoring arrangement discussed below.

In August 2000 e-Satisfy.com entered into a factoring arrangement with a bank (the "Factoring") which is secured by substantially all the assets of e-Satisfy.com. Qualifying receivables up to $800,000 may be sold to the lender in exchange for an 80% advance on the receivables purchased, creating a 20% reserve to cover potential losses and fees. The receivables are sold with total recourse and accordingly, the transaction was recorded as a financing. The outstanding debt balance at September 30, 2000 was $222,000. Finance charges are approximately 1% per month of the outstanding balance. The Factoring contains various covenants, one of which requires e-Satisfy.com to raise additional capital of $500,000 on both September 30 and November 30, 2000, respectively. No additional capital was raised by September 30, putting e-Satisfy.com into technical default of the Factoring. e-Satisfy.com is currently negotiating with the lender to amend this agreement.

7. SUPPLEMENTAL CASH FLOWS INFORMATION

The Company paid $3,314,000 and $538,000 in interest expense for the three months ended September 30, 2000 and 1999, and $10,001,000 and $1,421,000 for the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, net non-cash charges totaling $6.5 million related to the IDRC acquisition for certain lease termination costs and severance accruals were booked as additional goodwill. The Company did not pay any income taxes during the three months ended September 30, 2000 and 1999.

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

The Company does not believe a significant credit risk exists at September 30, 2000. The following table summarizes those customers with revenue or accounts receivable in excess of 10% of total revenue for the three and nine months ended September 30, 2000 and 1999 or total receivables as of September 30, 2000 and 1999, respectively:


                                  Revenues                  Accounts
                   Three Months Ended  Nine Months Ended   Receivable
                     September 30,     September 30,      September 30,
                     2000     1999     2000     1999       2000    1999
Customer 1          10.7%    10.7%    10.6%      -          -        -
Customer 2            -        -        -      11.6%        -        -
Customer 3          12.0%      -        -        -        16.5%      -



10. COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income (loss) and unrealized losses from foreign currency translation. Total comprehensive income (loss) for the three months ended September 30, 2000 and 1999 was $(8,937,000)

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


and $1,819,000, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 was $(16,991,000) and $5,443,000,
respectively.

11. RELATED-PARTY TRANSACTIONS

CRW Financial, Inc.

The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW Financial, Inc., a former partial owner of the Company who in turn was subleasing the facility from another landlord. As discussed in
Note 3, CRW was merged with the Company on June 30, 1999. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $44,000. Total rent expense for the nine months ended September 30, 2000 and 1999 was approximately $415,000 and $378,000, respectively.

e-Satisfy.com

As more fully discussed in Note 6, e-Satisfy.com borrowed approximately $1,000,000 from a shareholder of TeleSpectrum.

12. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, and has a deficit tangible net worth in the amount of $(58,290,000) at September 30, 2000. As discussed in Note 6, the Company has an understanding with its senior lending group to waive principal payments and compliance with financial covenants through November 17, 2000. Since the Company's agreement with its senior lending group does not waive financial covenants for a period through October 1, 2001, the Company is required to classify amounts related to its Credit Facilities as current liablities. Due primarily to this classification the Company has a working capital deficiency of $(118,000,000) as of September 30, 2000.

The Company has generated positive earnings before interest, taxes, depreciation and amortization ("EBITDA") each quarter of 2000 and $13,562,000 for the nine months ended September 30, 2000. Excluding e-Satisfy.com , the Company has generated $17,880,000 in EBITDA during the same period.

During the fourth quarter Management initiated a cost reduction program targeted to reduce costs by $10.0 to $15.0 million annually. The financial savings will result from staff reductions, reduced telecommunications costs and other infrastructure costs. The reduction in staff support functions will be through a combination of attrition and the involuntary separation of employees. A comprehensive review of our primary business processes will result in the identification of the specific positions to be eliminated or outsourced. These initiatives may result in a restructuring charge during the fourth quarter. The benefits of the cost reduction program are expected to be realized beginning in the first quarter of 2001.

e-Satisfy.com also initiated a cost reduction program during the third quarter including the elimination of 46 positions representing 66% of their domestic operation. If e-Satisfy.com successfully implements its cost reduction program, management believes that it will be cash flow neutral by the end of 2000.

These circumstances call into question the Company's ability to continue as a going concern. The Company has been advised by its independent public accountants that in the event the Company is unsuccessful in amending the Credit Facilities, or in obtaining additional long-term financing prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may include an explanatory paragraph regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities should the Company be unable to continue as a going concern.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


Currently, Management is seeking to amend its current Credit Facilities. Management believes that the working capital needs of the Company will be provided by the cash generated from ongoing operations and the willingness of lenders to extend credit. There can be no assurance that the Company will be able to amend its Credit Facilities with its current lenders; to obtain alternative financing or additional capital on terms acceptable to Management, if at all; or to reduce its costs without significantly impacting its business.

13. OTHER

Prior to October 30, 2000, the Company's common stock was traded on the Nasdaq National Market ("NASDAQ") which requires certain maintenance standards in order to remain on that market. The Company's common stock failed to maintain a minimum bid price and accordingly, was delisted at the close of business on October 30, 2000. The Company's common stock is now traded under its stock symbol "TLSP" on the OTC Bulletin Board. The Company intends to re-apply to the NASDAQ when it is able to meet applicable relisting requirements.

14. SEGMENTS

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

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)



Business segment information is as follows (in thousands):


                                           Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                          ---------------------   ---------------------

                                             2000      1999          2000      1999
                                             ----      ----          ----      ----
     Revenues:
       Acquisition Services.............. $ 45,163   $ 56,676     $147,100   $122,149
       ChannelCare.......................   26,489     27,599       79,248     51,166
       e-Satisfy.com.....................    1,467      2,196        4,709      7,696
                                          --------   --------     --------   --------

           Total......................... $ 73,119   $ 86,471     $231,057   $181,011
                                          ========   ========     ========   ========

     Operating income (loss):
       Acquisition Services.............. $  8,458   $ 13,153     $ 29,700   $ 30,718
       ChannelCare.......................    5,040      6,328       15,293     13,638
       e-Satisfy.com.....................     (408)     1,192          507      4,178
       Corporate.........................  (18,605)   (16,135)     (52,489)   (39,278)
                                          ---------  ---------    ---------  ---------

           Total......................... $ (5,515)  $  4,538     $ (6,989)  $  9,256
                                          =========  ========     =========  ========


                                           As of September 30,
                                          --------------------
                                            2000       1999
                                          ---------  ---------
     Total assets:
       Acquisition Services.............. $185,002   $ 59,799
       ChannelCare.......................   94,354     68,508
       e-Satisfy.com.....................   28,943     20,161
       Corporate.........................   13,150    169,390
                                          --------   --------

           Total......................... $321,449   $317,858
                                          ========   ========

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company's business strategy, including its use of cash and cash equivalents; reliance on certain customers; projected capital expenditures; liquidity; Year 2000 disclosure, including statements regarding readiness, remediation, consequences and contingency plans; increased sales in future periods; the continuation of fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes", "expects", "anticipates", "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments

IDRC Merger Agreement

On January 14, 1999, we entered into a merger agreement with International Data Response Corporation ("IDRC") and its majority stockholders. This agreement was amended on February 26, 1999 and May 13, 1999 and consummated on June 30, 1999. Under this agreement, the holders of outstanding shares of IDRC common stock, options and warrants were entitled to receive their pro rata portion of an aggregate of 9.2 million shares of TeleSpectrum common stock and warrants exercisable for 2.5 million shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6.0 million in cash, plus all accrued and unpaid dividends of $1.4 million. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4.9 million for a term note from us. We accounted for the IDRC merger as a purchase pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations." Of the shares of TeleSpectrum common stock issuable to the holders of IDRC common stock and options, an aggregate 1,730,977 shares/options were placed in escrow, as required by the merger agreement, to secure the indemnification obligations of the IDRC security holders to TeleSpectrum. The term of the escrow is for 15 months and is governed by an indemnity escrow agreement. These shares represent "contingent consideration" and in accordance with APB No. 16 will not be reflected as part of the purchase price until the contingency is determinable. At closing, IDRC had a contingent liability related to a claim by certain of its shareholders. On July 19, 1999, this claim was settled for $1.9 million. 275,153 shares were initially released from the escrow to satisfy the majority of this claim. The ultimate resolution of the remaining escrow is currently in dispute and the Company is currently engaged in ongoing discussions with the Shareholder Representative.

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

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


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

Strategic Initiatives

During the first quarter of 2000 the Company retained an investment banking firm to raise capital for e-Satisfy.com - a company formed by merging TARP, a wholly owned subsidiary of the Company and Customer Insites, Inc., a company acquired in February 2000. The scope of the investment banker's engagement was then expanded to raise additional capital to assist in the strategic initiatives of ChannelCare, the Company's multi-channel CRM platform. During the second quarter of 2000, the Company reviewed the suggestions of the investment banking firm and continued to evaluate various capital raising alternatives. During the third quarter of 2000 e-Satisfy.com implemented a significant cost reduction program eliminating 46 positions representing 66% of their domestic operation. e-Satisfy.com shifted its business strategy back to the traditional TARP business and maintained the site monitor capability, which services the internet. e-Satisfy.com has retained an investment banking firm to seek various financing alternatives, including debt, equity, joint ventures and a sale.

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

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

acquisition had been in effect from January 1, 1999, unaudited pro forma net sales and net earnings of the Company would have been substantially the same as those reported.

New Chairman

During the third quarter TeleSpectrum elected a new Chairman of the Board, Mr. Fenton R. Talbott. The Company entered into an employment agreement with Mr. Talbot which provides for minimum levels of annual compensation, potential bonuses and stock options.

Goodwill and Other Intangibles

The Company continually evaluates whether events and circumstances have occurred which indicate the remaining balance of goodwill and other intangibles may not be recoverable. Due to the poor operating performance in the first three quarters of 2000, the Company has undertaken a comprehensive review of the carrying value of its goodwill and other intangibles in order to determine if a permanent impairment has occurred. This review will be completed in the fourth quarter of 2000.

Credit Facility Amendments

During April 2000, the Company signed amendments to the Credit Facility that modified the Company's debt covenants effective February 2000, including the leverage ratio and the fixed charge coverage ratio and obtained additional borrowing capacity totaling $6.0 million in the form of a Revolving Credit Commitment raising the total capacity on revolvers to $51.0 million. In addition, the annual limitation regarding capital expenditures was lowered for the year 2000 from $32,500,000 to $25,000,000. As discussed more fully in the liquidity section below, the Company and its banking group entered into various amendments of the Company's Credit Facility commencing September 30, 2000. These amendments included the deferral of principal and interest of $2.2 million and $3.0 million, respectively, the waiver of financial covenants and a restriction on certain payments through various periods.

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

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

Comparison of the results of operations for the three months ended September 30, 2000 to the three months ended September 30, 1999.

                                                    Results of Operations
                                                    (Dollars in Millions)
                                ----------------------------------------------------------
                                    Three Months      As a       Three Months     As a
                                       Ended      Percentage       Ended        Percentage
                                    September 30,     of         September 30,     of
                                        2000        Revenues         1999        Revenues
Revenues:
  Acquisition Services.............   $  45.1          62%          $  56.7          66%
  ChannelCare......................      26.5          36              27.6          32
  e-Satisfy.com....................       1.5           2               2.2           2
                                      -------        ----           ------         ----
Total revenue......................      73.1         100              86.5         100

Cost of services:
   Acquisition Services............      35.1          78              42.4          75
   ChannelCare.....................      20.8          78              20.8          75
   e-Satisfy.com...................       1.6         107                .8          36
                                      -------        ----           ------         ----
Total cost of services.............      57.5          79              64.0          74

Total selling, general and.........      18.6          26              16.2          19
administrative
Amortization of goodwill...........       2.5           3               1.8           2
                                      -------        ----           ------         ----
Total operating expenses...........      78.6         108              82.0          95

Operating (loss) income............      (5.5)         (7)              4.5           5

Interest expense...................      (4.1)         (6)             (2.8)         (3)
                                      -------        ----           ------         ----
(Loss) income before taxes.........      (9.6)        (13)              1.7           2

Income taxes.......................    --            --              --            --
                                      -------        ----           ------         ----

(Loss) income before minority......      (9.6)        (13)              1.7           2
interest

Minority interest..................       0.9           1            --            --
                                      -------        ----           ------         ----

Net (loss).........................   $  (8.7)        (12)%         $   1.7           2%
                                      =======        ====           =======        ====

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


Revenues

Our total revenues for the three months ended September 30, 2000 were $73.1 million, representing a decrease of 15% from $86.5 million for the three months ended September 30, 1999. The primary cause of the decrease is a decline in the fulfillment business and a general overall decline in business activity.

Acquisition Services Segment

Our Acquisition Services segment revenues were $45.1 million for the three months ended September 30, 2000. These revenues accounted for 62% of our total revenues and represent a decrease of $11.6 million or 20% from Acquisition Services revenues of $56.7 million for the three months ended September 30, 1999. The decrease in Acquisition Services revenues is primarily attributable to a decrease in fulfillment business revenue of $4.6 million and a net decrease from new/lost clients totaling $3.7 million. The remaining $3.3 million came from existing clients that decreased their business.

ChannelCare Segment

Our ChannelCare segment revenues were $26.5 million for the three months ended September 30, 2000. These revenues accounted for 36% of our total revenues and decreased by $1.1 million or 4% from the three months ended September 30, 1999. New client revenue increases of $2.5 million were offset by a reduction in existing net client activity of $3.6 million.

e-Satisfy.com Segment

Our e-Satisfy.com segment revenues were $1.5 million for the three months ended September 30, 2000. These revenues accounted for 2% of total revenues and decreased by $0.7 million or 32% from the three months ended September 30, 1999. The decrease in revenue is primarily attributable to e-Satisfy.com's change in business focus to a services provider for business-to-business internet companies after the acquisition of CI in February 2000, versus the traditional TARP business activity engaged in during the third quarter of 1999.

Cost of Services

Our cost of services were $57.5 million for the three months ended September 30, 2000, a decrease of $6.5 million or 10% from cost of services of $64.0 million for the three months ended September 30, 1999. As a percentage of total revenues, cost of services were 79% and 74% for each of the three months ended September 30, 2000 and 1999 respectively.

Acquisition Services Segment

Our Acquisition Services segment cost of services for the three months ended September 30, 2000 were 78% of Acquisition Services revenues and decreased by $7.3 million or 17% from the three months ended September 30, 1999. Costs of services for the three months ended September 30, 1999 were 75% of Acquisition Services revenues. The increase in cost of services as a percentage

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

of revenue is attributable to a reduction in center utilization offset by an increase in revenue per hour of $1.00 to $24.81.

ChannelCare Segment

Our ChannelCare segment cost of services were 78% of our ChannelCare revenues for the three months ended September 30, 2000 and in terms of total dollars were unchanged from the three months ended September 30, 1999. Cost of services for the three months ended September 30, 1999 were 75% of ChannelCare revenues. The increase in cost of services as a percentage of revenues is due to a change in the client mix and an increase in infrastructure to support anticipated higher volumes.

e-Satisfy.com Segment

Our e-Satisfy.com segment cost of services were 107% of our e-Satisfy.com revenues for the three months ended September 30, 2000 and increased by $0.8 million or 100% from the three months ended September 30, 1999. Cost of services for the three months ended September 30, 1999 were 36% of e-Satisfy.com revenues. The increase in cost of services as a percentage of revenues is the result of a $0.8 million charge in cost of services to writeoff software associated with the traditional TARP business platform which will not be used in the future, and a change in the cost structure associated with their new business strategy. In addition, e-Satisfy.com initiated a cost reduction program during the third quarter of 2000 by eliminating 46 positions, representing 66% of their domestic operation. The charge taken during the quarter for severance costs was $0.1 million.

Selling, General and Administrative

SG&A expenses were $18.6 million for the three months ended September 30, 2000, an increase of $2.4 million or 15% from the three months ended September 30, 1999. As a percentage of total revenue, SG&A expenses were 26% and 19% for the three months ended September 30, 2000 and 1999, respectively. During the quarter we took a $1.1 million charge related to a change in accounting estimate in our allowance for doubtful accounts of which $0.8 million went to SG&A. Including this adjustment bad debt expense was $0.9 million lower in the quarter than the preceding year. In addition e-Satisfy.com's SG&A amounts increased $1.9 million to $3.1 million in the quarter, due to a charge in SG&A to write-off software associated with the traditional TARP business of $0.8 million and salaries and infrastructure associated with the change in business strategy of $1.1 million. Depreciation and maintenance fees increased approximately $0.6 million for the quarter ended September 30, 2000 versus the same period in the prior year due to increases in technology spending. These increases were offset by overall SG&A reductions in the core support areas of client services, sales, accounting, human resources and payroll. The Company had duplicate functions in these areas during the third quarter of 1999 due to the IDRC merger on June 30, 1999. These duplicate functions were largely eliminated in the fourth quarter of 1999.

Goodwill Amortization

Our goodwill amortization was $2.5 million, representing 3% of total revenues for the three

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

months ended September 30, 2000, and increased by $0.7 million from the three months ended September 30, 1999. This increase is due to increased goodwill recognized in the IDRC merger as well as the CI acquisition.

Interest Expense, net

We incurred net interest expense of $4.1 million for the three months ended September 30, 2000 which represented an increase of $1.3 million from the three months ended September 30, 1999. This increase in interest expense is primarily attributable to increased debt levels , amortization of debt issuance costs and an increase in average interest rates of approximately 150 basis points.

Minority Interest

Minority interest represents the portion of e-Satisfy.com owned by other individuals (27.6%). For the three months ended September 30, 2000 minority interest was $0.9 million. There was no minority interest for the three months ended September 30, 1999.

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

Comparison of the results of operations for the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

                                              Results of Operations
                                               (Dollars in Millions)
                                -----------------------------------------------------------
                                      Nine Months      As a         Nine Months      As a
                                       Ended       Percentage         Ended       Percentage
                                   September 30,       of          September 30,     of
                                        2000        Revenues           1999        Revenues
Revenues:
  Acquisition Services...............   $147.1          64%            $122.1          68%
  ChannelCare........................     79.3          34               51.2          28
  e-Satisfy.com......................      4.7           2                7.7           4
                                        ------        ----             ------        ----
Total revenue........................    231.1         100              181.0         100

Cost of services:
   Acquisition Services..............    113.4          77               90.3          74
   ChannelCare.......................     62.3          79               36.8          72
   e-Satisfy.com.....................      3.4          72                3.0          39
                                        ------        ----             ------        ----
Total cost of services...............    179.1          77              130.1          72

Total selling, general and...........     52.5          23               39.3          22
administrative
Amortization of goodwill.............      6.4           3                2.4           1
                                        ------        ----             ------        ----
Total operating expenses.............    238.0         103              171.8          95

Operating (loss) income..............     (6.9)         (3)               9.2           5

Interest expense.....................    (11.6)         (5)              (3.7)         (2)
                                        ------        ----             ------        ----
(Loss) income before taxes...........    (18.5)         (8)               5.5           3

Income taxes.........................   --            --               --            --
                                        ------        ----             ------        ----

(Loss) income before minority........    (18.5)         (8)               5.5           3
interest

Minority interest....................      2.0           1             --            --
                                        ------        ----             ------        ----

Net (loss) income....................   $(16.5)         (7)%           $  5.5           3%
                                        ======        ====             ======        ====


Revenues

Our total revenues for the nine months ended September 30, 2000 were $231.1 million, representing an increase of 28% from $181.0 million for the nine months ended September 30, 1999. This increase is primarily attributable to the addition of IDRC centers for the first two quarters of 2000 resulting in increased revenue of $65.6 million offset primarily by a decrease in fulfillment of $6.8 million and e-Satisfy.com of $3.0 million.

Acquisition Services Segment

Our Acquisition Services segment revenues were $147.1 million for the nine months ended September 30, 2000. These revenues accounted for 64% of our total revenues and represent an

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

increase of $25.0 million or 20% from Acquisition Services revenues of $122.1 million for the nine months ended September 30, 1999. The increase in Acquisition Services revenues is primarily attributable to the addition of IDRC centers for the first two quarters of 2000 resulting in increased revenue of $42.9 million offset by the decline in fulfillment revenue of $6.8 million and overall reductions in business volumes.

ChannelCare Segment

Our ChannelCare segment revenues were $79.3 million for the nine months ended September 30, 2000. These revenues accounted for 34% of our total revenues and increased by $28.1 million or 55% from the nine months ended September 30, 1999. The increase is primarily due to the addition of IDRC centers for the first two quarters of 2000 resulting in increased revenue of $22.7 million with the remaining increase of $5.4 million coming from our voice response business ($2.0 million) and general increases in ChannelCare business volumes.

e-Satisfy.com Segment

Our e-Satisfy.com segment revenues were $4.7 million for the nine months ended September 30, 2000. These revenues accounted for 2% of total revenues and decreased by $3.0 million or 39% from the nine months ended September 30, 1999. During the nine months of 2000, e-Satisfy.com focused on developing their business-to-business internet strategy after the acquisition of CI in February 2000. During that same period of 1999, the focus was on the traditional TARP business before the CI acquisition.

Cost of Services

Our cost of services were $179.1 million for the nine months ended September 30, 2000, an increase of $49.0 million or 38% from cost of services of $130.1 million for the nine months ended September 30, 1999. As a percentage of total revenues, cost of services were 77% and 72% for each of the nine months ended September 30, 2000 and 1999, respectively.

Acquisition Services Segment

Our Acquisition Services segment cost of services for the nine months ended September 30, 2000 were 77% of Acquisition Services revenues and increased by $23.1 million or 26% from the nine months ended September 30, 1999. Costs of services for the nine months ended September 30, 1999 were 74% of Acquisition Services revenues. The increase in cost of services as a percentage of revenue is attributable to lower revenue per hour due to competitive pricing pressures and lower utilization of call center capacity.

ChannelCare Segment

Our ChannelCare segment cost of services accounted for 79% of our ChannelCare revenues for the nine months ended September 30, 2000 and increased by $25.5 million or 69% from the nine months ended September 30, 1999. Cost of services for the nine months ended September 30, 1999 were 72% of ChannelCare revenues. The increase in cost of services as a percentage of revenues is due to a change in the client mix and an increase in infrastructure to support

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

anticipated higher volumes.

e-Satisfy.com Segment

Our e-Satisfy.com segment cost of services accounted for 72% of our e-Satisfy.com revenues for the nine months ended September 30, 2000 and increased by $0.4 million or 13% from the nine months ended September 30, 1999. Cost of services for the nine months ended September 30, 1999 were 39% of e-Satisfy.com revenues. The increase in cost of services as a percentage of revenue is a result of a charge to write-off software associated with the traditional business platform which will not be used in the future and the change in the traditional business strategy.

Selling, General and Administrative

SG&A expenses were $52.5 million for the nine months ended September 30, 2000, an increase of $13.2 million or 34% from the nine months ended September 30, 1999. As a percentage of total revenue, SG&A expenses were 23% and 22% for each of the nine months ended September 30, 2000 and 1999, respectively. Of the $52.5 million, $8.0 million relates directly to e-Satisfy.com which increased $4.3 million from 1999. The $4.3 million increase is due to a charge to write-off software associated with the traditional TARP business of $0.8 million in SG&A and increases in salaries and infrastructure associated with the changes in e-Satisfies business strategies. Overall maintenance fees and depreciation and amortization increased $2.4 million in the nine months ended September 30, 2000 over the same period in the preceding year due to the IDRC acquisition and increases in technology spending. Bad debt expense decreased by $3.1 million from $5.4 million to $2.3 million for the nine months ended September 30, 2000 and 1999, respectively. The remaining increase in SG&A is attributable to the IDRC merger.

Goodwill Amortization

Our goodwill amortization was $6.4 million, representing 3% of total revenues for the nine months ended September 30, 2000, and increased by $4.0 million from the nine months ended September 30, 1999. This increase is primarily attributable to the IDRC merger and the CI acquisition.

Interest Expense, net

We incurred net interest expense of $11.6 million for the nine months ended September 30, 2000 which represented an increase of $7.9 million from the nine months ended September 30, 1999. This increase in interest expense is primarily attributable to increased debt levels from the IDRC merger, amortization of debt issuance costs, and an increase in the average interest rates of approximately 100 basis points.

Minority Interest

Minority interest represents the portion of e-Satisfy.com owned by other individuals (27.6%). For the nine months ended September 30, 2000 minority interest was $2.0 million. There was no minority interest for the nine months ended September 30, 1999.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash flows provided by (used in) (dollars in thousands):

                                    Nine Months Ended
                                      September 30,
                                2000              1999
Operating activities         $  8,987          $  2,231
Investing activities          (18,146)          (17,061)
Financing activities            9,202            14,036

For the nine months ended September 30, 2000

The $9.0 million of cash provided by operating activities consisted of $16.5 million of net loss offset by non-cash items including depreciation and amortization of $20.1 million and $2.3 million for bad debts. Working capital requirements which positively effected cash flow included a decrease in accounts receivable of $7.9 million, a $1.0 million increase in accrued expenses, a $3.8 million increase in accounts payable, offset by a $1.6 million increase in prepaids, a $6.3 million decrease in other liabilities and a $2.0 million decrease in minority interest.

The $18.1 million of cash used in investing activities primarily consisted of net property and equipment purchases attributable to maintaining and enhancing our technology platforms. The $9.2 million of net cash provided by financing activities primarily consisted of net borrowings related to long-term debt.

For the nine months ended September 30, 1999

The $2.2 million of cash used in operating activities consisted of $5.5 million of net income and noncash items including depreciation and amortization of $11.4 million, and $5.4 million for bad debts, offset by working capital requirements including an increase in accounts receivable of $11.0 million, and a $5.5 million decrease in accounts payable.

The $17.1 million of cash used in investing activities primarily consisted of property and equipment purchases attributable to maintaining and enhancing our technology platforms and the opening/transferring of three call centers.

The $14.0 million of net cash provided by financing activities primarily consisted of borrowings related to long-term debt.

Financing Matters

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized on a straight-line basis over the life of the Credit Facility. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. The Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits, of which none were outstanding at September 30, 2000. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. The Term A facility matures December 31, 2001 and requires quarterly principal payments totaling $4.0 million for the remainder of 2000 and $10.0 million in 2001. The Term B facility matures December 31, 2002 and requires quarterly principal payments totaling $0.1 million for the remainder of 2000, $0.3 million in 2001, and a final payment of $19.3 million in 2002. The Term C facility matures December 31, 2003 and requires quarterly principal payments totaling $0.2 million for the remainder of 2000, $0.4 million in 2001, $0.9 million in 2002 and $48.0 million in 2003. All outstanding principal is due under the working capital revolver facility on the maturity date, December 31, 2001. Currently, the Company has fully utilized the credit available under the Term A, Term B, Term C and working capital revolver facilities.

The Company can elect at the time it makes borrowings to pay interest quarterly at prime plus 1.75% or LIBOR plus 3.25% for the Term A and working capital revolver facilities; prime plus 2.25% or LIBOR plus 3.75% for the Term B facility and prime plus 2.75% or LIBOR plus 4.25% for the Term C facility. At September 30, 2000, the weighted average interest rate payable under the Credit Facilities was 10.7%. Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps (see Item 3) and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. At December 31, 1998, the Company had no outstanding balance and $18.1 million available under the Secured Credit Facility. During the nine months ended September 30, 2000 and 1999, the weighted average interest rate on borrowings under the Secured Credit Facility was 10.3% and 9.2%, respectively.

During April 2000, the Company signed an amendment to the Credit Facility that modified the Company's debt covenants effective February 2000 including the leverage ratio and the fixed charge coverage ratio and obtained additional borrowing capacity totaling $6.0 million in the form of a Revolving Credit Commitment, raising the total capacity on revolvers to $51.0 million. In addition, the annual limitation allowed for capital expenditures decreased for the year 2000 from $32,500,000 to $25,000,000. The Company and its banking group entered into various amendments of the Company's Credit Facility commencing September 30, 2000. These amendments included the deferral of principal and interest of $2.2 million and $3.0 million, respectively, the waiver of financial covenants, and a restriction on certain payments through various periods. On October 27, 2000, the Company and its bank group agreed to terminate the Revolving Credit Commitment of $6.0 million obtained during April 2000, which had never been utilized. On November 10, 2000, the Company drew the remaining capacity on the working capital revolver facility of $1.4 million and together with existing cash paid the $3.0 million of deferred interest. Principal payments due at September 30, 2000 totaling $2.2 million have been

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

deferred through November 17, 2000. Additional interest, computed at 2% per annum of the total Credit Facility is now being charged. Currently, the Company has an understanding with its senior lending group to waive principal payments and compliance with financial covenants through November 17, 2000. Since the Company's agreement with its senior lending group does not waive financial covenants for a period through October 1, 2001, the Company is required to classify amounts related to its Credit Facilities as current liabilities. Management is seeking to negotiate the extension of waivers relating to compliance with financial covenants.

During the second quarter of 2000, the Company renegotiated the terms of a note payable to the former principals of TARP. The original scheduled payment of $1.2 million due June 30, 2000 was changed to payments of $300,000 on the first day of July, October, November and December plus interest at 10%. Payments of $300,000 and $100,000 were made the first of July and October, respectively. The Company was prohibited from paying the November installment by its senior lender making the Company in default on this agreement. The balance of these notes have been shown as current liabilities as of September 30, 2000.

e-Satisfy.com Debt

During May 2000 a shareholder of TeleSpectrum advanced $500,000 to e-Satisfy.com in return for convertible promissory notes and 200,000 warrants to purchase e-Satisfy.com Common Stock. The notes bear interest at 8% and were due August 31, 2000 if additional equity totaling $3,000,000 (a "Subsequent Financing") was not obtained by June 15, 2000. Upon the consummation of a Subsequent Financing, the notes automatically convert to 285,715 shares of Series A Common Stock of e-Satisfy.com after August 31, 2000. A Subsequent Financing was not obtained and on September 13, 2000 a forebearance agreement was entered into which deferred principal and interest payments to December 12, 2000. On November 8, 2000, the lender subordinated their position to the factoring arrangement discussed below. The warrants expire in seven years and were exerciseable at $2.50 per warrant unless a Subsequent Financing was not obtained by August 31, 2000, in which case they are $.01 per warrant.

During June 2000 the same TeleSpectrum shareholder advanced an additional $500,000 to e-Satisfy.com in return for convertible promissory notes and 250,000 warrants to purchase e-Satisfy.com Common Stock. The notes bear interest at 8% and were due October 15, 2000 if additional equity totaling $5,000,000 (a "Subsequent Financing") was not obtained by July 31, 2000. Upon consummation of a Subsequent Financing, the notes automatically convert to 357,143 shares of Series A Common Stock of e-Satisfy.com after August 31, 2000. A Subsequent Financing was not obtained putting e-Satisfy.com into technical default on these notes. e-Satisfy.com is currently negotiating with the lender to obtain a forebearance agreement. On November 8, 2000, the lender subordinated their position to the factoring arrangement discussed below. The warrants expire in seven years and were exerciseable at $2.00 per warrant unless a Subsequent Financing was not obtained by August 31, 2000, in which case they are $.01 per warrant.

During the third quarter TeleSpectrum advanced $300,000 to e-Satisfy.com in addition to the initial advance of $1.0 million, bringing the total advance to $1,300,000. This advance is eliminated in consolidation. During November 2000, the Company subordinated its position to the factoring arrangement discussed below.

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

In August 2000 e-Satisfy.com entered into a factoring arrangement with a bank (the "Factoring") which is secured by substantially all the assets of e-Satisfy.com. Qualifying receivables up to $800,000 may be sold to the lender in exchange for an 80% advance on the receivables purchased, creating a 20% reserve to cover potential losses and fees. The receivables are sold with total recourse and accordingly, the transaction was recorded as a financing. The outstanding debt balance at September 30, 2000 was $222,000. Finance charges are approximately 1% per month of the outstanding balance. The Factoring contains various covenants, one of which requires e-Satisfy.com to raise additional capital of $500,000 on both September 30 and November 30, 2000, respectively. No additional capital was raised by September 30, putting e-Satisfy.com into technical default of the Factoring. e-Satisfy.com is currently negotiating with the lender to amend this agreement.

GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, and has a deficit tangible net worth in the amount of $(58,290,000) at September 30, 2000. As discussed above, the Company has an understanding with its senior lending group to waive principal payments and compliance with financial covenants through November 17, 2000. Since the Company's agreement with its senior lending group does not waive financial covenants for a period through October 1, 2001, the Company is required to classify amounts related to its Credit Facilities as current liablities. Due primarily to this classification, the Company has a working capital deficiency of $(118,000,000) as of September 30, 2000.

The Company has generated positive earnings before interest, taxes, depreciation and amortization ("EBITDA") each quarter of 2000 and $13,562,000 for the nine months ended September 30, 2000. Excluding e-Satisfy.com, the Company has generated $17,880,000 in EBITDA during the same period.

During the fourth quarter Management initiated a cost reduction program targeted to reduce costs by $10.0 to $15.0 million annually. The financial savings will result from staff reductions, reduced telecommunications costs and other infrastructure costs. The reduction in staff support functions will be through a combination of attrition and the involuntary separation of employees. A comprehensive review of our primary business processes will result in the identification of the specific positions to be eliminated or outsourced. These initiatives may result in a restructuring charge during the fourth quarter. The benefits of the cost reduction program are expected to be realized beginning in the first quarter of 2001.

e-Satisfy.com also initiated a cost reduction program during the third quarter including the elimination of 46 positions representing 66% of their domestic operation. If e-Satisfy.com successfully implements its cost reduction program, management believes that it will be cash flow neutral by the end of 2000.

These circumstances call into question the Company's ability to continue as a going concern. The Company has been advised by its independent public accountants that in the event the Company

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

is unsuccessful in amending the Credit Facilities, or in obtaining additional long-term financing prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may include an explanatory paragraph regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities should the Company be unable to continue as a going concern.

Currently, Management is seeking to amend its current Credit Facilities. Management believes that the working capital needs of the Company will be provided by the cash generated from ongoing operations and the willingness of lenders to extend credit. There can be no assurance that the Company will be able to amend its Credit Facilities with its current lenders; to obtain alternative financing or additional capital on terms acceptable to Management, if at all; or to reduce its costs without significantly impacting its business.

OTHER

Prior to October 30, 2000, the Company's common stock was traded on the Nasdaq National Market ("NASDAQ") which requires certain maintenance standards in order to remain on that market. The Company's common stock failed to maintain a minimum bid price and accordingly, was delisted at the close of business on October 30, 2000. The Company's common stock is now traded under its stock symbol "TLSP" on the OTC Bulletin Board. The Company intends to re-apply to the NASDAQ when it is able to meet the applicable relisting requirements.

During November 2000 David R. Kriegel resigned from the board of directors and as chairman of the compensation committee and was replaced as chairman of the compensation committee by Richard W. Virtue.

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

As of September 30, 2000, we had spent approximately $1.6 million on the Year 2000 issue. Many of our systems that required Year 2000 remediation or replacement also received performance upgrades or enhancements. Our costs do not include costs related to these upgrades or enhancements. Because we have not experienced material Year 2000 problems at the beginning of 2000 or any material leap year issues after February 29, 2000, we do not expect future remediation costs to be material to our consolidated position or results of operations.

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

We pay interest to the Credit Facilities banks based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the Credit Facilities at September 30, 2000, we would be required to pay an additional $1.3 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we have in place two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts of $29.5 million. The interest rate cap agreements expire on September 30, 2002. These interest rate caps are required under the terms of the $135.0 million Credit Facilities, which dictates that we establish and maintain three-year interest rate caps at 200 basis points above the three-month LIBOR rate with notional amounts not less than 66.0% of the term loan balance. The three-month LIBOR interest rate was approximately 6.7% at September 30, 2000.

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

               10.1 Amendment No. 5 & Limited Waiver to the Credit Agreement
                    (this "Amendment") dated as of September 30, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions listed on the signature pages (the "Lenders"), BNP

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                    Paribas, as collateral agent (the "Agent"), and Bank of America, N.A., as administrative agent for the Lenders (the "Administrative Agent")

          10.2 Amendment No. 6 & Limited Waiver to the Credit Agreement (this "Amendment") dated as of October 13, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions listed on the signature pages (the "Lenders"), BNP Paribas, as collateral agent (the "Agent"), and Bank of America, N.A., as administrative agent for the Lenders (the "Administrative Agent")

          10.3 Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of October 27, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions parties thereto (the "Lenders"), BNP Paribas, as collateral agent (the "Agent"), and Bank of America, N.A., as administrative agent for the Lenders (the "Administrative Agent")

          10.4 Second Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of November 3, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions parties thereto
                    (the "Lenders"), BNP Paribas, as collateral agent (the "Agent"), and Bank of America, N.A., as administrative agent for the Lenders (the "Administrative Agent")

          10.5 Third Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of November 10, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions parties thereto (the "Lenders"), BNP Paribas, as collateral agent (the "Agent"), and Bank of America, N.A., as administrative agent for the Lenders (the "Administrative Agent")


          10.6      McCown DeLeeuw Subordination Agreement

          10.7 Convertible Promissory Note dated May 11, 2000 with McCown De Leeuw III

          10.8 Convertible Promissory Note dated May 11, 2000 with McCown De Leeuw III (Europe)

          10.9 Convertible Promissory Note dated May 11, 2000 with McCown De Leeuw III (Asia)

          10.10     Convertible Promissory Note dated May 11, 2000 with
                    Gamma Fund LLC

          10.11 Warrant to Purchase Common Stock dated May 11, 2000 with McCown De Leeuw III

          10.12 Warrant to Purchase Common Stock dated May 11, 2000 with McCown De Leeuw III (Europe)

          10.13 Warrant to Purchase Common Stock dated May 11, 2000 with McCown De Leeuw III (Asia)

          10.14 Warrant to Purchase Common Stock dated May 11, 2000 with Gamma Fund LLC

          10.15 Convertible Promissory Note dated June 23, 2000 with McCown De Leeuw III

          10.16 Convertible Promissory Note dated June 23, 2000 with McCown De Leeuw III (Europe)

          10.17 Convertible Promissory Note dated June 23, 2000 with McCown De Leeuw III (Asia)

          10.18 Convertible Promissory Note dated June 23, 2000 with Gamma Fund LLC

          10.19 Warrant to Purchase Common Stock dated June 23, 2000 with McCown De Leeuw III

          10.20 Warrant to Purchase Common Stock dated June 23, 2000 with McCown De Leeuw III (Europe)

          10.21 Warrant to Purchase Common Stock dated June 23, 2000 with McCown De Leeuw III (Asia)

          10.22 Warrant to Purchase Common Stock dated June 23, 2000 with Gamma Fund LLC

          10.23 Employment Agreement between TeleSpectrum Worldwide, Inc. and Fenton R. Talbott

















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


                                             TeleSpectrum Worldwide Inc.
                                         -------------------------------------
                                                     (Registrant)

                                         \s\  Vincent J. Ciavardini
                                         -------------------------------------
                                                Vincent J. Ciavardini
                                             TeleSpectrum Worldwide Inc.
                                         President & Chief Executive Officer


      Date: November 14, 2000            \s\  Kurt Dinkelacker
                                         -------------------------------------
                                                   Kurt Dinkelacker
                                             TeleSpectrum Worldwide Inc.
                                               Chief Financial Officer

                                 EXHIBIT INDEX



        Exhibit
        Number                  Description of Exhibit
        ------                  ----------------------

          3.01 Restated Certificate of Incorporation of TeleSpectrum Worldwide Inc. is incorporated by reference to exhibit 3.01 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

          3.02 Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of the Company's Registration Statement on Form S-1 (File No. 333-04349).

          10.1 Amendment No. 5 & Limited Waiver to the Credit Agreement (this "Amendment") dated as of September 30, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions listed on the signature pages (the "Lenders"), BNP

          10.2 Amendment No. 6 & Limited Waiver to the Credit Agreement (this "Amendment") dated as of October 13, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions listed on the signature pages (the "Lenders"), BNP Paribas, as collateral agent (the "Agent"), and Bank of America, N.A., as administrative agent for the Lenders (the "Administrative Agent")

          10.3 Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of October 27, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions parties thereto (the "Lenders"), BNP Paribas, as collateral agent (the "Agent"), and Bank of America, N.A., as administrative agent for the Lenders (the "Administrative Agent")

          10.4 Second Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of November 3, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions parties thereto
                    (the "Lenders"), BNP Paribas, as collateral agent (the "Agent"), and Bank of America, N.A., as administrative agent for the Lenders (the "Administrative Agent")

          10.5 Third Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of November 10, 2000, by and among TeleSpectrum Worldwide, Inc., a Delaware corporation (the "Borrower"), the financial institutions parties thereto (the "Lenders"), BNP Paribas, as collateral agent (the "Agent"), and Bank of America, N.A., as administrative agent for the Lenders (the "Administrative Agent")


          10.6      McCown DeLeeuw Subordination Agreement

          10.7 Convertible Promissory Note dated May 11, 2000 with McCown De Leeuw III

          10.8 Convertible Promissory Note dated May 11, 2000 with McCown De Leeuw III (Europe)

          10.9 Convertible Promissory Note dated May 11, 2000 with McCown De Leeuw III (Asia)

         10.10      Convertible Promissory Note dated May 11, 2000 with
                    Gamma Fund LLC

         10.11 Warrant to Purchase Common Stock dated May 11, 2000 with McCown De Leeuw III

         10.12 Warrant to Purchase Common Stock dated May 11, 2000 with McCown De Leeuw III (Europe)

         10.13 Warrant to Purchase Common Stock dated May 11, 2000 with McCown De Leeuw III (Asia)

         10.14 Warrant to Purchase Common Stock dated May 11, 2000 with Gamma Fund LLC

         10.15 Convertible Promissory Note dated June 23, 2000 with McCown De Leeuw III

         10.16 Convertible Promissory Note dated June 23, 2000 with McCown De Leeuw III (Europe)

         10.17 Convertible Promissory Note dated June 23, 2000 with McCown De Leeuw III (Asia)

         10.18      Convertible Promissory Note dated June 23, 2000 with
                    Gamma Fund LLC

         10.19 Warrant to Purchase Common Stock dated June 23, 2000 with McCown De Leeuw III

         10.20 Warrant to Purchase Common Stock dated June 23, 2000 with McCown De Leeuw III (Europe)

         10.21 Warrant to Purchase Common Stock dated June 23, 2000 with McCown De Leeuw III (Asia)

         10.22 Warrant to Purchase Common Stock dated June 23, 2000 with Gamma Fund LLC

         10.23 Employment Agreement between TeleSpectrum Worldwide, Inc. and Fenton R. Talbott

         27.01      Financial Data Schedule.