Form 10-Q/A
period 2000-09-30
TELESPECTRUM WORLDWIDE INC
filed 2000-11-17
CIK 1014960

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

                 10.01* Amendment No. 5 & Limited Waiver to the Credit Agreement dated as of September 30, 2000, by and among the Company, the Lenders listed on the signature pages thereto, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.

                 10.02* Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of October 13, 2000, by and among the Company, the Lenders listed on the signature pages thereto, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.

                 10.03* Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of October 27, 2000, by and among the Company, the Lenders named therein, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.

                 10.04* Second Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of November 3, 2000, by and among the Company, the Lenders named therein, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.

                 10.05* Third Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of November 10, 2000, by and among the Company, the

                           Lenders named therein, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.

                 10.06* Subordination Agreement dated as of November 8, 2000, made by each of McCown De Leeuw & Co. III, L.P. and e-Satisfy.com Inc. in favor of Silicon Valley Bank.

                 10.07* Convertible Promissory Note dated May 11, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III, L.P.

                 10.08* Convertible Promissory Note dated May 11, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III (Europe), L.P.

                 10.09* Convertible Promissory Note dated May 11, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III (Asia), L.P.

                 10.10* Convertible Promissory Note dated May 11, 2000, made by e-Satisfy.com Inc. payable to the order of Gamma Fund LLC.

                 10.11* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated May 11, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III, L.P.

                 10.12* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated May 11, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III (Europe), L.P.

                 10.13* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated May 11, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III (Asia), L.P.

                 10.14* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated May 11, 2000, made by e-Satisfy.com Inc. issued to Gamma Fund LLC.

                 10.15* Convertible Promissory Note dated June 23, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III, L.P.

                 10.16* Convertible Promissory Note dated June 23, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III (Europe), L.P.

                 10.17* Convertible Promissory Note dated June 23, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III (Asia), L.P.

                 10.18* Convertible Promissory Note dated June 23, 2000, made by e-Satisfy.com Inc. payable to the order of Gamma Fund LLC.

                 10.19* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated June 23, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III, L.P.

                 10.20* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated June 23, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III (Europe), L.P.

                 10.21* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated June 23, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III (Asia), L.P.

                 10.22* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated June 23, 2000, made by e-Satisfy.com Inc. issued to Gamma Fund LLC

                 27.01     Financial Data Schedule

                  *Previously filed

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



         10.01* Amendment No. 5 & Limited Waiver to the Credit Agreement dated as of September 30, 2000, by and among the Company, the Lenders listed on the signature pages thereto, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.



         10.02* Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of October 13, 2000, by and among the Company, the Lenders listed on the signature pages thereto, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.



         10.03* Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of October 27, 2000, by and among the Company, the Lenders named therein, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.



         10.04* Second Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of November 3, 2000, by and among the Company, the Lenders named therein, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.



         10.05* Third Extension of Amendment No. 6 & Limited Waiver to the Credit Agreement dated as of November 10, 2000, by and among the Company, the Lenders named therein, BNP Paribas, as collateral agent, and Bank of America, N.A., as administrative agent for the Lenders.

         10.06* Subordination Agreement dated as of November 8, 2000, made by each of McCown De Leeuw & Co. III, L.P. and e-Satisfy.com Inc. in favor of Silicon Valley Bank.

         10.07* Convertible Promissory Note dated May 11, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III, L.P.

         10.08* Convertible Promissory Note dated May 11, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III (Europe), L.P.

         10.09* Convertible Promissory Note dated May 11, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III (Asia), L.P.

         10.10* Convertible Promissory Note dated May 11, 2000, made by e-Satisfy.com Inc. payable to the order of Gamma Fund LLC.

         10.11* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated May 11, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III, L.P.

         10.12* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated May 11, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III (Europe), L.P.

         10.13* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated May 11, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III (Asia), L.P.

         10.14* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated May 11, 2000, made by e-Satisfy.com Inc. issued to Gamma Fund LLC.

         10.15* Convertible Promissory Note dated June 23, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III, L.P.

         10.16* Convertible Promissory Note dated June 23, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III (Europe), L.P.

         10.17* Convertible Promissory Note dated June 23, 2000, made by e-Satisfy.com Inc. payable to the order of McCown De Leeuw & Co. III (Asia), L.P.

         10.18* Convertible Promissory Note dated June 23, 2000, made by e-Satisfy.com Inc. payable to the order of Gamma Fund LLC.

         10.19* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated June 23, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III, L.P.

         10.20* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated June 23, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III (Europe), L.P.


         10.21* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated June 23, 2000, made by e-Satisfy.com Inc. issued to McCown De Leeuw & Co. III (Asia), L.P.

         10.22* Warrant to Purchase Common Stock of e-Satisfy.com Inc. dated June 23, 2000, made by e-Satisfy.com Inc. issued to Gamma Fund LLC.

         27.01*   Financial Data Schedule.



* previously filed