Form 10-K
period 2000-12-31
TELESPECTRUM WORLDWIDE INC
filed 2001-04-16
CIK 1014960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                      FROM           TO

                           COMMISSION FILE NO. 0-21107

                           TELESPECTRUM WORLDWIDE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                                   23-2845501
  (STATE OR OTHER JURISDICTION OF                                                  (I.R.S. EMPLOYER

  INCORPORATION OR ORGANIZATION)                                                 IDENTIFICATION NUMBER)

                 443 SOUTH GULPH ROAD, KING OF PRUSSIA, PA 19406
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [x]   NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 31, 2001 the aggregate market value of the common stock held by non-affiliates of the registrant was $20,837,926. Such aggregate market value was computed by reference to the closing sale price of the common stock as reported on the OTC Bulletin Board on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the registrant.

      As of March 31, 2001, there were 33,076,073 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for registrant's 2001 Annual Meeting of Stockholders - Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

                                                          PART I
Item 1.        Business .................................................................................................        1
Item 2.        Properties ...............................................................................................        5
Item 3.        Legal Proceedings..........................................................................................       5
Item 4.        Submission of Matters to a Vote of Security Holders........................................................       5

                                                          PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters..................................       6
Item 6.        Selected Financial Data....................................................................................       6
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations......................       8
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.................................................      22
Item 8.        Financial Statements and Supplementary Data................................................................      22
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................      22


                                                         PART III

Item 10.       Directors and Executive Officers of the Registrant.........................................................      22
Item 11.       Executive Compensation.....................................................................................      23
Item 12.       Security Ownership of Certain Beneficial Owners and Management.............................................      23
Item 13.       Certain Relationships and Related Transactions.............................................................      23

                                                          PART IV

Item 14.       Exhibits, Financial Statement Schedule, and Report on Form 8-K.............................................      23
               Index to Financial Statements and Schedule.................................................................     F-1


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-K including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors", could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

-     our significant debt service obligations;

-     our need to obtain additional financing to pursue our business objectives;

- our increased debt restricting our ability to obtain financing or pursue other business objectives;

- our results of operations are sometimes dependent on one or more significant clients;

- adverse effects on results of operations if we do not maintain sufficient capacity utilization;

- adverse effects on our Company if we do not obtain and implement new or enhanced technology;

- adverse effects on our results of operations if we do not avoid high personnel turnover;

-     our reliance on telecommunications companies;

-     changes in laws regulating our industry;

- fluctuations in quarterly operating results causing our stock price to change; and

- events directly or indirectly relating to our Company causing our stock price to be volatile.

                           TELESPECTRUM WORLDWIDE INC.


                                     PART I


ITEM 1.   BUSINESS

We began our operations when we completed our initial public offering in 1996 and on the same day acquired our six initial operating businesses, including its consulting business, Technical Assistance Research Programs, Inc. ("TARP"). Through acquisitions in 1996 and 1997 and our merger of International Data Response Corporation ("IDRC") in 1999, we expanded our capabilities beyond traditional telemarketing and outsourced call center services and significantly increased our available capacity. We sold our market research business in January 1998 and our direct mail and fulfillment business in March 1998.

During the third quarter of 1999 we launched ChannelCare, our branded multi-channel Customer Relationship Management (CRM) solutions for large corporations and high growth technology companies. ChannelCare was able to provide web-based sales and service, e-mail response, web telephony, video and real-time chat as well as traditional customer service solutions within a multi-channel contact environment. While the Company did successfully implement several installations in this arena it was not able to achieve the necessary scale. Accordingly, we have abandoned this technology and are not currently pursuing this market.

During the first quarter of 2000 we placed all assets and liabilities specifically related to TARP into a new wholly owned corporation called e-Satisfy.com ("e-Satisfy"). e-Satisfy then acquired Customer Insites, Inc. ("CI") by exchanging 27.6% of e-Satisfy common stock for all of the issued and outstanding capital stock of CI. The original strategic plan was to capitalize on the seemingly endless potential offered by the internet and provide customer satisfaction surveys for internet traffic. e-Satisfy quickly ramped up the infrastructure and technological investments necessary to support the projected growth. e-Satisfy was unsuccessful in implementing that strategic plan and during the fourth quarter of 2000 scaled back to the operational level in place prior to undertaking the internet strategy.

Today our core operations revolve around inbound and outbound telemarketing, inbound customer service, interactive voice response, customer care, customer care consulting, call center management, and market research.

INDUSTRY OVERVIEW

Telemarketing involves the direct communication of information to current or prospective customers by telephone. Indirect marketing methods, such as radio, television and print advertising, employ a "one-to-many" approach to convey marketing information that can position products and services within a broad market context. Direct marketing methods, such as telemarketing, employ a "one-to-one" approach. This method delivers a marketing message directly to a specific current or prospective customer and elicits an immediate customer response. Many businesses have combined traditional indirect marketing methods such as advertising with direct marketing methods such as telemarketing to obtain greater returns from their investments in marketing activities.

We believe that overcapacity currently exists within the industry. This overcapacity has resulted in pricing pressures on existing and new business. We anticipate that these pressures will continue into the near future.

A significant amount of telemarketing services, both inbound and outbound, are performed by prospective clients' in-house operations. This provides a significant outsourcing opportunity for third party providers.

Advances in computer and telecommunications technology have assisted telemarketing and customer care companies to more accurately identify and contact current and prospective customers, as well as provide more accurate, timely and complete customer and product information to the customer service representatives. Providers of telemarketing and customer care services can offer clients economies of scale in sharing the cost of new technology among a larger base of users than might be possible with in-house operations, while at the same time better matching available capacity to fluctuating client demand.

SERVICES OVERVIEW

Our call centers continue to provide traditional forms of customer service to our clients through our ChannelCare segment. These services include responding to customer calls via customer service representatives (CSRs), interactive voice response services, call center management and consulting services. Responding to customer calls involves the processing of customer inquiries by CSRs. The customer will typically call a toll-free "800" or "888" number which is routed to one of our centers. The incoming call is identified by the number dialed and linked to the CSR that is trained and available to handle the call. At the same time, through the latest computer telephony integration (CTI) technology, relevant customer and/or product information is delivered to the CSRs computer screen, complete with prompts and response text necessary to handle the inquiry. When the call is completed, certain information gathered is stored and delivered back to the client's central data files. Our interactive voice response services involve responding to incoming customer calls via automated systems. Where required, these calls are transferred to CSRs. Our call center management services involve running most aspects of a client's call center, including recruiting and staffing the CSRs, managing the operations and providing reports that analyze the performance of the client's call center.

We also provide business-to-consumer and business-to-business outbound telemarketing services through our Acquisition Services segment. These services involve the placing of telephone calls on behalf of our clients, normally as part of our clients' efforts to sell their products or services, or to obtain new customers. Our clients provide us with the list of customers or prospective customers to be called. These lists consist of individuals or businesses that have characteristics that would indicate that they are potential purchasers of a client's products or services. Our telemarketing sales representatives (TSRs) use prepared scripts when making the calls. These scripts are either prepared by our client or us and contain written questions and answers that are designed to assist the TSR in handling these calls. We use our computerized call management systems to make these calls. These systems have predictive dialers that automatically dial telephone numbers, determine if live connections have been made and present connected calls to our TSRs.

Our final service offering is from our e-Satisfy segment. e-Satisfy is a customer relationship management ("CRM") company that measures the customer experience for click and mortar companies. e-Satisfy performs baseline and tracking customer satisfaction surveys. We expect to continue to use e-Satisfy as a way to differentiate the Company in the marketplace.

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

SALES AND MARKETING

As of December 31, 2000, we employed 23 sales personnel. Sales personnel are compensated by salary and commissions based on sales performance.

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

TARGETED INDUSTRIES

We target our marketing efforts toward clients in the following principal industries:

Telecommunications

We provide customer acquisition services for major telecommunications companies for their long distance, cellular and cable products and services. We also provide customer acquisition services for regional telecommunications companies for their advanced telephone features. We offer these clients telemarketing services for their consumer and business customers. In addition, we answer incoming customer service calls and provide customer care consulting services for the telecommunications industry. The telecommunications industry provided 27%, 32%, and 38% of our total revenues in the three years ended December 31, 2000, respectively.

Financial Services

We provide banks and other financial services clients with a wide range of services, including:

      - acquiring new customers;

      - encouraging product use;

      - encouraging balance transfers;

      - regaining customers; and

      - customer service.

The financial services industry provided 23%, 28%, and 27% of our total revenues in the three years ended December 31, 2000, respectively.

Insurance

We work with large consumer insurance companies and their agents, complementing their sales efforts by telemarketing products such as life and accidental death and dismemberment insurance. In addition, we answer incoming customer service and sales calls. As of December 31, 2000, we employed 331 licensed insurance agents collectively holding state insurance licenses from 48 states. These agents provide customer acquisition services for our clients. The insurance industry provided 10%, 10%, and 9% of our total revenues in the three years ended December 31, 2000.

Pharmaceutical and Health Care

We provide our pharmaceutical clients with product support and customer service for their business and consumer customers. We also perform customer care consulting for clients in the health care industry.

Utilities

We provide large public and private utilities with the following services:

      - deregulation education for consumers;

      - customer service;

      - consumer affairs services;

      - collection efforts; and

      - customer service surveys.

Consumer Products

We provide consumer products clients with customer service, order entry and customer acquisition services.

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


PERSONNEL AND TRAINING

As of December 31, 2000, we employed approximately 8,149 individuals on a full-time basis and 625 individuals on a part-time basis. TSRs and CSRs account for approximately 7,249 employees of our total workforce of 8,774. Our ability to hire, train and manage qualified employees is critical to our ability to provide high quality services to our clients.

GOVERNMENT REGULATION

Our sales practices are regulated at both the federal and state level. The Federal Telephone Consumer Protection Act (TCPA) of 1991, enforced by the Federal Communications Commission (FCC), imposes restrictions on unsolicited automated telephone calls to residential telephone subscribers. Under the TCPA it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call certain subscribers. The FCC rules further require telemarketers to have procedures in place to maintain lists of residential customers who do not want to receive telephone solicitations.

The Federal Trade Commission (FTC) regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act, the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts and practices."

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (TCFAPA). Under the TCFAPA, the FTC has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call and the nature of the goods or services offered. The regulations also require that telemarketers maintain records on various aspects of their business.

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

ITEM 2.   PROPERTIES

Our corporate headquarters are located in 21,000 square feet of rented office space in King of Prussia, Pennsylvania. As of December 31, 2000 we operated the following material facilities:

                                                                                                                       NUMBER OF
      ACQUISITION SERVICES CENTERS                                                                                    WORKSTATIONS
      ----------------------------                                                                                    ------------
      Beckley, WV                                                                                                            270
      Charleston, WV                                                                                                         240
      Endicott, NY                                                                                                           240
      Fayetteville, NC                                                                                                       116
      Huntington, WV                                                                                                         240
      Salisbury, NC                                                                                                          104
      Scranton, PA                                                                                                           240
      Steubenville, OH                                                                                                       180
      Wheeling, WV                                                                                                           240
      Winnipeg, Manitoba                                                                                                     218
      Aliquippa, PA                                                                                                          240
      Pittsburgh, PA                                                                                                         180
      Duluth, MN                                                                                                             182
      Fergus Falls, MN                                                                                                       114
      Bemidji, MN                                                                                                            104
      Milbank, SD                                                                                                            116
      North Bay, Ontario                                                                                                     190
      Toronto, Ontario                                                                                                       516
      St. Catherine, Ontario                                                                                                 228
                                                                                                                           -----
      Total Acquisition Services                                                                                           3,958
                                                                                                                           -----

      CHANNELCARE CENTERS
      -------------------
      Annapolis, MD                                                                                                          200
      Linthicum, MD                                                                                                          136
      Woodlawn, MD                                                                                                           347
      Great Arrow (Buffalo, NY)                                                                                              312
      San Diego, CA                                                                                                          444
      Chantilly, VA                                                                                                           66
      Barbourville, KY                                                                                                       126
      King of Prussia, PA                                                                                                     98
      University                                                                                                             250
                                                                                                                           -----
      Total ChannelCare                                                                                                    1,979
                                                                                                                           -----

      CHANNELCARE MANAGED CENTERS
      ---------------------------
      White Plains, NY                                                                                                        35
      Littleton, MA                                                                                                           40
      Cheektowaga, NY                                                                                                        330
                                                                                                                           -----
                                                                                                                             405
                                                                                                                           -----
      Total                                                                                                                6,342
                                                                                                                           =====

The ChannelCare managed centers are not owned or leased by us, but are operated by us as managed call centers for our clients.

ITEM 3.   LEGAL PROCEEDINGS

We are from time to time involved in litigation incidental to our business. We do not believe that the resolution of any existing litigation will result in a material adverse effect on our business, results of operations, or financial condition. See Note 9 to our consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol TLSP. Prior to October 30, 2000, our common stock was traded on the NASDAQ National Market. However, our common stock failed to maintain a minimum bid price and, accordingly, was delisted at the close of business on October 30, 2000. The following table sets forth, for the periods indicated, the high and low bid quotations for each share of our common stock, as reported on the NASDAQ National Market through October 30, 2000 and the OTC Bulletin Board thereafter.


                                                             High              Low
                                                       ---------------   --------------
           1999
                              First Quarter                 12.000            7.938
                              Second Quarter                 8.563            6.063
                              Third Quarter                  8.375            5.250
                              Fourth Quarter                 7.625            4.000
           2000
                              First Quarter                  9.813            6.063
                              Second Quarter                 7.250            3.063
                              Third Quarter                  4.500            0.625
                              Fourth Quarter                 0.875            0.234

On March 31, 2001, there were 227 holders of record of the shares of our outstanding common stock and the closing price for a share of common stock as reported by the OTC Bulletin Board was $0.63. We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by the board of directors in light of conditions then existing, including our earnings, financial condition, bank covenants and capital requirements. Our current lending agreements prohibit the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere herein.

TeleSpectrum Worldwide Inc.


                                                                                                                        PERIOD FROM
                                                                                                                      APRIL 26, 1996
                                                                                                                      (INCEPTION) TO
                                                                           YEAR ENDED DECEMBER 31                       DECEMBER 31,
                                                                           ----------------------
                                                  2000               1999 (3)            1998              1997           1996 (1)
                                                  ----               --------            ----              ----           --------
                                                                  (IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
Revenues                                      $ 303,568          $ 266,810          $ 167,428         $ 178,922         $ 53,154
                                                -------            -------            -------           -------           ------
Operating Expenses:
   Cost of services                             237,171            195,573            130,406           154,846           33,010
   Selling, general and administrative           70,220             53,898             41,785            41,793           14,058
   Impairment - long lived assets               171,151 (4)              -                  -           139,072 (2)            -
   Restructuring charge                          10,254 (5)              -                  -                 -                -
   Goodwill amortization                          8,449              4,431              1,178             7,249            2,147
                                                -------            -------            -------           -------           ------
           Total operating expenses             497,245            253,902            173,369           342,960           49,215
                                                -------            -------            -------           -------           ------
           Operating income (loss)             (193,677)            12,908             (5,941)         (164,038)           3,939
   Interest (expense) income, net               (17,279)            (7,026)            (1,246)           (1,876)             433
   Investment gain                                    -                  -                  -             1,760                -
                                                -------            -------            -------           -------           ------
           Income (loss) from continuing
           operations before taxes             (210,956)             5,882             (7,187)         (164,154)           4,372
   Income tax benefit (expense)                       -                  -                247             2,310           (1,693)
   Minority interest                              7,836 (6)              -                  -                 -                -
                                                -------            -------            -------           -------           ------
           Income (loss) from
           continuing operations             $ (203,120)           $ 5,882           $ (6,940)       $ (161,844)         $ 2,679
                                             ==========            =======            ========        ==========          =======

   Basic earnings (loss) per share
   from continuing operations                   $ (6.42)            $ 0.21            $ (0.27)          $ (6.42)          $ 0.15
                                              ==========            =======           ========        ==========          =======

   Diluted earnings (loss) per
   share from continuing operations             $ (6.42)            $ 0.18            $ (0.27)          $ (6.42)          $ 0.15
                                              ==========            =======           ========        ==========          =======



                                                                                        DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                            2000                 1999            1998          1997          1996
                                                            ----                 ----            ----          ----          ----
BALANCE SHEET DATA:

        Cash and cash equivalents                           $ 5,258                  -          $ 794         $ 774       $ 28,171
        Working capital, including net assets
        of discontinued operations                            5,373             13,912         16,702        20,655         49,373
        Total assets                                        129,373            318,407        103,689       144,721        296,539
        Long-term debt, net of current maturities           132,413            113,846          2,876         3,800          4,199
        Stockholders' equity (deficit)                      (64,273)           139,433         76,568        80,377        240,511

------------------

(1) TeleSpectrum Worldwide Inc. was incorporated on April 26, 1996; accordingly there are no historical results prior to that date

(2)   This impairment charge for goodwill was recorded in the fourth quarter of
      1997

(3) Results include the merger with IDRC from June 30, 1999. See Note 4 to our Consolidated Financial Statements

(4)   See Note 4 to our Consolidated Financial Statements

(5)   See Note 3 to our Consolidated Financial Statements

(6) Minority interest represents the portion of e-Satisfy.com owned by other individuals (27.6%)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-K including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors", could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

      -     our significant debt service obligations;

      - our need to obtain additional financing to pursue our business objectives;

      - our increased debt restricting our ability to obtain financing or pursue other business objectives;

      - our results of operations are sometimes dependent on one or more significant clients;

      - adverse effects on our results of operations if we do not maintain sufficient capacity utilization;

      - adverse effects on our Company if we do not obtain and implement new or enhanced technology;

      - adverse effects on our results of operations if we do not avoid high personnel turnover;

      -     our reliance on telecommunications companies;

      -     changes in laws regulating our industry;

      - fluctuations in quarterly operating results causing our stock price to change; and

      - events directly or indirectly relating to our Company causing our stock price to be volatile.

BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000, the Company had a stockholders' deficit of $64.3 million, and had incurred a net loss of approximately $203.1 million during 2000. The Company has been unable to meet the required debt service payments with its lenders, requiring a number of amendments to its loan agreements, financial covenant waivers and deferral of scheduled principal payments. As discussed in Note 8, the Company has a entered into a new loan agreement (the "New Credit Facilities") with its senior lending group during April 2001 whereby amortization payments are required only for excess cash flow, as defined, or upon the occurrence of certain events and only if after making such payments the Company still has a minimum $5.0 million in available working capital from cash on hand plus availability under the working capital revolver. All amounts are due upon termination of the New Credit Facilities on July 1, 2002, consequently, the Company has classified amounts related to its Credit Facilities as long-term liabilities in the accompanying Consolidated Balance Sheets. The New Credit Facilities contain affirmative and negative covenants including requirements to maintain certain levels of revenue, EBITDA, interest coverage and capital expenditures. During the fourth quarter of 2000, Management initiated a cost reduction program targeted to reduce costs by $15.0 million annually. The savings will result from staff reductions, reduced telecommunications costs, center closings and the reduction of other infrastructure costs. The benefits of the cost reduction program are expected to be realized beginning in the first quarter of 2001.

The covenants in the New Credit Facilities are based upon the Company's business plan for 2001. If planned operating results are not achieved or if covenants are not met, the Company could default on the New Credit Facilities and all amounts due thereunder would be due immediately.

The factors noted above raise substantial doubt concerning the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying values or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management believes that the working capital needs of the Company through July 1, 2002 will be provided by the cash generated from ongoing operations and the New Credit Facilities. However, there can be no assurance that the Company will be able to comply with the amended covenants through July 1, 2002 or refinance the amended facility by this date.

RESULTS OF OPERATIONS

Background

We provide services to our customers through our Acquisition Services, ChannelCare and e-Satisfy.com segments.

The Acquisition Services segment provides both business-to-consumer and business-to-business acquisition services, primarily direct sales initiated by us on behalf of our clients.

The ChannelCare segment provides customer service expertise to our clients. Our customer service expertise includes the more traditional inbound services of customer care support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients.

The e-Satisfy.com segment, a customer satisfaction research company, measures, monitors and improves the customer service experience.

On June 30, 1999 we completed mergers with International Data Response Corporation ("IDRC") and CRW Financial, Inc. ("CRW"). The CRW merger was recorded as a treasury stock transaction and accordingly, did not affect the results of operations during 1999. The IDRC merger was accounted for as a purchase, and accordingly the net tangible liabilities and results of operations of IDRC have been included in our consolidated financial statements commencing on June 30, 1999. As discussed below, all of the goodwill arising from this transaction was written off during the fourth quarter of 2000.

During the first quarter of 2000 we placed all assets and liabilities specifically related to TARP into a new wholly owned corporation called e-Satisfy.com ("e-Satisfy"). e-Satisfy then acquired Customer Insites, Inc. ("CI") by exchanging 27.6% of e-Satisfy common stock for all of the issued and outstanding capital stock of CI. We then retained an investment banker to raise capital for e-Satisfy. The original strategic plan was to capitalize on the seemingly endless potential offered by the internet and provide customer satisfaction surveys for internet traffic. e-Satisfy quickly ramped up the infrastructure and technological investments necessary to support the projected growth. e-Satisfy was unsuccessful in implementing that strategic plan and during the third quarter of 2000 implemented a significant cost reduction program eliminating 46 positions representing 66% of their domestic operation. e-Satisfy shifted its business strategy back to the traditional TARP business and maintained the site monitor capability, which has the ability to service the internet. e-Satisfy did not raise, nor is it currently seeking, any additional capital. e-Satisfy incurred significant losses during 2000 resulting in a deficiency of net assets in their balance sheet. Accordingly, we are recognizing 100% of their operations in the consolidated statement of operations until such time as they recover from that deficiency. We anticipate that e-Satisfy will be cash flow neutral for the majority of 2001. As discussed below, the majority of the goodwill arising from e-Satisfy and its predecessor TARP, was written off during the fourth quarter of 2000.

The same investment banker was also engaged to raise additional capital to assist in the strategic initiatives of ChannelCare during the first quarter of 2000. During that time we were evaluating alternative business growth strategies surrounding our multi-channel CRM solutions including, but not limited to, independently operating this business segment. The Company did not raise, nor is it currently seeking, any additional capital for ChannelCare and currently has no plans to spin off this business segment.

During 1999 the Company began two significant technology initiatives. The first initiative, referred to by the acronym "TESS", was intended to bring reporting consistency, automation efficiencies, labor tracking, and workflow scheduling to our Customer Acquisition segment. The project has proven to be unsuccessful and all efforts to complete it were halted during the fourth quarter of 2000 and the project has been abandoned. Accordingly, the entire accumulated net book value was written off at December 31, 2000.

During the second quarter of 1999 the Company announced a strategic partnership with two technology providers to deliver integrated eBusiness call center solutions to leading-edge, Internet-enabled call center services utilizing a Web-based front office software solution and an Internet interaction management solution. The anticipated demand for this functionality was initially projected at very high levels and the Company purchased licenses and built an infrastructure to accommodate those projections. While the Company did successfully implement several installations in this arena it did not reach the volumes originally projected nor was it able to attain a sufficient level of revenues to sustain the program. Consequently, the software licenses used in the eCRM software platform have been deactivated and the related maintenance has been discontinued. As required by SFAS No. 121, the Company computed the projected undiscounted future cash flows associated with the continuing software investment and compared it to the carrying value as of December 31, 2000. This analysis indicated that a permanent impairment had occurred and the investment was written down to the estimated fair market value.

The Company continually evaluates whether events and circumstances have occurred which indicate the remaining balance of goodwill and other intangibles may not be recoverable. Due to the poor operating performance during 2000 we performed a comprehensive review by business segment of the carrying value of the goodwill and other intangibles that existed at year end. That review indicated that a permanent impairment had occurred resulting in a total impairment charge of $155.5 million and an ending goodwill balance at December 31, 2000 of $1.6 million which related entirely to e-Satisfy.

During the fourth quarter of 2000, as part of a continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations and improve profitability by closing certain call centers and reducing overhead costs. The restructuring plan resulted in pre-tax charges of $10.3 million which will require a cash outlay of approximately $5.9 million, the majority of which will be paid over the next twelve to eighteen months. The restructuring charges impacted our Acquisition Services and ChannelCare segments by $3.8 million and $4.7 million, respectively, with the balance affecting our general corporate operations.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

EBITDA represents net income(loss) before income taxes, interest income and expense, depreciation and amortization. EBITDA should not be considered in isolation or as a substitute for earnings from continuing operations, cash flows or other data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA is being presented because we believe that it provides useful information regarding our ability to incur and/or service debt. The unadjusted EBITDA for the year ended December 31, 2000 derived from our consolidated results of operations was ($160.7) million. EBITDA during the same period was $23.1 million after excluding the affects of e-Satisfy.com, and items which were non-recurring in nature. The gross impact of these non-recurring items were comprised primarily of impairment of long-lived assets ($171.1 million), restructuring charges ($10.3 million), bad debts and other software write-downs (totaling $5.7 million) offset by the effect of e-Satisfy.com.

The following discussions should be read in conjunction with "Selected Financial Data" and the consolidated financial statements contained within this report on Form 10-K.

Comparison of the results of operations for 2000 to 1999

                                                                                 RESULTS OF OPERATIONS
                                                                                 (DOLLARS IN MILLIONS)


                                                            YEAR ENDED               AS A           YEAR ENDED         AS A
                                                            DECEMBER 31,         PERCENTAGE OF      DECEMBER 31,    PERCENTAGE OF
                                                              2000                REVENUES             1999           REVENUES
                                                            -----------          -------------      -----------     -------------

Revenues:
   Acquisition Services                                    $  192.4                  63 %            $177.8             67%
   ChannelCare                                                104.8                  35                79.0             29
   e-Satisfy.com                                                6.4                   2                10.0              4
                                                           --------                 ---              ------            ---
      Total revenues                                          303.6                 100               266.8            100

Cost of services:
   Acquisition Services                                       149.0                  77               133.3             75
   ChannelCare                                                 83.3                  79                58.4             74
   e-Satisfy.com                                                4.9                  77                 3.9             39
                                                           --------                 ---              ------            ---
      Total cost of services                                  237.2                  78               195.6             73

Selling, general and administrative                            70.2                  23                53.9             20
Impairment - long-lived assets                                171.1                  56
Restructuring charge                                           10.3                   4
Amortization of goodwill                                        8.4                   3                 4.4              2
                                                           --------                 ---              ------            ---
      Total operating expenses                                497.2                 164               253.9             95
                                                           --------                 ---              ------            ---

Operating income (loss)                                      (193.6)                (64)               12.9              5

Interest expense, net                                         (17.3)                 (6)               (7.0)            (3)
                                                           --------                 ---              ------            ---
Income (loss) before taxes                                   (210.9)                (70)                5.9              2
Income tax benefit                                                -                   -                   -              -
Minority interest                                               7.8                   3
                                                           --------                 ---              ------            ---

Income (loss) from continuing operations                   $ (203.1)                (67)%             $ 5.9              2%
                                                           ========                 ===              ======            ===

REVENUES

Our total revenues for the twelve months ended December 31, 2000 were $303.6 million, representing an increase of $36.8 million or 14% from the 1999 total of $266.8. This increase is primarily attributable to the addition of IDRC centers for the first two quarters of 2000 resulting in increased revenues of $59.5 million offset by a decrease in fulfillment of $10.2 million and e-Satisfy.com of $3.6 million. We had one client, from the telecommunications industry, which made up over 10 percent of our revenue.

Acquisition Services Segment

Our Acquisition Services segment revenues were $192.4 million for the twelve months ended December 31, 2000. These revenues accounted for 63% of our total revenue and represented an increase of $14.6 million or 8% of 1999 revenues of $177.8 million. The increase in Acquisition Services revenue is primarily attributable to the addition of IDRC centers for the entire year ended December 31, 2000 resulting in increased revenue of $42.9 million offset by the decline in fulfillment revenue of $10.2 million and overall reductions in business volumes.

ChannelCare Segment

Our ChannelCare segment revenues were $104.8 million for the twelve months ended December 31, 2000. These revenues accounted for 35% of our total revenues and increased by $25.8 million or 33% from the twelve months ended December 31, 1999. The increase is primarily due to the addition of IDRC centers for the entire year ended December 31, 2000 resulting in increased revenues of $16.5 million with the remaining increase of $9.3 million coming from our voice response business ($2.1 million) and a new center acquired in November 1999 offset by a general decrease in business volumes.

e-Satisfy.com Segment

Our e-Satisfy.com segment revenues were $6.4 million for the twelve months ended December 31, 2000. These revenues accounted for 2% of total revenue and decreased by $3.6 million or 36% from the twelve months ended December 31, 1999. During 2000, e-Satisfy.com focused on developing its business-to-business internet strategy after the acquisition of CI in February 2000. During the same period of 1999, the focus was on the traditional TARP business before the CI acquisition.

COST OF SERVICES

Our cost of services were $237.2 million for the twelve months ended December 31, 2000, an increase of $41.6 million or 21% from cost of services of $195.6 million for the twelve months ended December 31, 1999. As a percentage of total revenues, cost of services were 78% and 73% for each of the twelve months ended December 31, 2000 and 1999, respectively.

Acquisition Services Segment

Our Acquisition Services segment cost of services for the twelve months ended December 31, 2000 were 77% of acquisition services revenues and increased by $15.7 million or 12% from the twelve months ended December 31, 1999. Costs of services for the twelve months ended December 31, 1999 were 75% of Acquisition Services revenues. The increase in cost of services as a percentage of revenue is attributable to lower revenue per hour due to competitive pricing pressures and lower utilization of call center capacity.

ChannelCare Segment

Our ChannelCare segment cost of services accounted for 79% of our ChannelCare revenues for the twelve months ended December 31, 2000 and increased by $24.9 million or 43% from the twelve months ended December 31, 1999. Cost of services for the twelve months ended December 31, 1999 were 74% of ChannelCare revenues. The increase in cost of services as a percentage of revenues is due to a change in the client mix and an increase in infrastructure to support anticipated higher volumes.

e-Satisfy.com Segment

Our e-Satisfy.com segment cost of services accounted for 77% of our e-Satisfy.com revenues for the twelve months ended December 31, 2000 and increased by $1.0 million or 26% from the twelve months ended December 31, 1999. Cost of services for the twelve months ended December 31, 1999 were 39% of e-Satisfy.com revenues. The increase in cost of services as a percentage of revenue is a result of a charge to write-off software associated with the traditional business platform which will not be used in the future and the change in the traditional business strategy.

SELLING, GENERAL AND ADMINISTRATIVE

Our SG&A expenses were $70.2 million for the twelve months ended December 31, 2000, an increase of $16.3 million or 30% from the twelve months ended December 31, 1999. As a percentage of revenue, SG&A expenses were 23% and 20% for each of the twelve months ended December 31, 2000 and 1999 respectively. Of the $70.2 million, $11.0 million relates directly to e-Satisfy.com which increased $6.1 million from 1999. The $6.1 million increase is due to a charge to write-off software associated with the traditional TARP business of $1.5 million and increases in salaries and infrastructure associated with the changes in e-Satisfy.com business strategies. Overall software maintenance fees and depreciation and amortization increased $7.5 million for the twelve months ended December 31, 2000 over the same period in the preceding year due to the IDRC acquisition and increases in technology spending. Bad debt expense decreased by $4.0 million from $6.8 million to $2.8 million for the twelve months ended December 31, 1999 and 2000, respectively. The remaining increase in SG&A is attributable to the IDRC merger.

Goodwill Amortization

Our goodwill amortization was $8.4 million, representing 3% of total revenues for the twelve months ended December 31, 2000, and increased by $4.0 million from the twelve months ended December 31, 1999. This increase is primarily attributable to the IDRC merger and the CI acquisition. As discussed above, the majority of goodwill was written off at December 31, 2000 which will significantly decrease goodwill amortization in the future.

Interest Expense, Net

We incurred net interest expense of $17.3 million for the twelve months ended December 31, 2000 which represents an increase of $10.3 million from the twelve months ended December 31, 1999. This increase in interest expense is primarily attributable to increased debt levels from the IDRC merger, amortization of debt issuance costs, an increase in the average interest rate of approximately 100 basis points, nonrecurring fees of $0.6 million payable to the lenders under our credit facility and $0.9 million for charges related to our covenant waivers received in the fourth quarter of 2000.

Minority Interest

Minority interest represents the portion of e-Satisfy.com owned by other individuals (27.6%). For the twelve months ended December 31, 2000 minority interest was $7.8 million. There was no minority interest for the twelve months ended December 31, 1999. The Company recorded 72.4% of e-Satisy.com's losses until the minority interest accumulated balance in the net assets of e-Satisfy.com reached zero, at which time we reflected 100% of the affiliates losses. In the future, should e-Satisfy.com become profitable, the reverse will be true.

INCOME TAXES

There was no income tax provision for the years ended December 31, 2000 and 1999. As of December 31, 2000 and 1999, we had a net operating loss carryforward of approximately $128.1 million and $94.5 million, respectively. Due to the uncertainty surrounding the potential realization of the deferred tax assets, the Company has provided a full valuation allowance at December 31, 2000 and 1999.

Comparison of the results of operations for 1999 to 1998.

                                                    YEAR ENDED           AS A        YEAR ENDED           AS A
                                                    DECEMBER 31,     PERCENTAGE OF   DECEMBER 31,     PERCENTAGE OF
                                                       1999            REVENUES         1998            REVENUES
                                                    -----------      -------------   -----------      -------------

Revenues:
   Acquisition Services                             $ 177.8              67 %         $ 115.8             69 %
   ChannelCare                                         79.0              29              43.0             26
   e-Satisfy.com                                       10.0               4               8.6              5
                                                      -----              --             -----            ---
      Total revenues                                  266.8             100             167.4            100

Cost of services:
   Acquisition Services                               133.3              75              96.4             83
   ChannelCare                                         58.4              74              30.7             71
   e-Satisfy.com                                        3.9              39               3.3             38
                                                      -----              --             -----            ---
      Total cost of services                          195.6              73             130.4             78

Selling, general and administrative                    53.9              20              41.7             25
Amortization of goodwill                                4.4               2               1.2              -
                                                      -----              --             -----            ---
      Total operating expenses                        253.9              95             173.3            103
                                                      -----              --             -----            ---

Operating income (loss)                                12.9               5              (5.9)            (3)

Interest expense, net                                  (7.0)             (3)             (1.2)            (1)
                                                      -----             -----           -----            ---
Income (loss) before taxes                              5.9               2              (7.1)            (4)
Income tax benefit                                        -               -               0.2              -
                                                      -----             -----           -----            ---

Income (loss) from continuing operations              $ 5.9               2 %          $ (6.9)            (4)%
                                                      =====             =====          =======            ====


REVENUES

Our total revenues for 1999 were $266.8 million, representing an increase of 59% from 1998. This increase is largely a result of increased hours provided by the merger with IDRC or $72.0 million. Approximately 11% and 10% of 1999 and 1998 total revenues, respectively, were generated by services provided on behalf of a client in the telecommunications industry. The majority of this revenue was generated by the Acquisition Services segment.

Acquisition Services Segment

Our Acquisition Services revenues were $177.8 million for 1999. These revenues accounted for 67% of our total revenues for 1999 and represented an increase of $62.0 million or 54% from Acquisition Services revenues of $115.8 million for 1998. The increase in revenues was primarily attributable to our merger with IDRC which increased revenues by approximately $44.1 million and an increase in fulfillment revenues of $7.2 million. Services initiated for new clients totaled $4.8 million.

ChannelCare Segment

Our ChannelCare segment revenues were $79.0 million for 1999. These revenues accounted for 29% of our total revenues for 1999 and increased by $36.0 million or 84% from ChannelCare revenues of $43.0 million for 1998. The increase in revenues for 1999 was attributable to our merger with IDRC which increased revenues by approximately $27.8 million and additional customer growth of $8.2 million reflecting increased capacity with the number of call centers, exclusive of IDRC, going from 5 in 1998 to 10 in 1999.

e-Satisfy.com Segment

Our e-Satisfy.com segment revenues were $10.0 million for the twelve months ended December 31, 1999. These revenues accounted for 4% of total revenues and increased by $1.4 million or 16% from the twelve months ended December 31, 1998.

COST OF SERVICES

Our cost of services were $195.6 million for 1999 an increase of $65.2 million or 50% from cost of services of $130.4 million for 1998. As a percentage of total revenues, cost of services were 73% and 78% for 1999 and 1998, respectively.

Acquisition Services Segment

Our Acquisition Services segment cost of services for 1999 were 75% and 83% of Acquisition Services revenues in 1999 and 1998, respectively and increased by an aggregate of $36.9 million or 38% from 1998. The lower operating cost margins were due to lower administrative labor costs, slightly higher revenue per hour and an overall lower cost per minute for long distance telephone charges. In addition, 1998 included costs related to call center closures totaling $1.3 million.

ChannelCare Segment

Our ChannelCare segment cost of services accounted for 74% and 71% of our ChannelCare revenues in 1999 and 1998, respectively and increased by $27.7 million or 90% from 1998. The increased operating cost margins were due to start up costs incurred in opening new centers, lower revenue per hour due to competitive pricing pressures, offset by lower overall cost per minute for long distance telephone charges.

e-Satisfy.com Segment

Our e-Satisfy.com segment cost of services accounted for 39% of our e-Satisfy.com revenue for the twelve months ended December 31, 1999 and increased by $0.6 million or 18% for the twelve months ended December 31, 1998. Cost of services for the twelve months ended December 31, 1998 were 38% of e-Satisfy.com revenues.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses were $53.9 million for 1999, an increase of $12.2 million or 29% from 1998. As a percentage of total revenues, SG&A expenses were 20% and 25% for 1999 and 1998, respectively. The major increases in the aggregate dollars year over year are attributable to the IDRC merger and the associated duplicative corporate facilities, overhead and travel costs of customer support, human resources/payroll, marketing, accounting, general management and severance costs incurred related to reductions in force to decrease redundant overhead. Bad debt expense for 1999 was $6.8 million versus $2.3 million in 1998. In addition, we incurred approximately $1.3 million in costs related to corporate overhead reductions during 1998.

AMORTIZATION OF GOODWILL

Our goodwill amortization was $4.4 million for 1999 compared to $1.2 million in 1998. In 1999, additional costs totaling $152.3 million were added to goodwill, due primarily to the merger with IDRC. Our amortization in 1998 consisted of the amortization of goodwill associated with our ChannelCare segment.

INTEREST EXPENSE, NET

We incurred net interest expense of $7.0 million for 1999 which represented an increase of $5.8 million from 1998. This increase was due to the increased borrowings under our credit facility and amortization of debt issuance costs totaling $0.7 million in 1999.

INCOME TAXES

There was no income tax provision for the year ended December 31, 1999. The 1998 income tax benefit from continuing operations represented the offset of the provision for income taxes for discontinued operations. As of December 31, 1999 and 1998, we had a net operating loss carryforward of approximately $94.5 million and $39.9 million, respectively. In addition, as of December 31, 1999, included in the net operating loss carryforward, was approximately $51.2 million of operating loss carryforward, with a full valuation allowance, acquired from IDRC and CRW in the June 30, 1999 merger.

LIQUIDITY AND CAPITAL RESOURCES

DOLLARS IN MILLIONS
CASH FLOWS PROVIDED BY (USED IN):
---------------------------------

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                             2000              1999             1998
                                                             ----              ----             ----
Operating Activities                                       $ 25.5             $ 2.4           $ (1.5)
Investing Activities                                        (21.6)            (25.6)            28.1
Financing Activities                                          1.3              22.5            (26.6)

Year Ended December 31, 2000

The $25.5 million of cash provided by operating activities consisted primarily of the net loss of $203.1 million and non cash items including depreciation and amortization of $27.3 million, $2.8 million for bad debts, impairment of long-lived assets of $171.1 million, a loss on disposal of fixed assets of $3.8 million and restructuring charges of $10.3 million, offset by working capital requirements, including an increase in accounts payable of $6.2 million, a decrease in accounts receivable of $15.3 million, total accrued expenses of $8.4 million and other liabilities of $2.1 million.

The $21.6 million of cash used in investing activities primarily consisted of property and equipment purchases attributed to maintaining and enhancing our technology platforms and costs related to new call centers. Certain of these assets were impaired in 2000. See Background.

The $1.3 million of net cash provided by financing activities primarily consisted of borrowings related to long-term debt.

Year Ended December 31, 1999

The $2.4 million of cash provided by operating activities consisted of $5.9 million of net income and non cash items including depreciation and amortization of $16.7 million and $6.8 million for bad debts, offset by working capital requirements including an increase in accounts receivable of $8.4 million, prepaid expenses and other of $9.8 million, and a decrease in accounts payable of $5.5 million and other liabilities of $1.2 million.

The $25.6 million of cash used in investing activities primarily consisted of property and equipment purchases attributed to maintaining and enhancing our technology platforms and costs related to new call centers.

The $22.5 million of net cash provided by financing activities primarily consisted of borrowings related to long-term debt.

See Financing Matters below for additional information regarding the finances of the Company.

Year Ended December 31, 1998

The $1.5 million of cash used in operating activities consisted of the net loss of $6.5 million and non-cash items including depreciation and amortization of $9.7 million, $2.3 million for bad debts, offset by working capital requirements including a decrease in accrued expenses of $4.2 million and accrued compensation of $3.8 million.

The $28.1 million of cash provided by investing activities primarily consisted of $37.8 million of proceeds from the sale of our market research and direct mail and fulfillment segments, primarily offset by $9.1 million of purchases of property and equipment.

The $26.6 million of net cash used in financing activities primarily consisted of $29.0 million of net payments under our credit facility offset by $2.0 million of proceeds from the exercise of stock options and sale of common stock.

Financing Matters

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized using the effective interest method over the life of the Credit Facilities. For the year ended December 31, 2000, debt issuance cost amortization was $1,502,000. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits. There were no letters of credit outstanding as of December 31, 2000. At December 31, 2000, the Company had $2.4 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%.

Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The proceeds received during June 1999 from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. During the years ended December 31, 2000 and 1999, the weighted average interest rate on borrowings under the then existing credit facilities was 10.5% and 9.6%, respectively.

During April 2000, the Company signed an amendment to the Credit Facilities that modified the Company's debt covenants effective February 2000 including the leverage ratio and the fixed charge coverage ratio and obtained additional borrowing capacity totaling $6.0 million in the form of a Revolving Credit Commitment raising the total capacity on revolvers to $51.0 million. In addition, the annual limitation allowed for capital expenditures decreased for the year 2000 from $32.5 million to $25.0 million.

The Company and its banking group entered into various amendments of the Company's Credit Facilities commencing September 30, 2000. These amendments included the deferral of principal and interest of $2.2 million and $3.0 million, respectively, the waiver of financial covenants, imposed additional interest at 2% of outstanding principal beginning October 1, 2000 ("Incremental Interest") and a restriction on certain payments through November 17, 2000. On October 27, 2000, the Company and its bank group agreed to terminate the Revolving Credit Commitment of $6.0 million obtained during April 2000, which had never been utilized. On November 10, 2000, the Company paid the $3.0 million deferred interest, which represented accrued interest for the third quarter of 2000.

On November 17, 2000, the Company signed Amendment #7 to the Credit Facilities which deferred principal payments of $2.2 million due September 30, and December 31, 2000, respectively, waived financial covenants, imposed a fee equal to 0.5% per month of outstanding principal (the "Waiver Fee"), required weekly principal payments of $150,000 and allowed a sweep of excess available funds, as defined, under certain circumstances, through February 15, 2001. During the extension period of Amendment #7, the Company made the required principal payments totaling $2.1 million as well as the required interest payment of $3.2 million, which represented accrued interest for the fourth quarter of 2000.

On February 15, 2001, the Company signed an extension to Amendment #7 which extended the waiver period to March 31, 2001, discontinued the weekly principal payments, limited expenditures for capital assets, and pledged the Company's interest in e-Satisfy as collateral.

On April 16, 2001, the Company entered into a new loan agreement with its lenders (the "New Credit Facilities") under which all amounts outstanding under Term A, B, and C and $35.0 million of the working capital revolver plus accrued Incremental Interest and the Waiver Fee, totaling $120.6 million were converted into a Term Loan that bears interest at a Base Rate plus the Applicable Margin, as defined (approximately 10.0% at April 16, 2001) and matures July 1, 2002 (the "Maturity Date"). The remaining $10.0 million of the original working capital revolver carries forward as a revolver and the Company can borrow the lesser of $10.0 million or 65% of eligible receivables, as defined. As of April 16, 2001, the Company has $1.4 million available under this revolver. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. In addition, an annual agency fee equal to 25 basis points of the aggregate commitment is payable on the Maturity Date.

Borrowings under the New Credit Facilities are collateralized by substantially all of the assets of the Company. The New Credit Facilities contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The payment of interest accrued for the first quarter of 2001 on the old credit facility totaling $2.6 million may be deferred by 50% at the discretion of the Company. Interest on the New Credit Facilities is payable monthly, however, at the discretion of the Company, up to 25% of the monthly interest may be deferred for any months through and including December 31, 2001. Any amounts so deferred are converted into Deferred Interest Notes, as defined, and bear interest at the same rate as the Term Loan and mature on the Maturity Date.

Under certain circumstances the Company may be required to make mandatory principal payments, as defined ("Mandatory Prepayments"). In general Mandatory Prepayments are required upon certain triggering events, such as the sale of assets, issuance of debt or equity securities, receipt of insurance proceeds or similar events or the Company generates excess cash flow, as defined ("Excess Cash Flow"). Excess Cash Flow is generally defined as quarterly EBITDA less permitted capital expenditures, cash interest, and the sum of $1.25 million plus certain payments. No Mandatory Prepayments are required unless the Company has a minimum of $5.0 million in available working capital from cash on hand plus availability under the working capital revolver after such Excess Cash Flow payment has been made.

In connection with the New Credit Facilities the Company is being charged a fee totaling 15% of the aggregate commitments (the "Refinancing Fee") payable at the Maturity Date. In the event the Company pays off the New Credit Facilities in its entirety prior to the Maturity Date, the Refinancing Fee is reduced to 5.0%, 10.0%, and 12.5% if the early payoff is prior to June 30, 2001, September 30, 2001, and December 31, 2001, respectively. The Refinancing Fee will be amortized using the effective interest method over the life of the New Credit Facilities and the remaining unamortized debt issuance costs related to the old credit facility, totaling $2.5 million, will be written off during the second quarter of 2001.

Management believes that the New Credit Facilities will need to be refinanced prior to the Maturity Date. Although the terms of any refinancing are not presently determinable, the refinancing could result in substantial dilution to the Company's current equity holders.

Note Payable to Stockholder

As discussed in Note 4, the majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4,873,000 for a term note with the Company. This note bears interest at 10% and was payable one year from the closing depending upon certain covenants as defined in the agreement which to date did not allow for payment. On April 16, 2001 this note was restructured. The new agreement matures June 30, 2004, bears interest at 10% for the year ending December 31, 2001, 15% for the two years ending December 31, 2003 and 20% for the six months ending June 30, 2004. The agreement requires prepayment in the event more than 90% of the Company's common stock is acquired or substantially all of the assets are sold. Under certain circumstances, as defined in the agreement, if prior to December 31, 2002, the Company issues debt or equity securities of $10.0 million or more, the holder has the right to purchase a pro-rata share, as defined, of the securities issued with up to one half of the total amount due such holder under similar terms.

e-Satisfy Debt

During the second quarter of 2000, the Company renegotiated the terms of a note payable to the former principals of TARP. The original scheduled payment of $1.2 million due June 30, 2000 was changed to payments of $300,000 on the first day of July, October, November and December plus interest at 10%. Payments of $300,000 and $100,000 were made the first of July and October, respectively. The Company was prohibited from paying the November installment by its senior lender making the Company in default on this agreement at that time. On April 9, 2001, the Company entered into a new agreement which bears interest at 10% from June 30, 2000 and requires principal payments of $50,000 per month through March 2002 and $40,000 per month through August 2002, at which time the remaining balance of $1,466,000 is payable in full.

During May 2000 a shareholder of TeleSpectrum advanced $500,000 to e-Satisfy.com in return for convertible promissory notes and 200,000 warrants to purchase e-Satisfy.com common stock. The notes bear interest at 8% and were due August 31, 2000 if additional equity totaling $3,000,000 (a "Subsequent Financing") was not obtained by June 15, 2000. Upon the consummation of a Subsequent Financing, the notes automatically convert to 285,715 shares of Series A common stock of e-Satisfy.com after August 31, 2000. A Subsequent Financing was not obtained and on September 13, 2000 a forbearance agreement was entered into which deferred principal and interest payments to December 12, 2000. e-Satisfy.com is currently negotiating with the lender to obtain an extension to the forbearance agreement. On November 8, 2000, the lender subordinated their position to the factoring arrangement discussed below. The warrants expire in seven years and were exercisable at $2.50 per warrant unless a Subsequent Financing was not obtained by August 31, 2000, in which case they are $.01 per warrant.

During June 2000 the same TeleSpectrum shareholder advanced an additional $500,000 to e-Satisfy.com in return for convertible promissory notes and 250,000 warrants to purchase e-Satisfy.com common stock. The notes bear interest at 8% and were due October 15, 2000 if additional equity totaling $5,000,000 (a "Subsequent Financing") was not obtained by July 31, 2000. Upon consummation of a Subsequent Financing, the notes automatically convert to 357,143 shares of Series A

Common Stock of e-Satisfy.com after August 31, 2000. A Subsequent Financing was not obtained putting e-Satisfy.com into technical default on these notes. e-Satisfy.com is currently negotiating with the lender to obtain a forbearance agreement. On November 8, 2000, the lender subordinated their position to the factoring arrangement discussed below. The warrants expire in seven years and were exercisable at $2.00 per warrant unless a Subsequent Financing was not obtained by August 31, 2000, in which case they are $.01 per warrant.

During the third quarter of 2000, TeleSpectrum advanced $300,000 to e-Satisfy.com in addition to the initial advance of $1.0 million, bringing the total advance to $1,300,000. This advance is eliminated in consolidation. During November 2000, the Company subordinated its position to the factoring arrangement discussed below.

In August 2000 e-Satisfy.com entered into a factoring arrangement with a bank (the "Factoring") which is secured by substantially all the assets of e-Satisfy.com. Qualifying receivables up to $800,000 may be sold to the lender in exchange for an 80% advance on the receivables purchased, creating a 20% reserve to cover potential losses and fees. The receivables are sold with total recourse and accordingly, the transaction was recorded as a financing. The outstanding debt balance at December 31, 2000 was $59,000. Finance charges are approximately 1% per month of the outstanding balance. The Factoring was terminated during January 2001.

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

During the fourth quarter of 2000 the Company announced that Kurt Dinkelacker had joined the Company as Chief Financial Officer. During the first quarter of 2001, the Company announced that J. Peter Pierce has joined the Company as Chairman and Chief Executive Officer.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish new accounting rules and disclosure requirements for most derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company has adopted these standards effective January 1, 2001. The initial adoption of these standards will not have a material impact on the Company's financial statements.

OTHER INFORMATION -  - RISK FACTORS

You should consider the following risk factors that pertain to our Company. The realization of any of these risks could result in significant harm to our results of operations, financial condition, cash flows, business or the market price of our common stock.

Keep these risk factors in mind when reading "forward-looking" statements elsewhere in this Form 10-K (See "Cautionary Statement Concerning
Forward-Looking Statements" in Item 7).

We have significant debt service obligations.

As of December 31, 2000, we had approximately $124.7 million of outstanding senior debt under our $135 million senior debt facility. Under all of our outstanding debt instruments, we are required to make monthly interest payments. While we have no scheduled principal amortization in 2001, our debt becomes due on July 1, 2002. In addition, under certain circumstances principal repayments could be required in 2001. Our credit agreement with our lenders imposes numerous financial covenants that we will need to meet in order to avoid a default under our new debt agreement which closed April 16, 2001. These covenants include:

-     maintaining a minimum level of revenue;

-     maintaining minimum EBITDA levels;

-     maintaining minimum interest coverage ratios;

-     potential mandatory prepayments;

-     hire qualified personnel;

-     limiting capital expenditures; and

-     limiting dividends.

If we are unable to service our debt or meet our other contractual obligations, our lenders may take certain actions that could limit our operations and require immediate repayment. Our internally generated cash flow or other available financing might not be sufficient to sustain operations if this were to occur. If these sources are not sufficient, we will be required to seek additional debt or equity financing and this financing may not be available on terms acceptable to us, if at all.

Our significant debt levels restrict our ability to obtain financing or pursue other business objectives.

Our debt restricts our ability to obtain other financing and pursue other business objectives. This will be magnified if our general credit rating deteriorates. If this occurs, we may find it more difficult to:

-     obtain additional financing over and above our new credit facilities;

-     make acquisitions;

-     enter into strategic relationships;

-     make capital expenditures;

-     respond to business opportunities;

-     address competitive pressures or adverse industry developments; and

-     withstand economic downturns.

Our results of operations are sometimes dependent on one or more significant clients.

Approximately 11% of our revenues for the years ended December 31, 2000 and 1999, respectively, were generated from one client in the telecommunications industry. We may develop future relationships with clients that represent a large concentration of our revenues. These types of relationships are often cancelable by the client upon relatively short notice. Our business may be harmed by any unexpected termination or non-renewal of such a relationship.

Our results of operations will be adversely affected if we do not maintain sufficient capacity utilization.

Our results of operations are substantially dependent upon our ability to use our call center capacity at efficient levels. Capacity utilization is a term that identifies how much of a call center's workstations are being used to perform services. Low capacity utilization at a call center reduces profitability. This occurs because costs are being incurred for employees and other overhead costs at a time when revenue is not being produced by these employees and workstations. We have in the past experienced periods of low capacity utilization and have sometimes accepted less profitable client engagements to fill this capacity. We have also experienced, and may experience in the future, at least short-term, excess capacity when we open a new call center or terminate or complete a large client program.

Our business will be harmed if we do not obtain and implement new or enhanced technology.

We are significantly dependent upon technology. We may not be successful in anticipating continuing technological changes or in implementing new or enhanced technology. In addition, we may not be able to afford such new or enhanced technology.

Our results of operations will be adversely affected if we do not avoid high personnel turnover.

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

Our business is heavily dependent upon service provided by various local and long distance telephone companies. Telecommunications costs are one of our most significant expenses. Our results of operations will be materially adversely affected by any significant increases in the cost of telephone services that are not recoverable through an increase in the price of our services, or any significant interruption in telephone services.

Our quarterly operating results will fluctuate and this will cause our stock price to change.

We expect that our quarterly operating results will fluctuate due to many factors, a number of which are beyond our control. We believe that period-to-period comparisons of our historical results may not be meaningful. You should not rely on these historical results as an indication of our future results. Our results of operations in future periods may not meet the expectations of analysts and investors, in which case the price of our common stock would likely decrease. Factors which may also have an impact on our operating results include:

-     our ability to retain existing clients and attract new clients;

- the timing of our clients' marketing campaigns and customer service programs;

- the timing of additional selling, general and administrative expenses incurred to acquire and support such new business;

-     changes in our revenue mix among our various service offerings;

-     the introduction of new or enhanced services and products;

-     price competition;

- our ability to upgrade and develop our information technology systems; technical difficulties, system downtime or Internet brownouts;

-     government regulations;

- general economic conditions and economic conditions specific to the teleservices industry; and

- seasonality in our business, particularly during the months of August and December.

Events directly or indirectly relating to our Company will cause our stock price to be volatile.

The market price of our common stock has been highly volatile. This volatility may adversely affect the price of our common stock in the future. Factors that could cause such volatility include:

-     the volume of trading in our stock;

-     our quarterly operating results;

-     deviations in results of operations from analyst estimates;

-     changes in general conditions in the economy;

-     developments within the teleservices industry; and

-     other developments affecting us or our competitors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the merger of IDRC on June 30, 1999, we refinanced $10.5 million of our $20.0 million Secured Credit Facility debt and acquired $118.6 million in senior debt under the $135.0 million Credit Facilities. The increased level of long-term debt increases our exposure to interest rate risk.

We pay interest to the Credit Facilities banks based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the Credit Facilities at December 31, 2000, we would be required to pay an additional $1.2 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we have in place two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts of $29.5 million which decrease over time. The interest rate cap agreements expire on September 30, 2002. These interest rate caps are required under the terms of the $135.0 million Credit Facilities, which dictates that we establish and maintain three year interest rate caps at 200 basis points above the three-month LIBOR rate with notional amounts not less than 66.0% of the term loan balance. The three-month LIBOR interest rate did not exceed 7.5% at the end of any quarter during fiscal year 2000. We have restructured this arrangement subsequent to year end. See Financing Matters in Item 7.

Foreign Currency Risk

We have subsidiaries/affiliates in Canada and the United Kingdom, which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these subsidiaries/affiliates from local currencies to U.S. dollars affects year-over-year comparability of our operating results. Gains and losses on translation are recorded as a separate component of stockholders' equity.

As of December 31, 2000, approximately $1.9 million of the Credit Facilities proceeds have been loaned to our Canadian subsidiary (acquired in the June 30, 1999 merger with IDRC). The loan proceeds have been converted to Canadian dollars. Under the terms of the Credit Facilities agreement, principal repayments may require conversion of all or a portion of our Canadian dollar loan to U.S. dollars. An unfavorable change in the Canadian dollar exchange rate at the time of the conversion could cause a foreign currency exchange loss. At this time, we do not believe that such a conversion would be required. The other foreign subsidiaries/affiliates are limited in their operations and the level of investment by the parent company so that risk of foreign currency fluctuations is not expected to be material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements of Telespectrum Worldwide Inc. listed in the index appearing under Item 14 herein are filed as part of the Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III

Certain information required by Part III is omitted from the Report by virtue of the fact that we expect to file with the Securities and Exchange Commission a definitive proxy statement relating to our Annual Meeting of Stockholders pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference.

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

      3.    Exhibits. (See (c) below)

(b)   Report on Form 8-K


            There was one Report on Form 8-K with respect to Item 5 filed by us on December 1, 2000. There were no other reports on Form 8-K filed by us during the fourth quarter of the fiscal year ended December 31, 2000.

(c)   Exhibits.

            The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number                                  Description

3.01                          Restated Certificate of Incorporation of TeleSpectrum Worldwide Inc. is
                              incorporated by reference to exhibit 3.01 of our Registration Statement on
                              Form S-1 (File No., 333-04349).

3.02                          Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of our Registration Statement on Form S-1 (File No.,
                              333-004349).

**    10.01                   TeleSpectrum Worldwide Inc. Amended and Restated 1996 Equity
                              Compensation Plan is incorporated by reference to exhibit 10.04 of our
                              Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      10.02                   Agreement and Plan of Merger dated as of January 14, 1999 by and among
                              TeleSpectrum Worldwide Inc., International Data Response Corporation,
                              McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. Offshore (Europe)
                              III, L.P., McCown De Leeuw & Co. III, (Asia), and The Gamma Fund LLC is
                              incorporated by reference to Exhibit 2.1 of our current Report on Form 8-K filed on January 26, 1999.

      10.03                   Amendment No. 1 to Agreement and Plan of Merger dated as of February 26,
                              1999 by and among TeleSpectrum Worldwide Inc., International Data Response
                              Corporation, McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co.
                              Offshore (Europe) III, L.P., McCown De Leeuw & Co. III, (Asia), and The
                              Gamma Fund LLC is incorporated by reference to Exhibit 10.10 of our
                              Registration Statement on Form S-4 (File No. 333-80251).

      10.04                   Amendment No. 2 to Agreement and Plan of Merger dated as of May 13,
                              1999 by and among TeleSpectrum Worldwide Inc., International Data
                              Response Corporation, McCown De Leeuw & Co. III, L.P., McCown De
                              Leeuw & Co. III, (Asia), and The Gamma Fund LLC is incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-4
                              (File No. 333-80251).

      10.05                   Agreement and Plan of Merger and Reorganization, dated as of
                              September 3, 1998 by and among CRW Financial, Inc., TeleSpectrum
                              Worldwide Inc., and CRW Acquisition Corp. is incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-4
                              (File No. 333-80251).

      10.06                   Amended and Restated Credit Agreement dated as of April 16, 2001, between Telespectrum Worldwide Inc., Lenders named therein, and
                              BNP Paribas as agent.*

**    10.07                   Employment Agreement dated as of January 1, 2000, between TeleSpectrum
                              Worldwide Inc. and Francis J. Pennella is incorporated by reference to exhibit 11.14 of our Annual Report for the fiscal year ended December 31,
                              1999 on Form 10-K.

**    10.08                   Employment Agreement dated as of January 1, 2001, between TeleSpectrum
                              Worldwide Inc. and J. Peter Pierce.*

**    10.09                   Employment Agreement dated as of January 2, 2001, between TeleSpectrum
                              Worldwide Inc. and Christopher Williams.*

**    10.10                   Employment Agreement dated as of September 29, 2000, between
                              TeleSpectrum Worldwide Inc. and Kurt Dinkelacker.*

**    10.11                   Employment Agreement dated as of January 2, 2001, between TeleSpectrum
                              Worldwide Inc. and Joseph Nezi.*

      21.0                    Subsidiaries of the Registrant.*

      23.01                   Consent of Arthur Andersen LLP.*


-----------------

* Filed herewith

** Constitutes a management contract or a compensatory plan or arrangement.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                 TeleSpectrum Worldwide Inc.


Date: April 16, 2001                             By:  /S/ KURT E. DINKELACKER
                                                    ----------------------------
                                                      KURT E. DINKELACKER
                                                    CHIEF FINANCIAL OFFICER


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      EACH PERSON, IN SO SIGNING ALSO MAKES, CONSTITUTES AND APPOINTS J. PETER PIERCE, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF TELESPECTRUM WORLDWIDE INC., AND KURT E. DINKELACKER, CHIEF FINANCIAL OFFICER OF TELESPECTRUM WORLDWIDE INC. AND EACH OF THEM ACTING ALONE, AS HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT, IN HIS NAME, PLACE AND STEAD, TO EXECUTE AND CAUSE TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ANY OR ALL AMENDMENTS TO THE REPORT.

                    NAME                                             CAPACITY                                      DATE
                    ----                                             --------                                      ----

           /S/ J. PETER PIERCE                                 Chairman of the Board and                        April 16, 2001
         -----------------------------                         Chief Executive Officer
           J. PETER PIERCE                                     (Principal Executive Officer)


           /S/ KURT E. DINKELACKER                             Chief Financial Officer                          April 16, 2001
         ------------------------------                        (Principal Financial and
           KURT E. DINKELACKER                                 Accounting Officer)


           /S/ FENTON R. (PETE) TALBOTT                        Director                                         April 16, 2001
         ------------------------------
           FENTON R. (PETE) TALBOTT

           /S/ CHRISTOPHER WILLIAMS                            Director                                         April 16, 2001
         ------------------------------
           CHRISTOPHER WILLIAMS

           /S/ JOSEPH V. DEL RASO                              Director                                         April 16, 2001
         ------------------------------
           JOSEPH V. DEL RASO

         /S/ ROBERT B. HELLMAN, JR.                            Director                                         April 16, 2001
         ------------------------------
           ROBERT B. HELLMAN, JR.

           /S/ BRITTON H. MURDOCH
         ------------------------------                        Director                                         April 16, 2001
           BRITTON H. MURDOCH

           /S/ J. BRIAN O'NEILL                                Director                                         April 16, 2001
         ------------------------------
           J. BRIAN O'NEILL

           /S/ RICHARD W. VIRTUE                               Director                                         April 16, 2001
         ------------------------------
           RICHARD W. VIRTUE

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                        PART II -- FINANCIAL INFORMATION

                                TABLE OF CONTENTS


ITEM 8.   FINANCIAL STATEMENTS and SUPPLEMENTARY DATA


   Report of Independent Public Accountants                                             F-2
   Consolidated Balance Sheets as of December 31, 2000 and 1999                         F-3
    For the Years Ended December 31, 2000, 1999 and 1998:
         Consolidated Statements of Operations                                          F-4
         Consolidated Statements of Stockholders' Equity (Deficit)                      F-5
         Consolidated Statements of Cash Flows                                          F-6
   Notes to Consolidated Financial Statements                                           F-7

FINANCIAL STATEMENT SCHEDULE:
   Report of Independent Public Accountants                                             S-1
   Schedule II -- Valuation and Qualifying Accounts for the
      Years Ended December 31, 2000, 1999 and 1998                                      S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To TeleSpectrum Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of TeleSpectrum Worldwide Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity(deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleSpectrum Worldwide Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a loss from operations in 2000, and has a net capital deficiency of $64.3 million. The Company has been unable to meet the required debt service payments with its lenders, and has required a number of amendments to avoid being in default of its credit agreements. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including the amendment and restatement of its credit agreements, are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.


                                                          /s/Arthur Andersen LLP



Philadelphia, Pa.,
   February 23, 2001 (except with respect to the matter described in Note 8, as to which the date is April 16, 2001)

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      (In thousands, except share amounts)

                                                                                                          December 31,
                                                                                             --------------------------------------
                                              ASSETS                                             2000                    1999
                                              ------                                             ----                    ----
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 5,258                     $ -
   Accounts receivable, net of allowance for doubtful
      accounts of $3,457 and $5,117                                                             54,745                  72,879
   Prepaid expenses and other                                                                    6,173                   5,809
                                                                                               -------                 -------

                  Total current assets                                                          66,176                  78,688

PROPERTY, PLANT AND EQUIPMENT, net                                                              44,473                  59,455

GOODWILL AND OTHER INTANGIBLES, net of accumulated
   amortization of  $1,623 and $7,134                                                           15,003                 174,703

OTHER ASSETS                                                                                     3,721                   5,561
                                                                                               -------                 -------

                  Total assets                                                               $ 129,373               $ 318,407
                                                                                             =========               =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                        $ 3,844                $ 16,411
   Cash overdraft                                                                                    -                   4,912
   Accounts payable                                                                             15,457                   9,305
   Accrued expenses                                                                             11,540                  11,376
   Accrued costs for closed call centers                                                        11,960                   4,622
   Accrued compensation                                                                          8,903                  10,381
   Interest payable                                                                              5,023                   2,530
   Other current liabilities                                                                     4,076                   5,239
                                                                                               -------                 -------

                  Total current liabilities                                                     60,803                  64,776

LONG-TERM DEBT, net of current maturities                                                      132,413                 113,846

OTHER NONCURRENT LIABILITIES                                                                       430                     352

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no
      shares issued or outstanding                                                                   -                       -
   Common stock, $.01 par value, 200,000,000 shares authorized, 40,022,656 shares issued and 33,076,073 shares outstanding at December 31, 2000, and
      39,558,746 shares issued and 32,612,163 shares outstanding at
      December 31, 1999                                                                            400                     396
   Additional paid-in capital                                                                  339,099                 338,848
   Common stock purchase warrants                                                                7,840                   7,840
   Due from stockholders                                                                          (952)                   (952)
   Deferred compensation                                                                             -                    (163)
   Accumulated deficit                                                                        (360,524)               (157,404)
   Treasury stock, 6,946,583 shares at cost                                                    (48,810)                (48,810)
   Cumulative currency translation adjustment                                                   (1,326)                   (322)
                                                                                                -------                 -------

                  Total stockholders' equity (deficit)                                         (64,273)                139,433
                                                                                               -------                 -------

                  Total liabilities and stockholders' equity (deficit)                       $ 129,373               $ 318,407
                                                                                             =========               =========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                                   YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------

                                                          2000                 1999                  1998
                                                          ----                 ----                  ----

REVENUES                                                $303,568             $266,810              $ 167,428
                                                      ----------              -------               --------
OPERATING EXPENSES:
      Cost of services                                   237,171              195,573                130,406
      Selling, general and administrative                 70,220               53,898                 41,785
      Impairment - long-lived assets                     171,151                    -                      -
      Restructuring charge                                10,254                    -                      -
      Goodwill amortization                                8,449                4,431                  1,178
                                                      ----------              -------               --------
                       Total operating expenses          497,245              253,902                173,369
                                                      ----------              -------               --------
                        Operating income (loss)         (193,677)              12,908                 (5,941)

INTEREST INCOME                                              480                  944                     71

INTEREST EXPENSE                                         (17,759)              (7,970)                (1,317)
                                                      ----------              -------               --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND MINORITY INTEREST:              (210,956)               5,882                 (7,187)

INCOME TAX BENEFIT                                             -                    -                    247

MINORITY INTEREST                                          7,836                    -                      -
                                                      ----------              -------               --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                (203,120)               5,882                 (6,940)

INCOME FROM DISCONTINUED OPERATIONS                            -                    -                    479
                                                      ----------              -------               --------
NET INCOME (LOSS)                                     $ (203,120)             $ 5,882               $ (6,461)
                                                      ==========              =======               ========

BASIC EARNINGS (LOSS) PER SHARE:
      Continuing operations                              $ (6.42)              $ 0.21                $ (0.27)
      Discontinued operations                                  -                    -                   0.02
                                                      ----------              -------               --------

NET INCOME (LOSS) PER BASIC SHARE                        $ (6.42)              $ 0.21                $ (0.25)
                                                      ==========              =======               ========
DILUTED EARNINGS (LOSS) PER SHARE:
      Continuing operations                              $ (6.42)              $ 0.18                $ (0.27)
      Discontinued operations                                  -                    -                   0.02
                                                      ----------              -------               --------
NET INCOME (LOSS) PER DILUTED SHARE                      $ (6.42)              $ 0.18                $ (0.25)
                                                      ==========              =======               ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                            Common
                                                            Common Stock               Additional           Stock            Due
                                                     ---------------------------        Paid-In            Purchase         From
                                                       Shares            Amount         Capital            Warrants     Stockholders
                                                     ----------         --------      ------------         --------     ------------

Balance, January 1, 1998                             25,213,074           $ 252        $ 237,186               -              -
   Exercise of common stock options                     330,411               4            1,496               -              -
   Issuance of common stock below fair market
         value                                          227,964               2              824               -              -
   Issuance of options to purchase common
         stock below fair market value                        -               -              670               -              -
   Amortization of deferred compensation                      -               -                -               -              -
   Comprehensive income (loss):
      Net loss                                                -               -                -               -              -
      Cumulative currency translation adjustment              -               -                -               -              -
      Total comprehensive loss                      -----------           -----         --------           -----          -----

Balance, December 31, 1998                           25,771,449             258          240,176               -              -
   Exercise of common stock options                     345,010               3            1,580               -              -
   CRW merger                                         5,173,186              52           48,567               -              -
   IDRC merger                                        8,269,101              83           46,911           7,840           (952)
   Partial release of escrowed shares                         -               -            1,614               -              -
   Amortization of deferred compensation                      -               -                -               -              -
   Comprehensive income
      Net income                                              -               -                -               -              -
      Cumulative currency translation adjustment              -               -                -               -              -
      Total comprehensive income                    -----------           -----         --------           -----          -----

Balance, December 31, 1999                           39,558,746             396          338,848           7,840           (952)
   Exercise of common stock options                     463,910               4              251               -              -
   Amortization of deferred compensation                      -               -                -               -              -
   Comprehensive income                                       -               -                -               -              -
      Net loss                                                -               -                -               -              -
      Cumulative currency translation adjustment              -               -                -               -              -
      Total comprehensive income                              -               -                -               -              -
                                                     ----------           -----        ---------         -------         ------
Balance, December 31, 2000                           40,022,656           $ 400        $ 339,099         $ 7,840         $ (952)
                                                     ==========           =====        =========         =======         ======




                                                                                                        Cumulative
                                                                      Retained                           Currency         Total
                                                      Deferred        Earnings             Treasury     Translation    Stockholders'
                                                     Compensation     (Deficit)             Stock        Adjustment        Equity
                                                     ------------     ---------             -----       -----------    ------------

Balance, January 1, 1998                                   -         $ (156,825)               -          $ (236)        $ 80,377
   Exercise of common stock options                        -                  -                -               -            1,500
   Issuance of common stock below fair market
         value                                             -                  -                -               -              826
   Issuance of options to purchase common
         stock below fair market value                  (670)                 -                -               -                -
   Amortization of deferred compensation                 307                  -                -               -              307
   Comprehensive income (loss):
      Net loss                                             -             (6,461)               -               -                -
      Cumulative currency translation adjustment           -                  -                -              19                -
      Total comprehensive loss                                                                                             (6,442)
                                                     ----------      -----------       ----------       --------       ----------
Balance, December 31, 1998                              (363)          (163,286)               -            (217)          76,568
   Exercise of common stock options                        -                  -                -               -            1,583
   CRW merger                                              -                  -          (48,810)              -             (191)
   IDRC merger                                             -                  -                -               -           53,882
   Partial release of escrowed shares                      -                  -                -               -            1,614
   Amortization of deferred compensation                 200                  -                -               -              200
   Comprehensive income
      Net income                                           -              5,882                -               -                -
      Cumulative currency translation adjustment           -                  -                -            (105)               -
      Total comprehensive income                                                                                            5,777

                                                     ----------      -----------       ----------       --------       ----------
Balance, December 31, 1999                              (163)          (157,404)         (48,810)           (322)         139,433
   Exercise of common stock options                        -                  -                -               -              255
   Amortization of deferred compensation                 163                  -                -               -              163
   Comprehensive income                                    -                  -                -               -                -
      Net loss                                             -           (203,120)               -               -                -
      Cumulative currency translation adjustment           -                  -                -          (1,004)               -
      Total comprehensive income                           -                  -                -               -         (204,124)
                                                     ----------      -----------       ----------       --------       ----------
Balance, December 31, 2000                              $  -         $ (360,524)       $ (48,810)       $ (1,326)       $ (64,273)
                                                     ==========      ===========       ==========       ========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Year Ended December 31,
                                                                               ---------------------------------------------
                                                                                    2000             1999          1998
                                                                               -------------   -------------   --------------
OPERATING ACTIVITIES:
   Net income (loss)                                                           $  (203,120)   $     5,882    $    (6,461)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating
      activities:
        Depreciation and amortization                                               18,836         12,285          8,532
        Goodwill amortization                                                        8,449          4,431          1,178
        Provision for bad debts                                                      2,833          6,800          2,325
        Impairment -  - long-lived assets                                          171,151           --             --
        Restructuring charge                                                        10,254           --             --
        Loss on disposal of fixed assets                                             3,826           --             --
        Non-cash compensation                                                          163            320            633
        Other items, net                                                              --              500            468
        Changes in the following, net of acquisitions:
           Accounts receivable                                                      15,301         (8,421)         1,088
           Prepaid expenses and other                                                 (370)        (9,798)          (739)
           Accounts payable                                                          6,152         (5,466)         1,832
           Accrued expenses                                                        (14,256)        (5,132)        (4,211)
           Accrued costs for closed call centers                                     7,338           (947)        (1,130)
           Accrued compensation                                                     (1,478)           610         (3,833)
           Interest payable                                                          2,493          2,530           --
           Other liabilities                                                        (2,091)        (1,235)        (1,185)
                                                                                   -------        -------        -------
                  Net cash provided by (used in) operating activities               25,481          2,359         (1,503)
                                                                                   -------        -------        -------
INVESTING ACTIVITIES:

   Purchases of property and equipment                                             (21,637)       (26,414)        (9,099)
   Business acquisition and mergers                                                   --              965           --
   Payments of notes payable to sellers and acquisition liabilities                   --             --           (1,930)
   Net cash acquired in acquisition of Customer Insights                                71           --             --
   Proceeds from sale of assets                                                       --             --            1,908
   Proceeds from sale of discontinued operations                                      --             --           37,750
   Purchase of investment                                                             --             --             (500)
   Payments of deferred transaction costs                                             --             (174)          --
                                                                                   -------        -------        -------
                  Net cash (used in) provided by investing activities              (21,566)       (25,623)        28,129
                                                                                   -------        -------        -------
FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                                             255          1,463          1,500
   Proceeds from sale of common stock                                                 --             --              500
   Net payments on secured credit facility                                            --             --          (29,000)
   Cash overdraft                                                                   (4,912)         3,254          1,658
   Borrowings under long-term debt                                                  21,203        130,796           --
   Payments of debt                                                                (15,078)      (112,118)          (349)
   Payments of capital lease obligations                                              (125)          (734)          (915)
   Payment for treasury stock                                                         --             (191)          --
                                                                                   -------        -------        -------
                  Net cash provided by (used in) financing activities                1,343         22,470        (26,606)
                                                                                   -------        -------         ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 5,258           (794)            20
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          --              794            774
                                                                                   -------        -------         ------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $     5,258    $       --       $     794
                                                                               ===========    ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.    NATURE OF BUSINESS:

TeleSpectrum Worldwide Inc. and subsidiaries ("TeleSpectrum" or the "Company") was incorporated in Delaware on April 26, 1996 and provides services to its customers through its business segments: Acquisition Services (formerly referred to as Telemarketing), ChannelCare (formerly referred to as Customer Care) and e-Satisfy.com, a 72.4% owned affiliate. Acquisition Services encompasses direct sales initiated by the Company on behalf of its clients. ChannelCare encompasses the Company's line of inbound customer service, customer care, and customer care consulting services. The e-Satisfy.com segment measures, monitors and improves the customer service experience. On August 12, 1996, the Company completed its initial public offering and, concurrent with the offering, the Company began material operations with the acquisition of the net assets of a number of businesses. In December 1997, the Company committed to a plan to dispose of its Market Research segment and Direct Mail and Fulfillment segment. The results of operations of the Market Research segment and Direct Mail and Fulfillment segment have been accounted for as discontinued operations (see Note 4). As discussed further in Note 4, the Company completed mergers with International Data Response Corporation ("IDRC") and CRW Financial, Inc. ("CRW") on June 30, 1999.

Basis of Presentation

The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000, the Company had a stockholders' deficit of $64.3 million, and had incurred a net loss of approximately $203.1 million during 2000. The Company has been unable to meet the required debt service payments with its lenders, requiring a number of amendments to its loan agreements, financial covenant waivers and deferral of scheduled principal payments. As discussed in Note 8, the Company has entered into a new loan agreement (the "New Credit Facilities") with its senior lending group during April 2001 whereby amortization payments are required only for excess cash flow, as defined, or upon the occurrence of certain events and only if after making such payments the Company still has a minimum $5.0 million in available working capital from cash on hand plus availability under the working capital revolver. All amounts are due upon termination of the New Credit Facilities on July 1, 2002, consequently, the Company has classified amounts related to its Credit Facilities as long-term liabilities in the accompanying Consolidated Balance Sheets. The New Credit Facilities contain affirmative and negative covenants including requirements to maintain certain levels of revenue, EBITDA, interest coverage and capital expenditures. During the fourth quarter of 2000, Management initiated a cost reduction program targeted to reduce costs by $15.0 million annually. The savings will result from staff reductions, reduced telecommunications costs, center closings and the reduction of other infrastructure costs. The benefits of the cost reduction program are expected to be realized beginning in the first quarter of 2001.

The covenants in the New Credit Facilities are based upon the Company's business plan for 2001. If planned operating results are not achieved or if covenants are not met, the Company could default on the New Credit Facilities and all amounts due thereunder would be due immediately.

The factors noted above raise substantial doubt concerning the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying values or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management believes that the working capital needs of the Company through July 1, 2002 will be provided by the cash generated from ongoing operations and the New Credit Facilities. However, there can be no assurance that the Company will be able to comply with the amended covenants through July 1, 2002 or refinance the amended facility by this date.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000



2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying financial statements include the accounts of TeleSpectrum Worldwide Inc., its wholly-owned subsidiaries and majority owned affiliate. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues on Acquisition Services programs as services are performed, generally based on hours incurred. For certain of these programs, revenues are reduced for estimated customer cancellations. ChannelCare revenue is recognized on a per hour basis or at the time calls are answered on a per minute basis. The Company recognizes all other revenues as the services are performed.

Due to varying billing cycles, the Company has customers for which services have been performed and no billing has been created ("Unbilled Receivables"). At December 31, 2000 and 1999, Unbilled Receivables totaled $9,980,000 and $11,323,000, respectively, and are included in accounts receivable in the consolidated balance sheets.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish new accounting rules and disclosure requirements for most derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company has adopted these standards effective January 1, 2001. The initial adoption of these standards will not have a material impact on the Company's financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000, cash equivalents consisted primarily of investments in money market accounts.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


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

Currency Translation

The accounts of the international subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative currency translation adjustment in the consolidated statements of stockholders' equity. Foreign currency transaction gains or losses are included in net income. There were no significant foreign currency transaction gains or losses for the periods presented.

Goodwill Impairment

The Company measures goodwill impairment under Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets," based on a discounted cash flow approach. Whenever events or circumstances have occurred that indicates an impairment may have occurred, the Company will estimate the future discounted cash flow of the business segment to which goodwill relates. When such estimate of the future discounted cash flows, net of the carrying value of the net tangible and identified intangible assets, is less than the carrying amount of goodwill, the difference is charged to operations. For purposes of determining future discounted cash flows of the business segments to which goodwill relates, the Company, based upon historical results, current projections and internal earnings targets, determines the projected operating cash flows, net of income taxes, of the individual business segment. These projected future cash flows are then discounted at a rate corresponding to the Company's estimated cost of capital. The Company recognized an impairment charge during the fourth quarter of 2000 (see Note 4).

Impairment of Long-Lived Assets

The Company accounts for possible impairments of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized. The Company recognized an impairment charge during the fourth quarter of 2000 (see Note 4).

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


Earnings Per Share ("EPS")

The Company reports EPS in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" EPS on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of shares of common stock.

The table below sets forth the reconciliation of the income (loss) available to common stockholders and the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                                                         2000          1999         1998
                                                         ----          ----         ----
        (Loss) Income available to common
          stockholders before adjustments used
          in computing basic earnings per share       $(203,120)     $ 5,882      $(6,461)
        Additional goodwill amortization from
          contingent shares                                  --         (210)          --
                                                      ---------      -------      -------
        (Loss) Income available to common
          stockholders used in computing
          diluted earnings per share                  $(203,120)     $ 5,672      $(6,461)
                                                      =========      =======      =======


        Shares used in computing basic
          (loss) earnings per share                      31,636       28,587       25,528
        Dilutive effect of options and warrants              --        3,176           --
                                                      ---------      -------      -------
        Shares used in computing diluted
          (loss) earnings per share                      31,636       31,763       25,528
                                                      =========      =======      =======

In connection with the IDRC merger, discussed in Note 4, certain shares of TeleSpectrum common stock issuable to the holders of IDRC common stock and options, were placed into escrow. These shares represent "contingent consideration" and accordingly, would only be considered in the computation of diluted earnings per share. These contingent shares, totaling 1,280,676, were not included in the computation for the year ended December 31, 2000 because they would have been antidilutive.

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at the fair value due to the short-term nature of those instruments. The carrying amount of the long-term debt and capitalized lease obligations approximates fair value at the balance sheet dates. It was not practicable to estimate the fair value of the Credit Facilities due to the activities discussed in Note 8 relative to the restructuring of these instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

3. RESTRUCTURING CHARGE:

During the fourth quarter of 2000, as part of a continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations and improve profitability by closing certain call centers and reducing overhead costs. The restructuring plan resulted in pre-tax charges of $10,254,000 which will require a cash outlay of approximately $5,908,000, the majority of which will be paid over the next twelve to eighteen months. The key components of the restructuring plan are:

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


1. Close four call centers (two from Acquisition Services and two from ChannelCare)
2.   Close our Fulfillment operation
3.   Reduce general overhead costs

The implementation of the restructuring plan resulted in a charge for restructuring and asset impairments. The restructuring charge relates to employee separation costs and costs associated with exiting facilities. The asset impairment charge relates to the reduction of fixed assets in idled facilities to their net realizable value. Each of these general cost categories is discussed below.

Employee separations costs totaled $1,640,000 with a total headcount reduction of 142 employees related to both call center closures and overhead reductions in force.

Costs to exit facilities and related activities totaled $4,468,000, with $4,268,000, resulting from the closure of four call centers. The amount is computed as the remaining contractual obligations in each closed center net of estimated income from subletting. The centers were physically closed in the first quarter of 2001. The remainder related to the potential loss of grants previously received which may result from decreased volumes in certain facilities. No cash payments were made during 2000 related to these charges.

Costs incurred to reduce fixed assets related to owned production equipment, computers and leasehold improvements to net realizable value in idled facilities were $4,146,000. No cash payments were made during 2000 related to these charges.

The restructuring charges impacted our Acquisition Services and ChannelCare segments by $3,825,000 and $4,712,000, respectively, with the balance affecting our general corporate operations (See Note 16).

4. ACQUISITION, MERGERS, IMPAIRMENTS AND DIVESTITURES:

IDRC Merger

On January 14, 1999, TeleSpectrum and IDRC entered into a merger agreement which was amended on February 26, 1999 and May 13, 1999 and consummated on June 30, 1999. Under this agreement, holders of outstanding shares of IDRC common stock, options and warrants to purchase IDRC common stock were entitled to receive their pro rata portion of an aggregate of 9,200,000 shares of TeleSpectrum common stock and warrants exercisable for 2,500,000 shares of TeleSpectrum common stock. In addition, the IDRC preferred stock was exchanged for $6,000,000 of cash, plus all accrued and unpaid dividends of $1,400,000. The majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4,873,000 for a term note with the Company (See Note 8). The merger was accounted for as a purchase and, accordingly, the net tangible liabilities and results of operations of IDRC have been included in the consolidated financial statements as of June 30, 1999.

The total purchase price of IDRC was $58,700,000 which consisted of (in thousands except share and per share amounts):

      Issuance of 8,269,101 shares of TeleSpectrum common stock, valued at $7.119 per share, with 6,449,349 shares discounted 10% due to lock up and escrow restrictions of twelve
        and fifteen months                                                                          $54,275
      Issuance of options to purchase 930,899 shares of TeleSpectrum common stock, valued at between $2.300 and $5.320 per option with an average value of $5.141 (all options are
        discounted 10% due to lock up and escrow restrictions of twelve and fifteen months)           4,307
      Issuance of warrants to purchase 2,247,038 shares of TeleSpectrum common stock, valued
        at $3.136 per warrant                                                                         7,047
      Issuance of warrants to purchase 252,962 shares of TeleSpectrum common stock, valued at
        $3.136 per warrant, to IDRC option holders                                                      793

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000

      Value of shares and options held in escrow                                                     (9,164)
      Transaction costs                                                                               1,442
                                                                                                    -------
               Total purchase price                                                                 $58,700
                                                                                                    =======

Based on management's analysis of the transaction, the application of the purchase method resulted in approximately $156,211,000 in excess purchase price over the estimated fair value of the net tangible liabilities acquired of $90,011,000, which includes accruals by IDRC in the second quarter of 1999 related to closed centers and bad debt reserves. An analysis completed by TeleSpectrum resulted in the excess purchase price being assigned to intangible assets consisting of $1,002,000 for assembled workforce, $14,079,000 for customer relationships and $141,130,000 for goodwill.

The Company has completed its plans to consolidate certain facilities and departments and has estimated the costs of non-cancelable lease commitments and severance at $1,539,000. This liability is reflected in the net tangible liabilities acquired. As of December 31, 2000 this reserve had been fully utilized. Based upon management's analysis of the fair value of the assets acquired, the goodwill was allocated to our Acquisition Services and ChannelCare segments as $105,848,000 and $35,282,000, respectively. The majority of the goodwill was written off during the fourth quarter of 2000. See "Impairment of Long-Lived Assets" caption below.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


                                                                       Year Ended December 31
                                                                       ----------------------
                                                                      1999              1998
                                                                      ----              ----
                                                                       (in thousands, except
                                                                        per share amounts)
     Net revenues                                                   $342,579         $327,506

     Loss from continuing operations                                 (20,997)         (30,250)

     Basic and diluted net loss per common share                    $  (0.68)        $  (0.99)

Customer Insites Acquisition

During January 2000, the Company placed all assets and liabilities specifically related to TARP into a new wholly owned corporation called e-Satisfy.com. On February 2, 2000, e-Satisfy.com acquired Customer Insites, Inc. ("CI") by exchanging 2,410,741 shares or 27.6% of e-Satisfy.com common stock for all of the issued and outstanding capital stock of CI. This acquisition was accounted for as a purchase and accordingly, the net assets and results of operations of CI have been included in the consolidated financial statements commencing February 2, 2000. The minority interest's portion of e-Satisfy.com's net losses are reflected in the Consolidated Results of Operations as minority interest. The total purchase price paid for CI was valued at approximately $6,200,000. Based upon a preliminary analysis, the excess of the purchase price over the fair value of the net tangible liabilities acquired totaling approximately $6,478,000, has been recorded as goodwill and is being amortized on a straight-line basis over twenty-five years (see "Impairment of Long-Lived Assets" caption below). If the acquisition had been in effect from January 1, 1999, unaudited pro forma net sales and net earnings of the Company would have been substantially the same as those reported.

Other

During October 1996, the Company acquired its consulting business, Technical Assistance Research Programs, Inc. ("TARP"). The agreement allowed for potential earnouts to be paid to prior owners based upon future performance. During October 1999 the Company signed an agreement and a non-interest bearing note to pay $3,200,000 in installments ending July 2001 to settle these earnout provisions. This note was discounted to $2,852,000 and is reflected as goodwill which is being amortized on a straight-line basis over the remaining life of the original TARP goodwill. This debt was refinanced after year end (See Note 8). See the following discussion regarding "Impairment of Long-Lived Assets."

Impairment of Long-Lived Assets

As discussed more fully in Note 1, the Company has experienced recurring losses, declining revenues and declining cash flows. Accordingly, the Company has undertaken a comprehensive review of the carrying value of its goodwill, other intangibles and other long-lived assets in order to determine if a permanent impairment has occurred. The following table summarizes the results of that review (in millions):

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000

                               Net Book                       Remaining
                             Value Before                     Net Book
                              Impairment                      Value at
                                Charge        Impairment      12/31/00
                                ------        ----------      --------
         Description
  Goodwill                      $157.1         $(155.5)        $ 1.6
  Customer relationships          12.7                          12.7
  Assembled workforce              0.8                           0.8
  TESS software                    6.5            (6.5)           --
  eCRM software                    9.9            (9.1)          0.8
                                ------         -------         -----
                                $187.0         $(171.1)        $15.9
                                ======         =======         =====
        Segment Impact
  Customer Acquisition          $109.0           (98.8)        $10.2
  CustomerCare                    54.4           (50.3)          4.1
  e-Satisfy.com                   23.6           (22.0)          1.6
                                ------         -------         -----
                                $187.0         $(171.1)        $15.9
                                ======         =======         =====

Goodwill Impairment

The accumulated costs described in the above table as goodwill, customer relationships, and assembled workforce relate primarily to the 1999 IDRC merger and the 1996 acquisition of TARP. In 2000, as a result of declining revenues and increased losses, the Company performed a comprehensive review by business segment of the carrying value of goodwill and other intangibles. Each business segment analysis indicated that the carrying value of goodwill was permanently impaired resulting in a total impairment charge of $155,500,000 and an ending goodwill balance at December 31, 2000 of $1,600,000 which related entirely to e-Satisfy.com, the successor to TARP.

Other Intangible Assets and Software Impairment

The Company follows SFAS No. 121 in evaluating the recoverability of other long-lived assets. Accordingly, assets to be held and used are reviewed for impairment based on future estimated cash flows and assets which will be disposed are reported at the lower of the carrying amount or fair value. As a result of this review, the identifiable intangibles relating to customer relationships and assembled workforce remain unchanged, however the Company concluded that certain technological initiatives had been impaired.

During 1999 the Company began two significant technology initiatives. The first initiative, referred to by the acronym "TESS," was intended to bring reporting consistency, automation efficiencies, labor tracking, and workflow scheduling to our Acquisition Services segment. The project has proven to be unsuccessful and all efforts to complete it were halted during the fourth quarter of 2000 and the project has been abandoned. Accordingly, the entire accumulated net book value was written off at December 31, 2000.

During the second quarter of 1999 the Company announced a strategic partnership with two technology providers to deliver integrated eBusiness call center solutions to leading-edge, Internet-enabled call center services utilizing a Web-based front office software solution and an Internet interaction management solution (noted in the above table as e-CRM software). The anticipated demand for this functionality was initially projected at very high levels and the Company purchased licenses and built an infrastructure to accommodate those projections. While the Company did successfully implement several installations it did not reach the volumes originally projected nor was it able to attain a sufficient level of revenues to sustain the program. Consequently, the software licenses used in the eCRM software

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


platform have been deactivated and the related maintenance has been discontinued. As required by SFAS No. 121, the Company computed the projected undiscounted future cash flows associated with the continuing software investment and compared it to the carrying value as of December 31, 2000. This analysis indicated that a permanent impairment had occurred and the investment was written down to the estimated fair market value.

Divestitures

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

In January 1998, the Company sold substantially all of the assets and liabilities of the Market Research segment for approximately $15,000,000, which resulted in a loss of approximately $907,000, which was recorded as of December 31, 1997. The proceeds from this sale were used to repay borrowings on the secured credit facility outstanding at that time.

In March 1998, the Company sold substantially all of the assets and liabilities of the Direct Mail and Fulfillment segment for approximately $23,000,000 in cash and up to $4,000,000 in contingent payments based on future performance of the segment, beginning in 1999. The sale of this segment did not result in a significant gain or loss. The proceeds from this sale were used to repay borrowings on the secured credit facility outstanding at that time.

The following table summarizes the operating results of the discontinued operations (in thousands):

                                                      Year Ended
                                                   December 31, 1998
                                                   -----------------
Revenues                                               $4,189
Operating expenses                                      3,463
                                                       ------
     Income before income taxes                           726
Income tax provision                                      247
                                                       ------
Income from discontinued operations                    $  479
                                                       ======

5. SUPPLEMENTAL CASH FLOW INFORMATION:

For the three years ended December 31, 2000, the Company paid interest and income taxes as follows (in thousands):

                                                 Year Ended December 31,
                                            --------------------------------
                                            2000          1999          1998
                                            ----          ----          ----
       Interest paid                      $13,620        $4,569        $1,018
       Taxes paid                         $     -        $    -        $    -


In March 1997, the Company settled the earn-out agreement with the seller of one of the Initial Operating Businesses under which the Company paid $25,000,000 in March 1997 and agreed to pay $600,000 in equal installments, of which, the Company has paid $100,000, $300,000 and $200,000 in 1999, 1998 and 1997, respectively.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


The following table displays the net non-cash assets that were acquired as a result of the merger described in Note 4 as of December 31, 2000 (in thousands):


                                                                           Year Ended
                                                                       December 31, 1999
                                                                       -----------------
Non-cash assets (liabilities):
   Current assets                                                           $ 33,719
   Property and equipment                                                     10,295
   Other assets                                                                2,006
   Goodwill and other intangibles                                            156,211
   Current liabilities                                                       (36,943)
   Debt                                                                     (109,805)
                                                                            --------
          Net non-cash assets acquired                                        55,483

Plus: Common stock issued                                                    (54,275)
   Options and warrants issued to IDRC shareholders                          (12,147)
   Value of shares and options held in escrow                                  9,164
   Cost of registering common stock                                              810
                                                                            --------
   Cash acquired from business acquisitions                                 $   (965)
                                                                            ========

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


6. PROPERTY, PLANT AND EQUIPMENT:

A summary of property, plant and equipment at December 31, 2000 and 1999 follows (in thousands):


                                                                                         December 31,
                                                                                      -----------------
                                                                   Useful Lives       2000         1999
                                                                   ------------       ----         ----
  Telemarketing and computer equipment                             3 - 7 years      $ 50,134     $ 45,752
  Furniture and fixtures                                           5 - 7 years        14,454       14,330
  Software                                                           3 years           9,955       14,600
  Building                                                           40 years          3,043        3,043
  Leasehold improvements                                           3 - 7 years        10,821       10,051
  Land                                                                                   546          546
                                                                                    --------     --------
                                                                                      88,953       88,322

  Less accumulated depreciation and amortization                                     (44,480)     (28,867)
                                                                                    --------     --------
                                                                                    $ 44,473     $ 59,455
                                                                                    ========     ========

The carrying value of property and equipment under capital lease obligations included above amounted to $3,129,000 and $3,075,000 at December 31, 2000 and 1999, respectively. Assets under capitalized leases are generally collateralized by the equipment under lease. Depreciation and amortization was $17,190,000, $11,541,000 and $8,532,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

As discussed in Note 3, the Company committed to a plan to close four call centers and recorded a non-cash write-down of $4,146,000 related to certain call center property and equipment as required by SFAS No. 121. The property and equipment charges are included as a reduction of the carrying value of property, plant and equipment. The impaired assets include telemarketing and computer equipment, furniture and fixtures and leasehold improvements.

7. INCOME TAXES:

The components of income (loss) from continuing operations before income taxes are as follows (in thousands):


                                                   Year Ended December 31,
                                                   -----------------------
                                               2000         1999       1998
                                               ----         ----       ----
       Domestic                               $(205,515)   $6,453    $(5,435)
       Foreign                                    2,395      (571)    (1,752)
                                              ---------    ------    -------
                                              $(203,120)   $5,882    $(7,187)
                                              =========    ======    =======

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate from continuing operations is as follows:

                                                                                 Year Ended December 31,
                                                                         -----------------------------------
                                                                         2000            1999           1998
                                                                         ----            ----           ----
    Statutory federal income tax rate (benefit)                         (34.0)%          34.0%         (34.0)%
    State income taxes, net of federal tax benefit                          -             4.7              -
    Impact of foreign subsidiaries subject to
      higher tax rates                                                      -               -              -
    Operating loss and other items not currently
      deductible, not tax benefited                                      12.8               -           28.5
    Utilization of net operating loss carryforward                          -           (23.4)             -
    Nondeductible expenses                                               21.2           (15.3)           2.1
                                                                        -----           -----          -----
                                                                            -%              -%          (3.4)%
                                                                        =====           =====          =====

Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and income tax basis of assets and liabilities given the provisions of the enacted tax laws. The tax effect of temporary differences that give rise to deferred taxes at December 31, 2000 and 1999 are as follows (in thousands):

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                                 2000          1999
                                                                                 ----          ----
      Deferred tax assets:
        Net operating loss carryforward                                       $ 52,192        $ 42,536
        Goodwill impairment                                                     39,295          37,846
        Accruals and reserves not currently deductible                           2,866           4,280
        Other                                                                    4,040           3,334
                                                                              --------        --------
                                                                                98,393          87,996
                                                                              --------        --------
      Deferred tax liabilities:
        Book/tax difference of property, plant and equipment                      (986)         (2,006)
        Other.........................................................            (134)         (1,575)
                                                                              --------        --------
                                                                                (1,120)         (3,581)
                                                                              --------        --------
                                                                                97,273          84,415
        Less valuation allowance......................................         (97,273)        (84,415)
                                                                              --------        --------
      Net deferred tax asset..........................................        $      -        $      -
                                                                              ========        ========


The Company has a net operating loss carryforward of approximately $128,100,000, and $94,500,000 as of December 31, 2000 and 1999, respectively, which begin to expire in 2012. Due to the uncertainty surrounding the potential realization of the deferred tax assets, the Company has provided a full valuation allowance at December 31, 2000 and 1999.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000



8. LONG-TERM DEBT:

Long-term debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                                                                      December 31,
                                                                                                  --------------------
                                                                                                  2000            1999
                                                                                                  ----            ----
  Term A loan with bank, principal payable in quarterly installments of
    $2,500,000 commencing March 2001; bearing interest at prime plus 1.750% or
    Eurodollar plus 3.250% payable quarterly, through December 2001, when all remaining principal and interest is due and payable. At December 31, 2000, the weighted average interest rate was 10.23%. This debt was restructured
    after year end. See below.                                                                  $ 13,029        $ 18,000
  Term B loan with bank, principal payable in quarterly installments of $62,500 commencing March 2001 increasing to $4,750,000 in March 2002 and increasing to $5,000,000 in December 2002; bearing interest at prime plus 2.250% or
    Eurodollar plus 3.750% payable quarterly, through December 2002, when all remaining principal and interest is due and payable. At December 31, 2000, the weighted average interest rate was 10.69%. This debt was restructured
    after year end. See below.                                                                    19,595          19,750
  Term C loan with bank, principal payable in quarterly installments of $100,000 commencing March 2001 increasing to $200,000 in March 2002, increasing to
    $250,000 in September 2002, increasing to $11,000,000 in March 2003, and increasing to $15,000,000 in December 2003; bearing interest at prime plus
    2.750% or Eurodollar plus 4.250% payable quarterly, through December 2003, when all remaining principal and interest is due and payable. At December
    31, 2000, the weighted average interest rate was 11.19%. This debt was
    restructured after year end. See below.                                                       49,452          49,700
  Working capital revolver with bank, interest at prime plus 1.750% or Eurodollar plus 3.250% payable quarterly, due December 2001 when all remaining principal and interest is due and payable. At December 31, 2000, the weighted average
    interest rate was 10.14%. This debt was restructured after year end. See below.               42,596          31,096
  Note payable to an agency of the Canadian government, principal payable in monthly, installments of $35,000, beginning in October 1999, no interest, through December
    2001, collateralized by certain equipment                                                        410             823
  Note payable to a County Economic Development Council, payable in monthly installments of $4,600, including interest at 4.375%, through January 2001, when all remaining
    principal and interest is due and payable, collateralized by certain equipment                     4              59
  Note payable to stockholders, principal and interest payable in June 2000; bearing
    interest at 10%. This debt was restructured after year end. See below.                         4,873           4,873
  Note payable to former principals of TARP, noninterest-bearing, discounted to
    $2,900,000, principal and imputed interest of $1,466,000 in July 2001. This debt
    was restructured after year end. See below.                                                    2,171           2,852
  Note payable in monthly principal and interest payments of $8,500 through March
    2008, bearing interest at 8.50%, secured by equipment                                            548             601
  Notes payable to stockholders principal and interest due August 31, 2000, bearing
    interest at 8% and 12%. See below.                                                             1,200
  Other notes payable                                                                                 22              21
  Capital lease obligations (see Note 9)                                                           2,357           2,482
                                                                                                --------        --------
                                                                                                 136,257         130,257
  Less current maturities                                                                         (3,844)        (16,411)
                                                                                                --------        --------
                                                                                                $132,413        $113,846
                                                                                                ========        ========

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


The aggregate principal requirements for the five years subsequent to December 31, 2000, are as follows (in thousands):

             2001                                         $  3,844
             2002                                          125,880
             2003                                              455
             2004                                            5,249
             2005                                              435
             Thereafter                                        394
                                                          --------
                                                          $136,257
                                                          ========

In connection with the mergers on June 30, 1999, the Company entered into $135.0 million in new credit facilities consisting of Term A, Term B, Term C and working capital revolver facilities (the "Credit Facilities") incurring costs of $5.0 million which are being amortized using the effective interest method over the life of the Credit Facilities. For the year ended December 31, 2000, debt issuance cost amortization was $1.5 million. The Company borrowed $20.0 million under the Term A facility, $20.0 million under the Term B facility and $50.0 million under the Term C facility. In addition, the Company can borrow the lesser of $45.0 million or 85% of eligible receivables, as defined, under its working capital revolver facility. The working capital revolver facility also provides for the issuance of letters of credit subject to certain borrowing limits. There were no letters of credit outstanding as of December 31, 2000. At December 31, 2000, the Company had $2.4 million available under the working capital revolver facility. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%.

Borrowings under the Credit Facilities are collateralized by substantially all of the assets of the Company. The Credit Facilities require interest rate caps and contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends. The proceeds received during June 1999 from the Credit Facilities were used to refinance $98.0 million in principal and interest outstanding under the IDRC credit facilities and $10.9 million in principal, interest and early termination fees outstanding under the Company's April 14, 1998 Secured Credit Facility. The remaining Credit Facilities proceeds were used in the mergers to repay certain notes including accrued interest, redeem preferred stock and pay transaction fees aggregating $9.7 million. During the years ended December 31, 2000 and 1999, the weighted average interest rate on borrowings under the then existing credit facilities was 10.5% and 9.6%, respectively.

During April 2000, the Company signed an amendment to the Credit Facilities that modified the Company's debt covenants effective February 2000 including the leverage ratio and the fixed charge coverage ratio and obtained additional borrowing capacity totaling $6.0 million in the form of a Revolving Credit Commitment raising the total capacity on revolvers to $51.0 million. In addition, the annual limitation allowed for capital expenditures decreased for the year 2000 from $32.5 million to $25.0 million.

The Company and its banking group entered into various amendments of the Company's Credit Facilities commencing September 30, 2000. These amendments included the deferral of principal and interest of $2.2 million and $3.0 million, respectively, the waiver of financial covenants, imposed additional interest at 2% of outstanding principal beginning October 1, 2000 ("Incremental Interest") and a restriction on certain payments through November 17, 2000. On October 27, 2000, the Company and its bank group agreed to terminate the Revolving Credit Commitment of $6.0 million obtained during April 2000, which had never been utilized. On November 10, 2000, the Company paid the $3.0 million deferred interest, which represented accrued interest for the third quarter of 2000.

On November 17, 2000, the Company signed Amendment #7 to the Credit Facilities which deferred principal payments of $2.2 million due September 30, and December 31, 2000, respectively, waived financial covenants, imposed a fee equal to 0.5% per month of outstanding principal (the "Waiver Fee"), required weekly principal payments of $150,000 and allowed a sweep of excess available funds, as defined, under certain circumstances, through February 15, 2001. During the extension period of Amendment #7, the Company made the required principal payments totaling $2.1 million

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


as well as the required interest payment of $3.2 million, which represented accrued interest for the fourth quarter of 2000.

On February 15, 2001, the Company signed an extension to Amendment #7 which extended the waiver period to March 31, 2001, discontinued the weekly principal payments, limited expenditures for capital assets, and pledged the Company's interest in e-Satisfy as collateral.

On April 16, 2001, the Company entered into a new loan agreement with its lenders (the "New Credit Facilities") under which all amounts outstanding under Term A, B, and C and $35.0 million of the working capital revolver plus accrued Incremental Interest and the Waiver Fee, totaling $120.6 million were converted into a Term Loan that bears interest at a Base Rate plus the Applicable Margin, as defined (10.0% at April 16, 2001) and matures July 1, 2002 (the "Maturity Date"). The remaining $10.0 million of the original working capital revolver carries forward as a revolver and the Company can borrow the lesser of $10.0 million or 65% of eligible receivables, as defined. As of April 16, 2001, the Company has $1.4 million available under this revolver. The unused portion of the working capital revolver facility is subject to an annual fee of 0.50%. In addition, an annual agency fee equal to 25 basis points of the aggregate commitment is payable on the Maturity Date.

Borrowings under the New Credit Facilities are collateralized by substantially all of the assets of the Company. The New Credit Facilities contain covenants, the most restrictive of which require the maintenance of certain financial ratios, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The payment of interest accrued for the first quarter of 2001 on the old credit facility totaling $2.6 million may be deferred by 50% at the discretion of the Company. Interest on the New Credit Facilities is payable monthly, however, at the discretion of the Company, up to 25% of the monthly interest may be deferred for any months through and including December 31, 2001. Any amounts so deferred are converted into Deferred Interest Notes, as defined, and bear interest at the same rate as the Term Loan and mature on the Maturity Date.

Under certain circumstances the Company may be required to make mandatory principal payments, as defined ("Mandatory Prepayments"). In general
Mandatory Prepayments are required upon certain triggering events, such as the sale of assets, issuance of debt or equity securities, receipt of insurance proceeds or similar events or the Company generates excess cash flow, as defined ("Excess Cash Flow"). Excess Cash Flow is generally defined as quarterly EBITDA less permitted capital expenditures, cash interest, and the sum of $1.25 million plus certain payments. No Mandatory Prepayments are required unless the Company has a minimum of $5.0 million in available working capital from cash on hand plus availability under the working capital revolver after such Excess Cash Flow payment has been made.

In connection with the New Credit Facilities the Company is being charged a fee totaling 15% of the aggregate commitments (the "Refinancing Fee") payable at the Maturity Date. In the event the Company pays off the New Credit Facilities in its entirety prior to the Maturity Date, the Refinancing Fee is reduced to 5.0%, 10.0%, and 12.5% if the early payoff is prior to June 30, 2001, September 30, 2001, and December 31, 2001, respectively. The Refinancing Fee will be amortized using the effective interest method over the life of the New Credit Facilities and the remaining unamortized debt issuance costs related to the old credit facility, totaling $2.5 million, will be written off during the second quarter of 2001.

Note Payable to Stockholder

As discussed in Note 4, the majority stockholders of IDRC invested the proceeds from the exchange of their IDRC preferred stock of $4,873,000 for a term note with the Company. This note bears interest at 10% and was payable one year from the closing depending upon certain covenants as defined in the agreement which to date did not allow for payment. On April 16, 2001 this note was restructured. The new agreement matures June 30, 2004, bears interest at 10% for the year ending December 31, 2001, 15% for the two years ending December 31, 2003 and 20% for the six months ending June 30, 2004. The agreement requires prepayment in the event more than 90% of the Company's common stock is acquired or substantially all of the assets are sold. Under certain circumstances, as defined in the

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


agreement, if prior to December 31, 2002, the Company issues debt or equity securities of $10.0 million or more, the holder has the right to purchase a pro-rata share, as defined, of the securities issued with up to one half of the total amount due such holder under similar terms.

e-Satisfy Debt

During the second quarter of 2000, the Company renegotiated the terms of a note payable to the former principals of TARP. The original scheduled payment of $1,200,000 million due June 30, 2000 was changed to payments of $300,000 on the first day of July, October, November and December plus interest at 10%. Payments of $300,000 and $100,000 were made the first of July and October, respectively. The Company was prohibited from paying the November installment by its senior lender making the Company in default on this agreement at that time. On April 9, 2001, the Company entered into a new agreement which bears interest at 10% from June 30, 2000 and requires principal payments of $50,000 per month through March 2002 and $40,000 per month through August 2002, at which time the remaining balance of $1,466,000 is payable in full.

During May 2000 a shareholder of TeleSpectrum advanced $500,000 to e-Satisfy.com in return for convertible promissory notes and 200,000 warrants to purchase e-Satisfy.com Common Stock. The notes bear interest at 8% and were due August 31, 2000 if additional equity totaling $3,000,000 (a "Subsequent Financing") was not obtained by June 15, 2000. Upon the consummation of a Subsequent Financing, the notes automatically convert to 285,715 shares of Series A Common Stock of e-Satisfy.com after August 31, 2000. A Subsequent Financing was not obtained and on September 13, 2000 a forbearance agreement was entered into which deferred principal and interest payments to December 12, 2000. e-Satisfy.com is currently negotiating with the lender to obtain an extension to the forbearance agreement. On November 8, 2000, the lender subordinated their position to the factoring arrangement discussed below. The warrants expire in seven years and were exercisable at $2.50 per warrant unless a Subsequent Financing was not obtained by August 31, 2000, in which case they are $.01 per warrant.

During June 2000 the same TeleSpectrum shareholder advanced an additional $500,000 to e-Satisfy.com in return for convertible promissory notes and 250,000 warrants to purchase e-Satisfy.com Common Stock. The notes bear interest at 8% and were due October 15, 2000 if additional equity totaling $5,000,000 (a "Subsequent Financing") was not obtained by July 31, 2000. Upon consummation of a Subsequent Financing, the notes automatically convert to 357,143 shares of Series A Common Stock of e-Satisfy.com after August 31, 2000. A Subsequent Financing was not obtained putting e-Satisfy.com into technical default on these notes. e-Satisfy.com is currently negotiating with the lender to obtain a forbearance agreement. On November 8, 2000, the lender subordinated their position to the factoring arrangement discussed below. The warrants expire in seven years and were exercisable at $2.00 per warrant unless a Subsequent Financing was not obtained by August 31, 2000, in which case they are $.01 per warrant.

During the third quarter of 2000, TeleSpectrum advanced $300,000 to e-Satisfy.com in addition to the initial advance of $1.0 million, bringing the total advance to $1,300,000. This advance is eliminated in consolidation. During November 2000, the Company subordinated its position to the factoring arrangement discussed below.

In August 2000 e-Satisfy.com entered into a factoring arrangement with a bank (the "Factoring") which is secured by substantially all the assets of e-Satisfy.com. Qualifying receivables up to $800,000 may be sold to the lender in exchange for an 80% advance on the receivables purchased, creating a 20% reserve to cover potential losses and fees. The receivables are sold with total recourse and accordingly, the transaction was recorded as a financing. The outstanding debt balance at December 31, 2000 was $59,000. Finance charges are approximately 1% per month of the outstanding balance. The Factoring was terminated during January 2001.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


9. COMMITMENTS AND CONTINGENCIES:

The Company leases facilities and equipment under capital and non-cancelable operating leases through November 2007. Interest rates on the capital leases range from 4% to 13%. Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 were $8,631,000, $6,652,000 and $4,078,000, respectively.

Future minimum lease payments as of December 31, 2000 are as follows (in thousands):

                                                                                   Capital       Operating
                                                                                    Leases         Leases
                                                                                    ------         ------
2001                                                                               $  787         $ 8,056
2002                                                                                  642           6,055
2003                                                                                  509           5,028
2004                                                                                  371           4,423
2005                                                                                  371           3,452
Thereafter                                                                            188           5,377
                                                                                   ------         -------
Total minimum lease payments                                                        2,868         $32,391
  Less amount representing interest                                                  (511)        =======
                                                                                   ------
Present value of future minimum lease payments                                      2,357
  Less current maturities                                                            (664)
                                                                                   ------
                                                                                   $1,693
                                                                                   ======


On March 18, 1998, the Company entered into an employment contract with its former CEO and President which was to expire in March 2001. The contract provided for annual compensation of $200,000 per year, plus a potential for a bonus. The Company entered into a subscription agreement whereby this executive acquired 227,964 shares of the Company's common stock for $500,000 and was granted options to purchase 2,000,000 shares of common stock at $3.29 per share. The options were to vest over three to five years with accelerated vesting for 500,000 options based on the achievement of certain performance objectives, as defined. The Company recorded compensation expense of $327,000 during 1998 which represented the difference between the stock purchase price and the fair market value of the stock on the effective date of the stock subscription agreement. In addition, the Company would have recorded compensation expense of $670,000 over the vesting period of the options to purchase 2,000,000 shares of common stock which represented the difference between the fair market value of the stock on the grant date and the option exercise price of $3.29. However, this individual left the Company in August 2000 resulting in the recognition of compensation expense totaling $163,000 and $200,000, for the years ended December 31, 2000 and 1999, respectively. None of these options are outstanding as of December 31, 2000.

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

The Company is involved in various other legal matters that have arisen in the normal course of business. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does not expect that the resolution of any legal matters currently outstanding will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


10. OPTIONS AND WARRANTS:

On May 17, 1996, the Company adopted, the 1996 Equity Compensation Plan, (the "Plan"). The Plan was subsequently amended on May 28, 1997 and May 12, 1999 to increase the number of shares available for grant. A committee of the Board of Directors administers and awards grants under the Plan at its sole discretion. The Plan reserves up to 10,000,000 shares of common stock for issuance in connection with the exercise and/or grant of incentive stock options, and nonqualified stock options, restricted stock, stock appreciation rights and performance units to key employees, officers, directors, independent contractors and consultants, which generally vest over three years.

The following table summarizes option activity under the Plan:


                                                                                                     Weighted
                                                                                  Exercise           Average
                                                                                   Price          Exercise Price
                                                                 Shares          Per Share          Per Share
                                                                 ------          ---------          ---------
  Balance outstanding, December 31, 1997                        3,187,833       $4.25- 6.25           $5.55
    Granted at fair market value                                  723,500        3.31- 9.81            4.53
    Granted above fair market value                                75,000        6.25                  6.25
    Granted below fair market value                             2,000,000        3.29                  3.29
    Exercised                                                    (330,411)       3.29- 6.25            4.54
    Cancelled                                                    (432,816)       3.31- 8.94            4.89
                                                               ----------       -----------           -----
  Balance outstanding, December 31, 1998                        5,223,106        3.29- 9.81            4.67
    Granted at fair market value                                1,333,250        4.13-11.50            7.07
    Granted in the IDRC merger (see Note 4)                       930,903        1.45-14.46            2.54
    Granted in the CRW merger (see Note 4)                        820,669        1.37-14.10            3.75
    Exercised                                                    (345,010)       1.45- 6.25            4.26
    Cancelled                                                    (111,040)       3.31- 7.75            5.35
                                                               ----------       -----------           -----
  Balance outstanding, December 31, 1999                        7,851,878        1.37-14.46            4.74
    Granted at fair market value                                4,183,000        0.41- 4.56            2.57
    Exercised                                                    (463,910)       1.45- 6.25            3.12
    Cancelled                                                  (3,434,701)       1.45-11.50            4.26
                                                               ----------       -----------           -----
  Balance outstanding, December 31, 2000                        8,136,267       $0.41-14.46           $3.92
                                                               ==========       ===========           =====

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


Summary information about the Company's stock options outstanding at December 31, 2000 is as follows:


                                   Balance         Weighted       Weighted
                               Outstanding at      Average        Average        Exercisable at        Weighted
          Range of              December 31,       Exercise     Contractual        December 31,        Average
       Exercise Price                2000           Price       Life in years          2000         Exercise Price
       --------------                ----           -----       -------------          ----         --------------
         $.41 - .41                   7,000        $ 0.41           9.8                   --                --
         $.66 - .94                 602,500          0.80           9.7                   --                --
        $1.37 - 1.37                319,050          1.37           8.5              319,050              1.37
        $1.45 - 1.69              1,924,212          1.52           9.4              545,462              1.52
        $2.74 - 2.74                319,050          2.74           8.5              319,050              2.74
        $3.31 - 4.81              2,793,023          4.21           8.4            1,050,833              4.06
        $5.25 - 7.75              1,915,343          6.48           6.3            1,697,005              6.33
        $8.68 - 11.50               130,895          9.59           6.1              122,561              9.57
       $14.10 - 14.10                69,128         14.10           8.5               69,128             14.10
       $14.46 - 14.46                56,066         14.46           5.5               56,066             14.46
       --------------             ---------        ------           ---            ---------            ------

        $.41 - 14.46              8,136,267        $ 3.92           8.2            4,179,155            $ 4.81
       ==============             =========        ======           ===            =========            ======


During September 2000, the Company granted its former Chairman of the Board options to purchase 500,000 shares of common stock issued at fair market value of $1.50 per share, outside of the Plan. The options will vest over three years.

During April 2000, the Company granted options to purchase 500,000 shares of common stock issued at fair market value of $4.38 per share, outside of the Plan to its former CEO. The options became 100% vested upon the former CEO's departure from the Company during January 2001. The options will expire in April 2010.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, ("APB 25") which does not require a charge to the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation" requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures with respect to stock compensation and the related assumptions are used to determine the pro forma effects of SFAS No. 123.

Pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The determination of the fair value of the options noted above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 1999, and 1998: risk free interest rate of 6.2%, 6.0%, and 5.7%, respectively, dividend yield of 0% for all years, volatility factor of the expected market price of the Company's common stock of 180%, 75%, and 75%, respectively and an expected life of the options of six years.

The weighted average fair value of employee stock options granted during the periods presented is as follows:

                                                                Weighted Average Fair Value
                                                                  Year Ended December 31,
                                                             -------------------------------
                                                             2000         1999          1998
                                                             ----         ----          ----
      Granted at fair market value                          $2.57        $4.98         $3.14
      Granted above fair market value                       $  --        $  --         $1.95
      Granted below fair market value                       $  --        $  --         $2.60

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows (in thousands - except for earnings per share):

                                                                         Weighted Average Fair Value
                                                                           Year Ended December 31,
                                                                     --------------------------------
                                                                     2000         1999           1998
                                                                     ----         ----           ----
      Pro forma net (loss) income                                 $(207,238)     $4,208       $(11,455)
      Pro forma basic (loss) earnings per share                   $   (6.55)     $0.15        $  (0.45)
      Pro forma diluted (loss) earnings per share                 $   (6.55)     $0.13        $  (0.45)


On June 30, 1999, the Company granted warrants to purchase 2,500,000 shares of the Company's common stock at $6.50 per share in connection with the IDRC merger (see Note 4). These warrants were valued at their estimated fair value of $7,840,000 and were included in the total purchase price of IDRC. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 2000.

On June 30, 1999, the Company granted warrants to purchase 678,410 shares of the Company's common stock at $1.50 per share in connection with the CRW merger (see
Note 4). These warrants were valued at their estimated fair value of $4,638,000 and were included in the cost of treasury stock acquired in the CRW merger. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 2000.

11. EMPLOYEE RETIREMENT SAVINGS PLAN:

On January 1, 1997, the Company adopted a defined contribution 401(k) Savings Plan (the "Savings Plan"). Employees who have met certain eligibility requirements, as defined, may contribute up to 15% of their pre-tax gross wages, subject to certain restrictions. The Savings Plan provides for Company matching contributions of 25% of the first 6% of employee contributions to the Savings Plan, which vest 25% per year over a four-year period. The expense for the years ended December 31, 2000, 1999, and 1998 under the Savings Plan was $184,000, $189,000 and $171,000, respectively.

IDRC had an existing defined contribution 40l(k) Savings Plan (the "IDRC Plan") at the time of its merger with the Company. This plan has been maintained for existing IDRC employees. Employees who have met certain eligibility requirements, as defined, may contribute up to 15% of their pre-tax gross wages, subject to certain restrictions. The IDRC Plan provided for matching contributions of 50% of the first 3% of employee contributions to the IDRC Plan, which vests 25% per year over a four-year period. This plan ended on June 30, 2000 and was combined with the Savings Plan. The expense for the six months ended June 30, 2000 was $60,000.

12. RELATED-PARTY TRANSACTIONS:

Note Payable to Stockholder

As more fully discussed in Note 8, the Company has a note payable to a stockholder of the Company stemming from the original IDRC acquisition.

CRW Financial, Inc.

The Company subleases a 21,000 square foot office building in King of Prussia, Pennsylvania, from CRW which was a former shareholder of the Company and as discussed in Note 4, was merged with the Company on June 30, 1999. The sublease commenced on May 9, 1996, and requires monthly base rent payments through September 30, 2004, of approximately $46,000. Total rent expense for the six months ended December 31, 1999 and year ended December 31, 1998 was approximately $252,000 and $430,000, respectively.

AffiniCorp USA, Inc.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


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

13. CONCENTRATIONS OF CREDIT:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising the Company's customer base and their dispersion across different industries and geographies. The Company does not require collateral or other securities to support customer receivables. The Company performs periodic reviews of its clients' financial condition to reduce collection risk. The Company does not believe significant credit risk exists at December 31, 2000.

The following table summarizes those customers with revenue or accounts receivable in excess of 10% of total revenue for the years ended December 31, 2000, 1999 and 1998, or total receivables as of December 31, 2000 and 1999, respectively:


                                            Revenues                        Accounts Receivable
                                ---------------------------------           -------------------
                                           Year Ended                             As of
                                          December 31,                        December 31,
                                ---------------------------------           -----------------
                                2000           1999          1998           2000         1999
                                ----           ----          ----           ----         ----
        Customer 1                -%            11%           10%             -%           -%
        Customer 2               11%             -%            -%            14%          17%
        Customer 3                -%             -%            -%            13%           -%
        Customer 4                -%             -%            -%            11%           -%


The following table summarizes those industries with revenue in excess of 10% of total revenue for the years ended December 31, 2000, 1999 and 1998:

                                                                        Revenues
                                                          -----------------------------------
                                                                 Year Ended December 31,
                                                          -----------------------------------
                                                          2000            1999           1998
                                                          ----            ----           ----
     Telecommunications                                    38%             32%            27%

     Financial Services                                    27%             28%            23%

     Insurance                                              9%             10%            10%


14. SEGMENTS:

The Company classifies its continuing operations into three segments:
Acquisition Services, ChannelCare and e-Satisfy.com. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies (see Note 2). The business segments are described in further detail below. Segment assets include amounts specifically identified with Acquisition Services, ChannelCare and e-Satisfy.com. Corporate assets consist primarily of property and equipment.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


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

The e-Satisfy.com segment, performs baseline and tracking customer satisfaction surveys for click and mortar companies.

Corporate operations include the selling, general and administrative functions of the Company.

Prior to 2000, the results of operations of the e-Satisfy.com segment were included in the results of operations of the ChannelCare segment.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


Business segment information is as follows (in thousands):

                                                   Year Ended December 31,
                                          ----------------------------------------
                                          2000              1999              1998
                                          ----              ----              ----
REVENUES:
   Acquisition Services                $ 192,408          $177,835          $115,776
   ChannelCare                           104,814            79,004            43,009
   e-Satisfy.com                           6,346             9,971             8,643
                                       ---------          --------          --------
        Total                          $ 303,568          $266,810          $167,428
                                       =========          ========          ========
OPERATING INCOME (LOSS):
   Acquisition Services                $ (64,337)         $ 42,179          $  7,251
   ChannelCare                           (35,614)           19,384             5,985
   e-Satisfy.com                         (21,789)            5,244            (1,303)
   Corporate                             (71,937)          (53,899)          (17,874)
                                       ---------          --------          --------
        Total                          $(193,677)         $ 12,908          $ (5,941)
                                       =========          ========          ========
TOTAL ASSETS:
   Acquisition Services                $  71,875          $ 81,298          $ 45,995
   ChannelCare                            40,952            54,387            47,499
   e-Satisfy.com                           5,216            23,632                 -(1)
   Corporate                              11,330           159,090            10,195
                                       ---------          --------          --------
        Total                          $ 129,373          $318,407          $103,689
                                       =========          ========          ========
DEPRECIATION AND AMORTIZATION:
   Acquisition Services                $  13,077          $  5,361          $  4,995
   ChannelCare                             7,227             3,180             2,794
   e-Satisfy.com                           1,770               944               840
   Corporate                               5,211             7,231             1,081
                                       ---------          --------          --------
        Total                          $  27,285          $ 16,716          $  9,710
                                       =========          ========          ========
CAPITAL EXPENDITURES:
   Acquisition Services                $   8,673          $ 12,197          $  2,401
   ChannelCare                             8,317            11,167             2,040
   e-Satisfy.com                           2,007             1,198             1,053
   Corporate                               2,640             1,852             3,605
                                       ---------          --------          --------
        Total                          $  21,637          $ 26,414          $  9,099
                                       =========          ========          ========


(1) During 1998, total assets related to TARP were included in ChannelCare total assets.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000


15. QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                     Year Ended December 31, 2000
                                                     ------------------------------------------------------
                                                      First         Second           Third          Fourth
                                                     Quarter        Quarter         Quarter         Quarter
                                                     -------        -------         -------         -------
                                                                 (in thousands, except per share amounts)
  Revenues                                           $78,680        $79,259         $73,119        $  72,511
  Gross profit                                        17,140         19,210          15,579           14,468
  Operating loss                                        (732)          (739)         (5,515)        (186,688)(1)
  Net loss                                           $(3,909)       $(3,935)        $(8,692)(2)    $(186,584)
  Basic loss per common share                        $ (0.12)       $ (0.12)        $ (0.27)       $   (5.87)
  Diluted loss per common share                      $ (0.12)       $ (0.12)        $ (0.27)       $   (5.87)

                                                                     Year Ended December 31, 1999
                                                     -----------------------------------------------------
                                                      First         Second           Third         Fourth
                                                     Quarter        Quarter         Quarter        Quarter
                                                     -------        -------         -------        -------
                                                                 (in thousands, except per share amounts)
  Revenues                                           $47,925        $46,615         $86,471        $85,799
  Gross profit                                        14,699         13,751          22,460         20,327
  Operating income (loss)                              4,914           (196)          4,538          3,652
  Net income (loss)                                  $ 4,742        $  (940)(3)     $ 1,746        $   334
  Basic earnings (loss) per
    common share                                      $ 0.18         $(0.04)         $ 0.06         $ 0.01
  Diluted earnings (loss) per
    common share                                      $ 0.17         $(0.04)         $ 0.05         $ 0.01

(1) Includes costs which are non-recurring in nature totaling $179.0 million consisting primarily of charges for impairment of long-lived assets ($171.1 million) and restructuring charges ($10.3 million) offset by minority interest.

(2) Includes costs which are non-recurring in nature totaling $2.3 million consisting primarily of charges for bad debts and the write-off of certain software.

(3) Includes costs which are non-recurring in nature totaling $5.8 million consisting primarily of charges for bad debts, severance and fees expensed upon the early extinguishment of debt.


16. SUBSEQUENT EVENTS:

As discussed more fully in Note 8 the Company refinanced the majority of its outstanding debt after December 31, 2000.

During the first quarter of 2001, the Company continued to implement its operational plan to streamline operations and improve profitability. Accordingly, the Company will reflect an additional restructuring charge in the first quarter, comprised of costs related to the closure of certain call centers, further reductions in overhead costs and costs associated with the restructuring of our old credit facilities currently estimated at a minimum of $6,000,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To TeleSpectrum Worldwide Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of TeleSpectrum Worldwide Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 23, 2001 (except with respect to the matter described in Note 8, as to which the date is April 16, 2001). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Our report on the financial statements includes an explanatory paragraph with respect to the ability of the Company to continue as a going concern as discussed in Note 1 to the Consolidated Financial Statements. The accompanying financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                       ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
   February 23, 2001

                                                                     Schedule II


                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                         Balance at        Charged to       Charged to                             Balance at
                                        December 31,        Cost and          Other                               December 31,
          Description                       1999            Expenses         Accounts          Deductions             2000
          -----------                       ----            --------         --------          ----------             ----
Allowance for doubtful
   accounts                                $5,117           $ 2,833           $   --           $(4,493)/1/           $ 3,457
Closed call center minimum lease
   commitment reserve                      $2,703           $10,366           $  400           $(3,179)/2/           $10,290

Severance reserve                          $1,919           $ 1,231           $1,459           $(2,939)/2/           $ 1,670

                                         Balance at       Charged to       Charged to                               Balance at
                                        December 31,       Cost and          Other                                 December 31,
          Description                       1998           Expenses         Accounts           Deductions             1999
          -----------                       ----           --------         --------           ----------             ----
Allowance for doubtful
   accounts                                $2,851           $6,800           $16,398           $(20,932)/1/           $5,117
Closed call center minimum lease
   commitment reserve                      $  809           $   --           $ 3,014           $ (1,120)/2/           $2,703

Severance reserve                          $   --           $  401           $ 2,400           $   (882)/2/           $1,919

                                         Balance at       Charged to        Charged to                              Balance at
                                         January 1,        Cost and           Other                                December 31,
          Description                       1998           Expenses          Accounts          Deductions             1998
          -----------                       ----           --------          --------          ----------             ----
Allowance for doubtful
   accounts                                $  969           $2,325           $   -             $  (443)/1/           $2,851
Closed call center minimum lease
   commitment reserve                      $1,939           $  360           $   -             $(1,490)/2/           $  809

Closed call center severance
   reserve                                 $  263           $  994           $   -             $(1,257)/2/           $   --


/1/ Write-off of amounts previously reserved.
/2/ Cash payments related to minimum lease commitments and employee severance for closed call centers.

                                 Exhibit Index

 Exhibit
 Number                    Description
 -------                   -----------
   3.01 Restated Certificate of Incorporation of TeleSpectrum Worldwide Inc. is incorporated by reference to exhibit 3.01 of our Registration Statement on Form S-1 (File No., 333-04349).

   3.02 Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of our Registration Statement on Form S-1 (File No., 333-004349).

**10.01 TeleSpectrum Worldwide Inc. Amended and Restated 1996 Equity Compensation Plan is incorporated by reference to exhibit 10.04 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

  10.02 Agreement and Plan of Merger dated as of January 14, 1999 by and among TeleSpectrum Worldwide Inc., International Data Response Corporation, McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. Offshore (Europe) III, L.P., McCown De Leeuw & Co. III, (Asia), and The Gamma Fund LLC is incorporated by reference to Exhibit 2.1 of our current Report on Form 8-K filed on January 26, 1999.

  10.03 Amendment No. 1 to Agreement and Plan of Merger dated as of February 26, 1999 by and among TeleSpectrum Worldwide Inc., International Data Response Corporation, McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. Offshore (Europe) III, L.P., McCown De Leeuw & Co. III, (Asia), and The Gamma Fund LLC is incorporated by reference to
            Exhibit 10.10 of our Registration Statement on Form S-4 (File No. 333-80251).

  10.04 Amendment No. 2 to Agreement and Plan of Merger dated as of May 13, 1999 by and among TeleSpectrum Worldwide Inc., International Data Response Corporation, McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. III, (Asia), and The Gamma Fund LLC is incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-4 (File No. 333-80251).

  10.05 Agreement and Plan of Merger and Reorganization, dated as of September 3, 1998 by and among CRW Financial, Inc., TeleSpectrum Worldwide Inc., and CRW Acquisition Corp. is incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-4 (File No. 333-80251).

  10.06 Amended and Restated Credit Agreement dated as of April 16, 2001, between TeleSpectrum Worldwide Inc. Lenders named therein, and BNP Paribas.*

**10.07 Employment Agreement dated as of January 1, 2000, between TeleSpectrum Worldwide Inc. and Francis J. Pennella is incorporated by reference to exhibit 11.14 of our Annual Report for the fiscal year ended December 31, 1999 on Form 10-K.

**10.08 Employment Agreement dated as of January 1, 2001, between TeleSpectrum Worldwide Inc. and J. Peter Pierce.*

**10.09 Employment Agreement dated as of January 2, 2001, between TeleSpectrum Worldwide Inc. and Christopher Williams.*

**10.10 Employment Agreement dated as of September 29, 2000, between TeleSpectrum Worldwide Inc. and Kurt Dinkelacker.*

**10.11 Employment Agreement dated as of January 2, 2001, between TeleSpectrum Worldwide Inc. and Joseph Nezi.*

   21.0     Subsidiaries of the Registrant.*

  23.01     Consent of Arthur Andersen LLP.*


-----------------

* Filed herewith

** Constitutes a management contract or a compensatory plan or arrangement.