Form 10-K/A
period 2000-12-31
TELESPECTRUM WORLDWIDE INC
filed 2001-04-30
CIK 1014960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

                           Commission File No. 0-21107

                           TELESPECTRUM WORLDWIDE INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       23-2845501

   (State or other jurisdiction                (IRS Employer Identification No.)
      of incorporation)

443 South Gulph Road, King of Prussia, Pennsylvania            19406

     (Address of principal executive offices)               (Zip Code)

                                 (610) 878-7400

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  NONE
Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK, PAR VALUE $.01

      Indicate by check mark whether registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 31, 2001 was approximately $14,836,017. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2001, there were 33,076,073 outstanding shares of the registrant's common stock.

           Part III of the Annual Report on Form 10-K for the year ended December 31, 2000 of TeleSpectrum Worldwide Inc. is hereby amended and restated in its entirety as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Set forth below is certain information regarding our directors and executive officers:

 NAME                                                  AGE     POSITION
 ----                                                  ---     --------
J. Peter Pierce.................................       55      Chairman of the Board and Chief Executive Officer
Kurt E. Dinkelacker.............................       47      Chief Financial Officer
Christopher J. Williams.........................       42      Director and Chief Operating Officer
Joseph A. Nezi..................................       54      Executive Vice President, Business Development
Joseph V. Del Raso..............................       48      Director (2)
Robert B. Hellman, Jr...........................       40      Director (1)
Britton H. Murdoch..............................       43      Director
J. Brian O'Neill................................       41      Director (1)
Fenton R. Talbott...............................       59      Director
Richard W. Virtue...............................       56      Director (1)(2)

--------------

(1)        Member of the Compensation Committee of the Board of Directors.

(2)        Member of the Audit Committee of the Board of Directors.


           J. Peter Pierce has been our Chairman of the Board and Chief Executive Officer since January 2001. From February 2000 until June 2000, Mr. Pierce was the President of Iron Mountain Incorporated, a publicly held records storage and management company. From 1995 until 2000, Mr. Pierce was the President and Chief Executive Officer of Pierce Leahy Corp., which merged with Iron Mountain in February 2000. Mr. Pierce is currently a member of the Board of Directors of Iron Mountain. Mr. Pierce is also the founder and principal partner in Pioneer Capital L.P., a venture capital company he founded in 2000.

           Kurt E. Dinkelacker has been our Chief Financial Officer since October 1, 2000. Prior to joining us, from October 1995 through May 1999, Mr. Dinkelacker was an Executive Vice President and Chief Financial Officer of IKON Office Solutions, Inc., a publicly traded office equipment distributor and service provider.

           Christopher J. Williams has been our Chief Operating Officer since January 2001 and a director since February 2001. Prior to joining us, Mr. Williams was Executive Vice President, Central Area of Iron Mountain from February 2000 until August 2000 and Senior Vice President, Operations--West of Pierce Leahy from 1995 until February 2000, when Pierce Leahy merged with Iron Mountain.

           Joseph A. Nezi has been our Executive Vice President, Business Development since January 2001. Prior to joining us, Mr. Nezi was Senior Vice President, Sales and Marketing of Iron Mountain from February 2000 until June 2000 and of Pierce Leahy from 1991 until February 2000, when Pierce Leahy merged with Iron Mountain.

           Joseph V. Del Raso has been a director since February 1997. Mr. Del Raso is currently a partner at the law firm of Pepper Hamilton LLP, a position he has held since January 1998. Prior thereto, Mr. Del Raso was a partner at the law firm of Stradley Ronon Stevens & Young from 1992 through January 1998.

           Robert B. Hellman, Jr. has been a director since June 1999. Mr. Hellman is currently a managing director of MDC Management Company III, L.P., which is the general partner of McCown DeLeeuw & Co. III, L.P. and McCown DeLeeuw & Co. Offshore (Europe) III, L.P. He is also managing director of MDC Management Company IIIA, L.P., which is the general partner of McCown DeLeeuw & Co. (Asia), L.P. These partnerships are engaged in investment activities. Mr. Hellman is also a member of The Gamma Fund LLC, a limited liability company engaged in investment activities. Mr. Hellman has been associated with McCown DeLeeuw & Co. since 1987. Prior thereto, from 1982 to 1985, he worked for Bain & Company, a management consulting company. Mr. Hellman is also a member of the Board of Directors of On Stage Entertainment, Inc.

           Britton H. Murdoch has been a director since July 2000. Mr.
Murdoch is currently the Managing Director of Strattech Partners, LLC, a business consulting and venture capital firm. At various times during the past three years, Mr. Murdoch served as acting Chief Financial Officer of V-Span, Inc. and Fiberlink, Inc. Prior to founding Strattech Partners, from 1997 until 1998 Mr. Murdoch served as Chief Financial Officer of Internet Capital Group, Inc. Prior thereto, from 1990 until 1997 Mr. Murdoch served as Chief Financial Officer, Vice President of Finance and Treasurer of Airgas, Inc. Mr. Murdoch also serves on the Board of Directors of Founders' Bank, a subsidiary of Susquehanna Bancshares, Inc.

           J. Brian O'Neill has been a director since 1996. Mr. O'Neill was the Chairman of the Board and our Chief Executive Officer from the time of our formation in April 1996 until March 1998. Mr. O'Neill was the Chairman of the Board of Directors and Chief Executive Officer of CRW Financial, Inc. from May 1995 until its merger with TeleSpectrum in June 1999. Mr. O'Neill is currently involved in operating a privately-held real estate company.

           Fenton R. (Pete) Talbott has been a director since May 2000, and from September 2000 until January 1, 2001 Mr. Talbott was Chairman of the Board. Since 1999, Mr. Talbott has been an operating affiliate with McCown DeLeeuw & Co., a company engaged in investment activities. Prior thereto, from 1995 to 1998, Mr. Talbott was Executive Vice President of Comerica Bank. In addition, Mr. Talbott has held various positions at American Express, The First Boston Corporation, Bank of America and Citicorp.

           Richard W. Virtue has been a director since August 1996. Mr.
Virtue is currently a Town Council Member of Snowmass Village, Colorado and a principal of Southern Investments, a warehouse developer he founded in 1977. Mr. Virtue served as Chief Executive Officer of SOMAR, Inc., a predecessor of TeleSpectrum, from 1982 until August 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for fiscal year 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

           The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 1998, 1999 and 2000 to the individuals who served as our chief executive officer during fiscal year 2000 and each other executive officer who earned more than $100,000 during fiscal year 2000 (collectively, the "Named Executives") for services rendered in such years. In January 2001, we hired a new management team, and none of the Named Executives are currently employed by us.

                                                                                          LONG-TERM
                               ANNUAL COMPENSATION                                       COMPENSATION
                               -------------------                                       ------------
                                                                                            AWARDS
                                                                                            ------
                                                                               OTHER
                                                                               ANNUAL     SECURITIES       ALL OTHER
                                                                              COMPENSA    UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION                   YEAR    SALARY($)  BONUS ($)    -TION($)    OPTIONS (#)         ($)
---------------------------                   ----    ---------  ---------    --------    -----------     --------------

Keith E. Alessi, Former Chief                 2000    134,113    250,000         --           --          11,940(2)
Executive Officer and President (1)           1999    243,692    250,000         --           --          15,715(2)
                                              1998    189,000       --           --      2,000,000           223(3)

Vincent J. Ciavardini, Former Chief           2000    210,344       --           --      1,500,000           352(5)
Executive Officer and President (4)

William L. Hoke, Interim Chief                2000    145,009     42,885         --         55,000         1,721(7)
Financial Officer (6)

James Carroll,                                2000    263,722     60,000         --         30,000        11,024(8)
Former Executive VP--Outbound                 1999    234,541     60,000         --        115,000         5,411(8)
Telemarketing

Jill A. Ward,                                 2000    255,962     25,000         --         25,000           214(9)
Former Executive VP--                         1999    237,783     25,000         --        204,915          --
Customer Care

Francis J. Pennella, Former                   2000    204,187     40,000         --         30,000         8,565(10)
Executive VP--Human Resources and             1999    177,692     40,000         --         80,000         8,194(10)
Secretary

-------

(1)        Mr. Alessi served as our Chief Executive Officer from 1998 through
           April 2000.

(2) Included in such amounts for 2000 and 1999, respectively, are $2,625 and $929 representing an employer match under our 401(k) plan, $176 and $386 in net premiums for a group term life insurance policy and $9,139 and $14,400 representing a car allowance.

(3) Consists of $223 in net premiums for a group term life insurance policy.

(4) Mr. Ciavardini served as our Chief Executive Officer from May 1, 2000 until January 3, 2001.

(5) Consists of $352 in net premiums for a group term life insurance policy.

(6) Mr. Hoke served as our Chief Financial Officer from April 2000 until October 2000.

(7) Included in such amount is $1,618 representing an employer match under our 401(k) plan and $103 in net premiums for a group term life insurance policy.

(8) Included in such amounts for 2000 and 1999, respectively, are $2,437 and $206 representing an employer match under our 401(k) plan, $1,110 and $128 in net premiums for a group term life insurance policy and $7,477 and $5,077 representing a car allowance.

(9) Consists of $214 in net premiums for a group term life insurance policy.

(10) Included in such amounts for 2000 and 1999, respectively, are $1,795 and $1,324 representing an employer match under our 401(k) plan, $770 and $870 in net premiums for a group term life insurance policy and $6,000 and $6,000 representing a car allowance.


STOCK OPTION GRANTS

           The following table contains information concerning grants of stock options to the Named Executives during fiscal year 2000:

                          OPTION GRANTS IN FISCAL 2000


                                      Individual Grants
                   -------------------------------------------------------                         Potential Realizable Value at
                           Number of                                                               Assumed Annual Rates of Stock
                           Securities        % of Total                                            Price Appreciation for Option
                           Underlying        Options Granted                                       Term(1)
                           Options           to Employees in     Exercise Price  Expiration        -----------------------------
Name                      Granted(#)         2000                ($/Sh)           Date                  5%               10%
----                      ----------         --------------      --------------   --------             ----             -----

Keith E. Alessi               0                  --                 --               --                 --                     --

Vincent J. Ciavardini     1,500,000             35.82             4.375            4/26/10          $4,127,121      $10,458,935

William L. Hoke             40,000              0.96              3.875            5/23/10            97,479          247,030
                            15,000              0.36               1.50            8/16/10            14,150           35,859

James Carroll               30,000              0.72               1.50            8/16/10            28,300           71,718

Jill A. Ward                25,000              0.60               1.50            8/16/10            23,584           59,765

Francis J. Pennella         30,000              0.72               1.50            8/16/10            28,300           71,718

--------------------


(1) Illustrates the value that might be received upon exercise of options immediately prior to the assumed expiration of their term at the specified compounded rates of appreciation based on the market price for the common stock when the options were granted. Assumed rates of appreciation are not necessarily indicative of future stock performance.

STOCK OPTION EXERCISES AND HOLDINGS

           The following table sets forth the value of options held by each of the Named Executives at December 31, 2000. None of the Named Executives exercised any options during fiscal year 2000.

                       AGGREGATED OPTION EXERCISES IN 2000
                     AND OPTION VALUES AT DECEMBER 31, 2000

                                                          NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS AT                  IN-THE-MONEY OPTIONS
                                                          DECEMBER 31, 2000 (#)                   AT DECEMBER 31, 2000 ($)(1)
                          SHARES               VALUE
                         ACQUIRED             REALIZED
                        ON EXERCISE (#)        ($)        EXERCISABLE      UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
NAME
Keith E. Alessi              --                --              --               --              --             --
Vincent J. Ciavardini        --                --            100,000         1,400,000          --             --
William L. Hoke              --                --            24,624           69,667            --             --
James Carroll                --                --            88,333           106,667           --             --
Jill A. Ward                 --                --            128,248          101,667           --             --
Francis J. Pennella          --                --            79,999           90,001            --             --

(1) None of the unexercised options held by the Named Executives were in-the-money based on the price of a share of our common stock as reported on the OTC Bulletin Board on December 29, 2000 ($0.4531).



COMPENSATION OF DIRECTORS

           Directors who are not currently receiving compensation as our officers, employees or consultants are entitled to receive an annual retainer fee of $7,500 and monthly fees of $1,000, plus $500 and reimbursement of expenses for each meeting of the Board of Directors and each committee meeting that they attend in person.

           Our non-employee directors are currently entitled to receive non-qualified stock options under our 1996 Equity Compensation Plan. Each non-employee director is granted a non-qualified stock option exercisable for 10,000 shares of common stock on the date that such person is first elected to the Board. An additional grant of an option exercisable for 2,500 shares of common stock is granted on each date that a director is re-elected to the Board. All options granted to non-employee directors under this policy vest in three equal annual installments.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

           In March 1998, we entered into an employment agreement with Keith E. Alessi to serve as our Chief Executive Officer and President through March 2001 at an annual salary of $200,000 plus any bonuses as determined by the Compensation Committee. Pursuant to the agreement, we granted Mr. Alessi an option to purchase 1,500,000 shares of our common stock, which option was to vest in three equal annual installments beginning in March 1999. In addition, we granted Mr. Alessi an option to purchase up to 500,000 shares of our common stock, which option was to vest incrementally based on the performance of our common stock on the Nasdaq National Market. The agreement provided for one year of severance benefits if Mr. Alessi was terminated without cause and prohibited Mr. Alessi from competing with us for two years after the end of his employment with us. Mr. Alessi resigned as Chief Executive Officer and President in April 2000.

           In April 2000, we entered into an employment agreement with Vincent
J. Ciavardini to serve as our Chief Executive Officer and President through May 1, 2003 at an annual salary of not less than $325,000 plus bonuses. The Agreement also provided for one year of severance benefits if the employment of Mr. Ciavardini was terminated by us without cause and prohibited Mr. Ciavardini from competing with us for one year after the end of his employment with us. Pursuant to the agreement, Mr. Ciavardini was granted stock options exercisable for an aggregate of 1,500,000 shares of common stock. Options to purchase 500,000 of these shares were to vest incrementally based on the performance of our common stock on the Nasdaq National Market. The remaining options to purchase an aggregate of 1,000,000 shares were to vest as follows: 100,000 shares on April 30, 2000 and the remaining 900,000 shares in three equal installments beginning on April 30, 2001. Mr. Ciavardini's employment was terminated in January 2001. Pursuant to a Separation Agreement and General Release executed January 3, 2001, we agreed to pay Mr. Ciavardini any earned but unpaid salary and earned but unused vacation pay plus $300,000 in satisfaction of bonus obligations under his employment agreement, payable over a six-month period beginning in April 2001. In addition, pursuant to the terms of his employment agreement, we agreed to pay Mr. Ciavardini $325,000, representing his annual salary, payable over the twelve-month period following his termination. Pursuant to the separation agreement, all options vested immediately and certain options will remain exercisable until April 26, 2010.

           We entered into a letter agreement with William L. Hoke pursuant to which he receives an annual salary of $150,000 plus a minimum bonus of $60,000 for the year 2000. In addition, Mr. Hoke received a one-time cash payment of $32,685 for vacation days unused prior to 2000. In the event that either Mr. Hoke is terminated without cause or our Accounting Department is relocated more than 25 miles from its Arizona location, he will receive one year's severance payable over a twelve-month period. Further, in the event that Mr. Hoke is terminated without cause, his option to purchase 40,000 shares of our common stock will become fully vested and immediately exercisable.

           On January 1, 2000, we entered into an employment agreement with James Carroll to serve as our Executive Vice President--Outbound Telemarketing at an annual salary of $265,000 plus any bonuses as determined annually by the compensation committee. The agreement provided for six months of severance benefits if the employment of Mr. Carroll was terminated by us without cause and prohibited Mr. Carroll from competing with us for one year after the end of his employment with us. Mr. Carroll's employment was terminated in January 2001, and we entered into a Separation of Employment Agreement and General Release with him on January 26, 2001. Pursuant to the separation agreement, we agreed to continue paying Mr. Carroll his base salary through August 10, 2001 and a car allowance of $1,000 per month through August 2001, and all options granted to Mr. Carroll prior to his termination became immediately vested and exercisable over a two year period ending January 26, 2003, at which time all options would expire. In addition, Mr. Carroll agreed not to compete with us for a period of six months ending July 27, 2001.

           On January 1, 2000, we entered into an employment agreement with Francis J. Pennella to serve as our Executive Vice President--Human Resources/Administration at an annual salary of $200,000 plus any bonuses as determined annually by the compensation committee. The agreement provided for one year of severance benefits if the employment of Mr. Pennella was terminated by us without cause and prohibited Mr. Pennella from competing with us after the end of his employment. Mr. Pennella's employment with us was terminated and we entered into a Separation Agreement and General Release with him on January 15, 2001. Pursuant to the separation agreement, we agreed to pay Mr. Pennella any earned but unpaid salary and earned but unused vacation and $50,000 in satisfaction of bonus obligations, payable in four equal monthly installments beginning January 31, 2001. In addition, we agreed to continue paying Mr. Pennella his base salary and car allowance for 18 months following his termination, and certain non-incentive stock options granted to Mr. Pennella prior to his termination became immediately vested and exercisable over a two year period ending March 17, 2003, at which time they would expire. Mr. Pennella also agreed to maintain the non-solicitation provisions of his employment agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

           The following table sets forth certain information with respect to the beneficial ownership, as of March 31, 2001, of each person who we knew to be the beneficial owner of more than 5% of our common stock. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

                                                                        COMMON STOCK
NAME AND ADDRESS OF                                                   ----------------
BENEFICIAL OWNER                                  NUMBER OF SHARES                       PERCENT
----------------                                  ----------------                       -------
McCown De Leeuw & Co. III, L.P.                     6,186,844(1)                          18.0%
J. Brian O'Neill                                    4,108,570(2)                           11.8
Eagle Asset Management, Inc.(3)                       1,913,000                            5.8

(1) Includes (i) 1,179,994 shares of our common stock obtainable upon the exercise of warrants owned by McCown De Leeuw & Co. III, L.P., an investment partnership whose general partner is MDC Management Company III, L.P. ("MDC III"), (ii) 83,630 shares of our common stock obtainable upon the exercise of warrants held by McCown De Leeuw & Co. Offshore (Europe) III, L.P., an investment partnership whose general partner is MDC Management Company IIIE, L.P. ("MDC IIIE"),
           (iii) 20,253 shares of our common stock obtainable upon the exercise of warrants held by McCown De Leeuw & Co. III (Asia), L.P., an investment partnership whose general partner is MDC Management Company IIIA, L.P. ("MDC IIIA"), and (iv) 22,869 shares of Common Stock obtainable upon the exercise of warrants owned by The Gamma Fund LLC, a California limited liability company. Members of The Gamma Fund LLC include George E. McCown, David De Leeuw, David E. King, Robert B. Hellman, Jr. and Steven Zuckerman, who are also the only managing directors of MDC III, MDC IIIE and MDC IIIA. Voting and dispositive decisions regarding the common stock owned by MDC III, MDC IIIE and MDC IIIA are made by Mr. McCown and Mr. De Leeuw, as managing directors of each of such partnerships, who together have more than the required two-thirds-in-interest vote of the managing general partners necessary to effect such decisions on behalf of any such entity. Voting and dispositive decisions regarding the common stock owned by The Gamma Fund are made by a vote or consent of a majority in number of the members of The Gamma Fund. No managing director is able to individually direct the voting or disposition of common stock beneficially owned by MDC III, MDC IIIE and MDC IIIA. Messrs. McCown, De Leeuw, King, Hellman and Zuckerman have no direct ownership of any shares of common stock and disclaim beneficial ownership of any shares of our common stock except to the extent their proportionate partnership interest or membership interests, as the case may be. The address of all MDC entities and The Gamma Fund is c/o McCown De Leeuw & Co., 3000 Sand Hill Road, Building 3, Suite 290, Menlo Park, California 94025.

(2) Includes options to purchase 1,000,000 shares of our common stock and warrants to purchase 822,860 shares of our common stock. Mr. O'Neill's address is 700 South Henderson Road, Suite 202, King of Prussia, Pennsylvania 19406.

(3) The address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716.

SECURITY OWNERSHIP OF MANAGEMENT

           The following table sets forth certain information with respect to the beneficial ownership, as of March 31, 2001, of (i) each director, (ii) the Named Executives and (iii) all of our directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares.

NAME OF BENEFICIAL OWNER                             NUMBER OF SHARES(1)                    PERCENT OF CLASS
------------------------                             -------------------                    ----------------
Keith E. Alessi                                            337,631                                1.0%
Vincent J. Ciavardini                                    1,500,000(2)                              4.3
William L. Hoke                                           24,624(3)                                 *
James Carroll                                             190,340(4)                                *
Jill A. Ward                                              128,248(5)                                *
Francis J. Pennella                                       172,800(6)                                *
J. Peter Pierce                                               0                                    --
Joseph V. Del Raso                                         9,500(7)                                 *
Robert B. Hellman, Jr.                                      10,000                                  *
Britton H. Murdoch                                        60,000(8)                                 *
J. Brian O'Neill                                         4,108,570(9)                             11.8
Fenton R. Talbott                                        362,500(10)                               1.1
Richard W. Virtue                                       1,055,392(11)                              3.2
Christopher J. Williams                                       0                                    --
All executive officers and directors as
 a group (10 persons)                                   5,615,962(12)                             15.8%

-------------

*          Less than 1 percent.

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options or warrants held by such stockholder that are or will become exercisable within sixty days of March 31, 2001.

(2)        Consists of options to purchase 1,500,000 shares of our common stock.


(3)        Consists of options to purchase 24,624 shares of our common stock.

(4)        Includes options to purchase 88,333 shares of our common stock.

(5)        Consists of options to purchase 128,248 shares of our common stock.

(6)        Includes options to purchase 170,000 shares of our common stock.

(7)        Includes options to purchase 7,500 shares of our common stock.

(8)        Consists of options to purchase 60,000 shares of our common stock.

(9) Includes options to purchase 1,000,000 shares of our common stock and warrants to purchase 822,860 shares of our common stock.

(10)       Includes options to purchase 312,500 shares of our common stock.

(11) Includes options to purchase 7,500 shares of our common stock and warrants to purchase 254,000 shares of our common stock.

(12) Includes options to purchase 1,387,500 shares of our common stock and warrants to purchase 1,076,860 shares of our common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Prior to 2000, we made a loan to Paul J. Grinberg, our former Chief Financial Officer and Executive Vice President, Finance, which accrued interest at a rate of 3% per annum. During 2000, the highest aggregate amount of indebtedness outstanding on the loan was $475,000. The loan was fully repaid in January 2000.

In connection with the termination of the employment of Messrs. Ciavardini, Carroll and Pennella, we entered into separation agreements with each of them. See " -- Employment Contracts and Termination of Employment."

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TELESPECTRUM WORLDWIDE INC.


Dated:  April 30, 2001                             /s/ Kurt E. Dinkelacker
                                               By: _______________________
                                                    Kurt E. Dinkelacker,
                                                    Chief Financial Officer