Form 10-Q
period 2001-03-31
TELESPECTRUM WORLDWIDE INC
filed 2001-05-15
CIK 1014960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One) [x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to __________________

Commission File No. 0-21107

TeleSpectrum Worldwide Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2845501

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

443 South Gulph Road King of Prussia, Pennsylvania	19406

(Address of principal executive offices)	(ZIP Code)

610-878-7400
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]    No [ ]

The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, on May 14, 2001 was 33,076,073.

		Page

	PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2001 and 2000	3

	Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	4

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	PART II – OTHER INFORMATION

	Items 1 to 5	19

Item 6.	Exhibits and Reports on Form 8-K	19

TeleSpectrum Worldwide Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands —Except Per Share Amounts)

	Three Months Ended

	March 31,	March 31,
	2001	2000

REVENUES	$62,818	$78,680

OPERATING EXPENSES:

Cost of services	48,320	61,538

Selling, general and administrative	14,472	15,875

Restructuring charge and other	3,350	—

Goodwill amortization	289	1,998

Total operating expenses	66,431	79,411

Operating loss	(3,613)	(731)

INTEREST EXPENSE, net	(6,473)	(3,487)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(10,086)	(4,218)

MINORITY INTEREST	—	309

INCOME TAXES	—	—

NET LOSS	$(10,086)	$(3,909)

BASIC LOSS PER SHARE	$(0.32)	$(0.12)

DILUTED LOSS PER SHARE	$(0.32)	$(0.12)

WEIGHTED-AVERAGE SHARES OUTSTANDING —BASIC	31,795	31,453

WEIGHTED-AVERAGE SHARES OUTSTANDING —DILUTED	31,795	31,453

See Notes to Condensed Consolidated Financial Statements

TeleSpectrum Worldwide Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(In Thousands —Except Per Share Amounts)

	March 31,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,618	$5,258

Accounts receivable, net	50,332	54,745

Prepaid expenses and other	4,969	6,173

Total current assets	58,919	66,176

PROPERTY AND EQUIPMENT, net	35,492	39,967

GOODWILL AND OTHER INTANGIBLES, net	14,714	15,003

OTHER NONCURRENT ASSETS	3,433	3,721

Total assets	$112,558	$124,867

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Current maturities of long-term debt	$1,649	$3,844

Accounts payable	14,378	15,457

Accrued expenses	31,841	34,339

Other current liabilities	722	1,086

Total current liabilities	48,590	54,726

LONG-TERM DEBT	134,222	132,413

OTHER NONCURRENT LIABILITIES	4,335	2,001

STOCKHOLDERS' DEFICIT:

Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock, $.01 par value, 200,000,000 shares	400	400

authorized, 40,022,656 shares issued and 33,076,073 shares outstanding at March 31, 2001 and December 31, 2000

Additional paid-in capital	339,099	339,099

Common stock purchase warrants	7,840	7,840

Treasury stock, 6,946,583 shares at cost	(48,810)	(48,810)

Accumulated deficit	(370,610)	(360,524)

Due from stockholders	(952)	(952)

Cumulative currency translation adjustment	(1,556)	(1,326)

Total stockholders' deficit	(74,589)	(64,273)

Total liabilities and stockholders' deficit	$112,558	$124,867

See Notes to Condensed Consolidated Financial Statements

TeleSpectrum Worldwide Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Dollars in Thousands)

	Three Months Ended

	March 31,	March 31,
	2001	2000

Cash Flows From Operating Activities:

Net loss	$(10,086)	$(3,909)

Adjustments to reconcile net loss to net cash flows from operating activities:

Depreciation and amortization	4,030	4,087

Goodwill amortization	289	1,998

Provision for bad debts	707	742

Restructuring charge and other	3,117	—

Non-cash compensation	—	25

Changes in operating assets and liabilities net of acquisitions:

Accounts receivable	3,706	3,089

Prepaid expenses and other	1,050	(1,134)

Accounts payable	(1,079)	561

Accrued and other liabilities	(2,687)	(5,853)

Net cash used in operating activities	(953)	(394)

Cash Flows From Investing Activities:

Purchases of property and equipment	(301)	(6,266)

Net cash acquired in acquisition	—	71

Net cash used in investing activities	(301)	(6,195)

Cash Flows From Financing Activities:

Exercise of stock options and sale of common stock	—	606

Borrowings on long-term debt	8,854	8,500

Payments on long-term debt	(9,006)	(2,309)

Net payments of capital lease obligations	(234)	(208)

Net cash (used in) provided by financing activities	(386)	6,589

Net decrease in cash and cash equivalents	(1,640)	—

Cash and cash equivalents, beginning of period	5,258	—

Cash and cash equivalents, end of period	$3,618	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the period	$3,563	$3,000

Income taxes paid during the period	$—	$—

See Notes to Condensed Consolidated Financial Statements

TeleSpectrum Worldwide Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

      1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000.

These condensed consolidated financial statements include the accounts of TeleSpectrum Worldwide Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Condensed Consolidated Financial Statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2001, the Company had a stockholders’ deficit of $74.6 million, and incurred a net loss of approximately $10.1 million during the three-month period then ended. The Company has been unable to meet required debt service payments with its lenders, requiring a number of amendments to its loan agreements, financial covenant waivers and deferral of scheduled payments. During the fourth quarter of 2000, the Company initiated a cost reduction program designed to reduce costs by $15.0 million annually, through closing under utilized customer contact centers, reducing overhead, and reducing telecommunications costs, of which $10.0 million is expected to be realized during 2001. During the first quarter of 2001, a new management team was put in place, which, upon reviewing operations, expanded upon that initiative by identifying opportunities to reduce costs by another $5.0 million, through further closure/consolidation of customer contact centers and lowering overhead. Approximately $2.0 to $3.0 million of that is expected to be realized during 2001. During the first quarter of 2001, management estimates that $3.5 million of savings were realized in connection with these initiatives.

On April 16, 2001, the Company signed an amended and restated credit agreement with its bank group (the “Amended Agreement”), which matures on July 1, 2002 and replaces the former agreement, dated June 30, 1999 (see Note 5). The Amended Agreement requires compliance with stipulated covenants, including revenue, EBITDA and interest coverage targets based on the Company’s business plan for 2001. If the Company fails to maintain compliance with such covenants, or otherwise experiences an event of default, all amounts outstanding would be due and payable upon demand.

EBITDA represents earnings from continuing operations, without regard to income taxes, interest income and expense, depreciation, amortization and charges for nonrecurring items.

The factors noted above raise substantial doubt concerning the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying values or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management believes that the working capital needs of the Company through July 1, 2002 will be provided by the cash generated from ongoing operations and the Amended Agreement. However, there can be no assurance that the Company will be able to comply with the amended covenants through July 1, 2002 or refinance the Amended Agreement by that date.

Based on the terms of the Amended Agreement, the Company has classified amounts related to such credit facilities as long-term liabilities in the accompanying condensed consolidated balance sheets.

2. NEW ACCOUNTING PRONOUNCEMENTS:

TeleSpectrum Worldwide Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company’s financial statements.

3. LOSS PER SHARE:

Basic loss per share assumes no dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. 1,280,676 shares of common stock have been excluded from the basic loss per share calculation because they are held in escrow. Diluted loss per share reflects the effects of common shares issuable upon the exercise of stock options and warrants, but only if the effect is dilutive.

4. RESTRUCTURING CHARGES AND OTHER:

During the fourth quarter of 2000, as part of its continuing analysis of the Company’s operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations, enhance results of operations and improve cash flow, by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded a pre-tax charge of $10.3 million in 2000 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During the three months ended March 31, 2001, the Company’s new management team expanded the restructuring plan to include the closure or consolidation of additional facilities and identification of additional employees for separation. As a result, the Company recorded a similar pre-tax charge of $3.4 million during that period. The following summarizes the costs and liabilities associated with the Company’s restructuring plan through March 31, 2001 (in thousands):

	Balance as of				Balance as of
	December 31,	Additional			March 31,
	2000	Charge		Payments	2001

Obligations assumed on closed leased facilities, net	$5,659	$1,043		$(259)	$6,443

Severance and employee related costs	1,670	1,377		(543)	2,504

Other	125	128		(253)	—

Total Restructuring Accrual	$7,454	$2,548	(1)	$(1,055)	$8,947

(1)	Excludes $802 of impairment for fixed assets idled as a result of the call center closures, including owned production equipment, computers and leasehold improvements. No cash payments will be made in connection with these charges.

TeleSpectrum Worldwide Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued liabilities for closed facilities of $6.4 million as of March 31, 2001 relate to leased customer contact center locations that have been or will be closed in connection with the Company’s restructuring plan. The amount is computed as the remaining contractual obligations in each closed center, net of estimated income from subletting.

Employee separation costs relate to both administrative personnel at the closed customer contact centers and corporate personnel, affecting all functional areas. Approximately 210 employees have been identified and separated as part of the Company’s restructuring plan through March 31, 2001. The accrual of $2.5 million as of March 31, 2001 relates to ongoing severance payments in accordance with the severance obligations for these employees.

The restructuring charge during the three months ended March 31, 2001 impacted our Acquisition Services and ChannelCare segments by $1.1 million each, with the balance affecting the Company’s general corporate operations.

5. CREDIT FACILITIES:

Borrowings from Senior Bank Group

On April 16, 2001, the Company signed an amended and restated credit agreement (the “Amended Agreement”) with its bank group whereby all amounts outstanding under the former agreement’s term notes (Notes A, B and C), $35.0 million of the working capital revolver, and accrued incremental interest and waiver fees were converted into one term loan, totaling $120.6 million. The term loan bears interest at a base rate plus an applicable margin, as defined, (9.54% at April 16, 2001) and matures July 1, 2002. The remaining $10.0 million commitment under the former agreement’s working capital revolver carries forward to the Amended Agreement; however, borrowings cannot exceed 65% of eligible receivables, as defined. As of April 16, 2001, the Company had $1.4 million available under this revolver.

Borrowings under the Amended Agreement are collateralized by substantially all of the assets of the Company. The Amended Agreement contains covenants that require the maintenance of an interest coverage ratio, impose minimum revenue and EBITDA targets, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The Amended Agreement allowed the Company to convert 50% of the $2.7 million in accrued interest at April 16, 2001 into a deferred interest note, which bears the same interest rate and maturity date as the term loan. Future interest payments under the Amended Agreement are due monthly; however, at the discretion of the Company, 25% of the monthly interest payments through December 31, 2001 may be deferred and converted into deferred interest notes. To the extent that interest is deferred, a like amount will be paid and applied against the working capital revolver, and this portion of the revolver can only be used to pay down trade payables, as defined.

Under certain circumstances, the Company may be required to make mandatory principal payments, as defined. In general, mandatory prepayments are required upon certain triggering events, such as the sale of assets, issuance of debt or equity securities, or the receipt of insurance proceeds or similar events. In addition, when the Company generates excess cash flow, as defined, such amounts, exceeding certain thresholds, must be used to repay amounts outstanding under the Amended Agreement.

The Amended Agreement requires that the Company pay certain fees periodically through maturity or termination of the agreement. The unused portion of the working capital revolver is subject to an annual commitment fee of 25 basis points payable quarterly. An agent’s fee of 25 basis points of the aggregate amount of the facilities was incurred upon signing the Amended Agreement, will be incurred annually thereafter, payable at maturity or termination of the agreement. The Company is also being charged a restructuring fee of 15% of the aggregate advances made and commitments available on April 16, 2001, payable at maturity or termination of the agreement. In the event the Company repays in full all obligations due under the Amended Agreement prior to maturity, the restructuring fee will be reduced to 5.0%, 10.0%, and 12.5% if the early payoff is prior to June 30, 2001, September 30, 2001, or December 31, 2001, respectively. Such fees will be amortized using the effective interest method over the life of the Amended Agreement.

TeleSpectrum Worldwide Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

As a result of the Amended Agreement, $2.5 million of unamortized debt issuance costs related to the former agreement will be written off during the second quarter of 2001.

Note Payable to Stockholder

On April 16, 2001, the Company amended its $4.9 million term note payable to the former majority stockholders of an acquired business. The amended note matures June 30, 2004, bears interest at 10% for the year ending December 31, 2001, 15% for the two years ending December 31, 2003 and 20% for the six months ending June 30, 2004. The agreement requires prepayment in the event more than 90% of the Company’s common stock is acquired or substantially all of the assets are sold. Under certain circumstances, as defined in the agreement, if prior to December 31, 2002, the Company issues debt or equity securities of $10.0 million or more, the holders have the right to purchase a pro-rata share, as defined, of the securities issued with up to one half of the total amount due such holders under similar terms.

e-Satisfy Debt

On April 9, 2001, the Company amended its $2.2 million non-interest bearing note payable to the former principals of TARP. The amended notes bear interest at 10% from June 30, 2000 and require principal payments of $50,000 per month through March 2002 and $40,000 per month through August 2002, at which time the remaining balance of $1.5 million is payable in full.

6. COMPREHENSIVE LOSS:

The Company’s comprehensive loss includes net loss and unrealized losses from foreign currency translation. Total comprehensive loss for the three months ended March 31, 2001 and 2000 was $(10.3) million and $(3.9) million, respectively.

7. SEGMENTS:

The Company classifies its continuing operations into three segments: Acquisition Services, ChannelCare and e-Satisfy. The operating segments were managed separately because each operating segment represents a strategic business unit that offers different services. The business segments are described in further detail below. Segment assets include amounts specifically identified with the Acquisition Services, ChannelCare and e-Satisfy segments. Corporate assets consist primarily of property and equipment and the goodwill and other intangibles related to business combinations.

The Acquisition Services Segment provides both business-to-consumer and business-to-business telemarketing services—primarily direct sales initiated by the Company on behalf of its clients.

The ChannelCare Segment provides customer service expertise to its clients. The Company’s customer service expertise includes the more traditional inbound services of customer care support, typically through toll-free telephone numbers, for activities such as responses to clients’ customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients.

The e-Satisfy segment performs baseline and tracking customer satisfaction surveys for both internet and traditional companies.

Corporate operations include the selling, general and administrative functions of the Company.

TeleSpectrum Worldwide Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Business segment information is as follows (in thousands):

	Three Months Ended
	March 31,

	2001	2000

Revenues:

Acquisition Services	$38,670	$51,014

ChannelCare	22,537	26,081

e-Satisfy	1,611	1,585

Total	$62,818	$78,680

Operating income (loss):

Acquisition Services	$7,101	$10,903

ChannelCare	3,575	5,439

e-Satisfy	1,132	454

Corporate	(15,421)	(17,527)

Total	$(3,613)	$(731)

	March 31,	December 31,
	2001	2000

Total assets:

Acquisition Services	$62,649	$70,269

ChannelCare	33,047	39,217

e-Satisfy	4,011	5,216

Corporate	12,851	10,165

Total	$112,558	$124,867

TeleSpectrum Worldwide Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Information About Major Customers

The following table summarizes those customers with revenues in excess of 10% of total revenue for the three months ended March 31, 2001 and 2000:

	Three Months Ended
	March 31,

	2001	2000

Customer 1	—	11.6%

Customer 2	13.1%	10.1%

Customer 3	10.0%	—

8. SUBSEQUENT EVENT:

On April 16, 2001, the Company signed an amended and restated credit agreement with its bank group, which matures on July 1, 2002 and replaces the former agreement, dated June 30, 1999 (see Note 5).

TeleSpectrum Worldwide Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company’s business strategy, including its use of cash and cash equivalents; reliance on certain customers; projected capital expenditures; liquidity; increased sales in future periods; the continuation of fluctuations in results of operations, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words such as “believes,” “expects,” “anticipates,” “plans” or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2001, the Company had a stockholders’ deficit of $74.6 million, and incurred a net loss of approximately $10.1 million during the three month period then ended. The Company has been unable to meet required debt service payments with its lenders, requiring a number of amendments to its loan agreements, financial covenant waivers and deferral of scheduled payments. During the fourth quarter of 2000, the Company initiated a cost reduction program designed to reduce costs by $15.0 million annually, through closing under utilized customer contact centers, reducing overhead, and reducing telecommunications costs, of which $10.0 million is expected to be realized during 2001. During the first quarter of 2001, a new management team was put in place, which, upon reviewing operations, expanded upon that initiative by identifying opportunities to reduce costs by another $5.0 million, through further closure/consolidation of customer contact centers and lowering overhead. Approximately $2.0 to $3.0 million is expected to be realized during 2001. During the first quarter of 2001, management estimates that approximately $3.5 million of savings were realized in connection with these initiatives.

On April 16, 2001, the Company signed an amended and restated credit agreement with its bank group (the “Amended Agreement”), which matures on July 1, 2002 and replaces the former agreement, dated June 30, 1999 (see Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this report). The Amended Agreement requires compliance with stipulated covenants, including revenue, EBITDA and interest coverage targets based on the Company’s business plan for 2001. If the Company fails to maintain compliance with such covenants, or otherwise experiences an event of default, all amounts outstanding would be due and payable upon demand.

EBITDA represents earnings from continuing operations, without regard to income taxes, interest income and expense, depreciation, amortization and charges for nonrecurring items.

The factors noted above raise substantial doubt concerning the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying values or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management believes that the working capital needs of the Company through July 1, 2002 will be provided by the cash generated from ongoing operations and the Amended Agreement. However, there can be no assurance that the Company will be able to comply with the amended covenants through July 1, 2002 or refinance the Amended Agreement by that date.

TeleSpectrum Worldwide Inc. and Subsidiaries

Recent Developments and Overview

New Management

On January 3, 2001, the Company announced that J. Peter Pierce had joined the Company as Chairman and Chief Executive Officer. Mr. Pierce was formerly the President and Chief Operating Officer of Iron Mountain, Inc. following its merger in February 2000 with Pierce Leahy Corp, where he had held the position of President and CEO. Also joining the Company at that time were Christopher J. Williams as Chief Operating Officer and Joseph A. Nezi as Executive Vice President of Business Development. Both were former members of Iron Mountain’s and Pierce Leahy’s senior management teams where they held similar positions.

Restructuring Program

During the fourth quarter of 2000, as part of its continuing analysis of the Company’s operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations, enhance results of operations and improve cash flow, by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded a pre-tax charge of $10.3 million in 2000 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During the three months ended March 31, 2001, the Company’s new management team expanded the restructuring plan to include the closure or consolidation of additional facilities and identification of additional employees for separation. As a result, the Company recorded a similar pre-tax charge of $3.4 million during that period. Management believes these initiatives, along with the signing of the Amended Agreement on April 16, 2001, will help stabilize the business and provide the changes needed to position the Company for long-term success. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)

Amended and Restated Credit Facilities

On April 16, 2001, the Company signed an amended and restated credit agreement (the “Amended Agreement”) with its bank group whereby all amounts outstanding under the former agreement’s term notes (Notes A, B and C), $35.0 million of the working capital revolver, and accrued incremental interest and waiver fees were converted into one term loan, totaling $120.6 million. The term loan bears interest at a base rate plus an applicable margin, as defined, (9.54% at April 16, 2001) and matures July 1, 2002. The remaining $10.0 million commitment under the former agreement’s working capital revolver carries forward to the Amended Agreement; however, borrowings cannot exceed 65% of eligible receivables, as defined. As of April 16, 2001, the Company had $1.4 million available under this revolver.

Borrowings under the Amended Agreement are collateralized by substantially all of the assets of the Company. The Amended Agreement contains covenants that require the maintenance of an interest coverage ratio, impose minimum revenue and EBITDA targets, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The Amended Agreement allowed the Company to convert 50% of the $2.7 million in accrued interest at April 16, 2001 into a deferred interest note, which bears the same interest rate and maturity date as the term loan. Future interest payments under the Amended Agreement are due monthly; however, at the discretion of the Company, 25% of the monthly interest payments through December 31, 2001 may be deferred and converted into deferred interest notes. To the extent that interest is deferred, a like amount will be paid and applied against the working capital revolver, and this portion of the revolver can only be used to pay down trade payables, as defined.

Under certain circumstances, the Company may be required to make mandatory principal payments, as defined. In general, mandatory prepayments are required upon certain triggering events, such as the sale of assets, issuance of debt or equity securities, or the receipt of insurance proceeds or similar events. In addition, when the Company generates excess cash flow, as defined, such amounts, exceeding certain thresholds, must be used to repay amounts outstanding under the Amended Agreement.

The Amended Agreement requires that the Company pay certain fees periodically through maturity or termination of the agreement. The unused portion of the working capital revolver is subject to an annual commitment fee of 25 basis

TeleSpectrum Worldwide Inc. and Subsidiaries

points payable quarterly. An agent’s fee of 25 basis points of the aggregate amount of the facilities was incurred upon signing the Amended Agreement, will be incurred annually thereafter, payable at maturity or termination of the agreement. The Company is also being charged a restructuring fee of 15% of the aggregate advances made and commitments available on April 16, 2001, payable at maturity or termination of the agreement. In the event the Company repays in full all obligations due under the Amended Agreement prior to maturity, the restructuring fee will be reduced to 5.0%, 10.0%, and 12.5% if the early payoff is prior to June 30, 2001, September 30, 2001, or December 31, 2001, respectively. Such fees will be amortized using the effective interest method over the life of the Amended Agreement.

Results of Operations

The following discussions should be read in connection with the Condensed Consolidated Financial Statements contained elsewhere within this report A comparison of the results of operations for the three months ended March 31, 2001 to the three months ended March 31, 2000 follows:

		Results of Operations
		(Dollars in Millions)
	Three Months	As a	Three Months	As a
	Ended	Percentage	Ended	Percentage
	March 31,	of	March 31,	of
	2001	Revenues	2000	Revenues

Revenues:

Acquisition Services	$38.7	61.6%	$51.0	64.8%

ChannelCare	22.5	35.8%	26.1	33.2%

e-Satisfy.com	1.6	2.6%	1.6	2.0%

Total revenue	62.8	100.0%	78.7	100.0%

Cost of services:

Acquisition Services	30.0	77.5%	40.1	78.6%

ChannelCare	17.8	79.1%	20.5	78.5%

e-Satisfy.com	0.5	31.3%	0.6	37.5%

Total cost of services	48.3	76.9%	61.2	77.8%

Selling, general and administrative	14.4	22.9%	15.9	20.2%

Restructuring charge	3.4	5.4%	—	0.0%

Goodwill amortization	0.3	0.0%	2.0	2.5%

Total operating expenses	66.4	105.3%	79.1	100.5%

Operating loss	(3.6)	(5.7)%	(0.4)	(0.5)%

Interest expense	(6.5)	(10.4)%	(3.5)	(4.4)%

Loss before taxes	(10.1)	(16.1)%	(3.9)	(5.0)%

Income taxes	—	0.0%	—	0.0%

Net loss	$(10.1)	(16.1)%	$(3.9)	(5.0)%

TeleSpectrum Worldwide Inc. and Subsidiaries

Total revenues for the three months ended March 31, 2001 were $62.8 million, representing a $15.9 million or 20.2% decline in comparison to the prior year total of $78.7 million. The decrease resulted from several factors, including management turnover, a 15% reduction in overall production volumes, a slight decline in average revenues per hour and lower revenues from the fulfillment operations.

Acquisition Services Segment

Acquisition Services revenues for the three months ended March 31, 2001 were $38.7 million, representing a $12.3 million or 24.1% decline in comparison to the prior year total of $51.0 million. Excluding the $4.8 million decline in revenues related to the fulfillment operations, Acquisition Services revenues decreased 16.5% during the three months ended March 31, 2001 in comparison to the same period in 2000. That decrease is primarily the result of a 17% reduction in production volumes, caused by customer in-sourcing, the end of certain customer programs, and the Company’s focus on profitable accounts, offset slightly by a 1.5% increase in revenues per hour.

ChannelCare Segment

ChannelCare revenues for the three months ended March 31, 2001 were $22.5 million, representing a $3.6 million or 13.8% decline in comparison to the prior year total of $26.1 million. That decrease is the result of a 11% decline in production volumes, similar to that experienced by the Acquisition Services segment. In addition, this segment also experienced a reduction in revenues per hour of approximately 6% due to pricing pressures.

e-Satisfy Segment

e-Satisfy revenues for the three months ended March 31, 2001 were $1.6 million, which represents no change from the three months ended March 31, 2000.

COST OF SERVICES

Cost of services for the three months ended March 31, 2001 were $48.3 million, representing a $12.9 million or 21.1% decline in comparison to the prior year total of $61.2 million. As a percentage of total revenues, cost of services improved slightly from 77.8% during the first quarter of 2000 to 76.9% during the first quarter of 2001. This reflects the initial effects of the Company’s cost reduction plan, including reductions in both variable production costs and fixed customer contact center costs offset by the effects of lower volume.

Acquisition Services Segment

Acquisition Services cost of services for the three months ended March 31, 2001 were $30.0 million, representing a $10.1 million or 25.2% decline in comparison to the prior year total of $40.1 million. Despite the drop in revenues and production volumes, total cost of services in this segment improved slightly from 78.6% to 77.5% of revenues, due to the initial effects of the Company’s cost reduction plan. The Company realized $1.8 million in cost reductions during the first quarter of 2001 as compared to the same period last year, resulting from lower telecommunications rates and lower fixed center costs, due to the closures of customer contact centers this year. Those savings, however, were offset by the effects of the lower revenue base, leaving fixed customer contact center costs constant for both periods, as a percentage of revenues.

ChannelCare Segment

ChannelCare cost of services for the three months ended March 31, 2001 were $17.8 million, representing a $2.7 million or 13.2% decline in comparison to the prior year total of $20.5 million. Again, despite the drop in revenues and production volumes, total cost of services in this segment increased only slightly, from 78.5% to 79.1% of revenues. Similar to Acquisition Services, the Company realized $1.0 million in cost reductions during the first quarter of 2001 as compared to the same period last year, resulting from lower fixed center costs, due to the closures of customer contact centers this year. Those savings, however, were likewise offset by the effects of the lower revenue base.

TeleSpectrum Worldwide Inc. and Subsidiaries

e-Satisfy Segment

e-Satisfy cost of services were constant as a percentage of revenues during the two periods.

Selling, General and Administrative

Selling, general and administrative expenses were $14.4 million for the three months ended March 31, 2001, representing a $1.5 million or 9.4% decrease from the $15.9 million total recorded during the same period last year. While a portion of the decline is attributed to the drop in sales volumes, resulting in lower commission expense, the majority of the reduction reflects the initial effects of the Company’s cost savings plan. During the first quarter of 2001, the Company realized $1.5 million in savings as compared to the first quarter of 2000 from lower payroll related costs due to the reduction in overhead personnel, as well as reductions in discretionary spending areas such as consulting, recruiting, and travel expenses.

Restructuring Charge

During the three months ended March 31, 2001, the Company’s new management team expanded the restructuring program initiated in the fourth quarter of 2001 to include the closure or consolidation of additional facilities and identification of additional employees for separation. As a result, the Company recorded a pre-tax charge of $3.4 million during the first quarter. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)

Goodwill Amortization

The reduction in goodwill amortization in comparison to the three months ended March 31, 2000 reflects the write-off of goodwill recorded in the fourth quarter of 2000.

Interest Expense, net

The Company incurred net interest expense of $6.5 million for the three months ended March 31, 2001, an increase of $3.0 million in comparison to interest expense during the same period last year. That increase is due primarily to default and waiver fees charged by the Company’s senior lenders during the current quarter.

Liquidity and Capital Resources

Cash flows provided by (used in) (dollars in thousands):

	Three Months Ended
	March 31,

	2001	2000

Operating activities	$(953)	$(394)

Investing activities	$(301)	$(6,195)

Financing activities	$(386)	$6,589

TeleSpectrum Worldwide Inc. and Subsidiaries

Three Months Ended March 31, 2001

The Company’s cash flows from operations resulted in a $1.0 million use of cash, reflecting a $2.0 million loss for the period before $8.1 million in non-cash charges for depreciation and amortization, the restructuring charge, and the provision for bad debts. Working capital during the period remained fairly constant, resulting in a $1.0 million reduction, representing the net effect of the changes in current assets and liabilities.

Cash used in investing activities reflects capital expenditures for property and equipment, primarily technology related.

Cash used in financing activities reflects the Company’s net borrowings under its credit facilities, used to fund operations and capital expenditures.

On April 16, 2001, the Company signed an amended and restated credit agreement with its bank group, which matures on July 1, 2002 and replaces the former agreement, dated June 30, 1999 (see Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this report). Based on the terms of that agreement, the Company has classified related amounts outstanding as long-term liabilities in the accompanying condensed consolidated balance sheets. In addition, during the fourth quarter of 2000, the Company initiated a cost reduction program designed to reduce costs by $15.0 million annually, through closing under utilized customer contact centers, reducing overhead, and reducing telecommunications costs, of which $10.0 million is expected to be realized during 2001. During the first quarter of 2001, the new management team expanded upon that initiative by identifying another $5.0 million in annual savings through further closure/consolidation of customer contact centers and overhead reductions, of which $2.0 to $3.0 million is expected to be realized in 2001. During the first quarter of 2001, management estimates that approximately $3.5 million of savings were realized in connection with these initiatives.

As a result, management believes that the working capital needs of the Company through July 1, 2002 will be provided by the cash generated from ongoing operations and the Amended Agreement. However, there can be no assurance that the Company will be able to comply with the amended covenants through July 1, 2002 or refinance the Amended Agreement by that date.

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

The $6.6 million of net cash provided by financing activities consisted primarily of $6.2 million of net borrowings related to long-term debt.

TeleSpectrum Worldwide Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2001, the Company had approximately $125 million outstanding under term and working capital advances with its senior bank group. Interest on those facilities was based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the facilities at March 31, 2001, the Company would be required to pay an additional $1.2 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, the Company has placed two derivative financial instruments known as interest rate caps each with notional amounts of $25.1 million as of March 31, 2001. Under the terms of the interest rate cap agreements, the Company would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts. The interest rate cap agreements expire on September 30, 2002. These interest rate caps were required under the terms of the former credit facilities. The three-month LIBOR interest rate was approximately 4.9% at March 31, 2001. (See Note 5 of the Condensed Consolidated Financial Statements included elsewhere in this report.)

The Amended Agreement bears interest at a base rate that varies (8.0% at April 16, 2001), plus a margin of 1.54%. As defined in the Amended Agreement, the base rate is the higher of the bank’s prime rate or 50 basis points above the Federal Funds Rate.

Foreign Currency Risk

The Company has subsidiaries in Canada and the United Kingdom, which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these subsidiaries from local currencies to US dollars affects year-over-year comparability of our operating results. Gains and losses on translation are recorded as a separate component of stockholders’ equity.

Approximately $6.4 million has been loaned to our Canadian subsidiary. The loan proceeds have been converted to Canadian dollars. Under the terms of the amended and restated credit agreement, large principal payments due in 2002 may require conversion of all or a portion of our Canadian dollar loan to US dollars. An unfavorable change in the Canadian dollar exchange rate at the time of the conversion could cause a foreign currency exchange loss. At this time, the Company does not believe that such a conversion would be required. The other foreign subsidiaries are limited in their operations and the level of investment by the parent company so that risk of foreign currency fluctuations is not expected to be material.

PART II - OTHER INFORMATION

TeleSpectrum Worldwide Inc. and Subsidiaries

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

See Note 1 and Note 5 of the Condensed Consolidated Financial Statements included elsewhere in this report.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Form 8-K

On January 23, 2001, the Company reported on Form 8-K with regards to Item 5 announcing the approval of a restructuring plan.

On February 15, 2001, the Company reported on Form 8-K with regards to Item 5 and Item 7 upon entering into a Limited Consent & Waiver with its banking group.

On February 22, 2001, the Company reported on Form 8-K with regards to Item 5 announcing management changes.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TeleSpectrum Worldwide Inc.

(Registrant)

Date: May 14, 2001	/s/ J. Peter Pierce

J. Peter Pierce TeleSpectrum Worldwide Inc. President & Chief Executive Officer

Date: May 14, 2001	/s/ Kurt Dinkelacker

Kurt Dinkelacker TeleSpectrum Worldwide Inc. Chief Financial Officer