Form 10-Q
period 2001-06-30
TELESPECTRUM WORLDWIDE INC
filed 2001-08-20
CIK 1014960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-Q (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

                                            NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS           ON WHICH REGISTERED
                       NONE                          NONE

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

                                   YES [X] NO [ ]

The number of outstanding shares of the Registrant's Common Stock on August 10, 2001, was 33,076,073.

                  TeleSpectrum Worldwide Inc. and Subsidiaries

                  TABLE OF CONTENTS                                       PAGES
                  -----------------                                       -----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

   Condensed Consolidated Balance Sheets as of
      June 30, 2001 and December 31, 2000                                      3

   Condensed Consolidated Statements of Operations
      For the Three Months Ended June 30, 2001 and 2000 and
      For the Six Months Ended June 30, 2001 and 2000                          4

   Condensed Consolidated Statements of Cash Flows
      For the Six Months Ended June 30, 2001 and 2000                          5

   Notes to Condensed Consolidated Financial Statements                     6-13

Item 2. Management's Discussion and Analysis of Results of Operations      14-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk            26


PART II - OTHER INFORMATION

Items 1 to 3.                                                                 27

Item 4. Submission of Matters to a Vote of Security Holders                   27

Item 5.                                                                       27

Item 6. Exhibits and Reports on Form 8-K                                      27

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                    (In Thousands - Except Per Share Amounts)

                                                                        June 30,       December 31,
                                                                          2001             2000
                                                                       ---------       -----------
                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                           $   3,858         $   5,258
   Accounts receivable, net                                               46,426            54,745
   Prepaid expenses and other                                              3,455             6,173
                                                                       ---------         ---------
      Total current assets                                                53,739            66,176

PROPERTY AND EQUIPMENT, net                                               31,724            39,967

INTANGIBLES AND GOODWILL, net                                             14,425            15,003

OTHER NONCURRENT ASSETS                                                    2,222             3,721
                                                                       ---------         ---------
      Total Assets                                                     $ 102,110         $ 124,867
                                                                       =========         =========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                                $   1,550         $   3,844
   Accounts payable                                                       13,641            15,457
   Accrued expenses                                                       25,981            34,339
   Other current liabilities                                                 265             1,086
                                                                       ---------         ---------
      Total current liabilities                                           41,437            54,726
                                                                       ---------         ---------

LONG-TERM DEBT                                                           141,700           132,413
                                                                       ---------         ---------

OTHER NONCURRENT LIABILITIES                                              18,249             2,001
                                                                       ---------         ---------
STOCKHOLDERS' DEFICIT:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, no shares issued or outstanding                              -                 -
   Common stock, $.01 par value, 200,000,000 shares                          400               400
      authorized, 40,022,656 shares issued and 33,076,073
      shares outstanding at June 30, 2001 and December 31, 2000
Additional paid-in capital                                               339,099           339,099
Common stock purchase warrants                                             7,840             7,840
Treasury stock, 6,946,583 shares at cost                                 (48,810)          (48,810)
Accumulated deficit                                                     (395,285)         (360,524)
Due from stockholders                                                       (952)             (952)
Cumulative currency translation adjustment                                (1,568)           (1,326)
                                                                       ---------         ---------
   Total stockholders' deficit                                           (99,276)          (64,273)
                                                                       ---------         ---------
   Total liabilities and stockholders' deficit                         $ 102,110         $ 124,867
                                                                       =========         =========

            See Notes to Condensed Consolidated Financial Statements

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands - Except Per Share Amounts)

                                                            Three Months Ended                   Six Months Ended
                                                       ---------------------------         ---------------------------
                                                        June 30,          June 30,          June 30,          June 30,
                                                          2001              2000              2001              2000
                                                       ---------         ---------         ---------         ---------
REVENUES                                               $  57,523         $  79,259         $ 120,338         $ 157,939
                                                       ---------         ---------         ---------         ---------
OPERATING EXPENSES:
   Cost of services                                       43,444            60,049            91,270           121,587
   Selling, general and administrative                    12,857            18,007            27,821            33,882
   Restructuring charge and other                            689                 -             4,038                 -
   Goodwill amortization                                     288             1,942               578             3,940
                                                       ---------         ---------         ---------         ---------

      Total operating expenses                            57,278            79,998           123,707           159,409
                                                       ---------         ---------         ---------         ---------

      Operating income (loss)                                245              (739)           (3,369)           (1,470)

INTEREST EXPENSE, net                                      4,634             3,893            11,106             7,380
                                                       ---------         ---------         ---------         ---------

Loss before income taxes, minority interest and
extraordinary loss                                        (4,389)           (4,632)          (14,475)           (8,850)

MINORITY INTEREST                                              -               697                 -             1,006

INCOME TAXES                                                   -                 -                 -                 -

EXTRAORDINARY LOSS ON EARLY
EXTINGUISHMENT OF DEBT, net of tax
effect of $0                                             (20,286)                -           (20,286)                -
                                                       ---------         ---------         ---------         ---------

Net Loss                                               $ (24,675)        $  (3,935)        $ (34,761)        $  (7,844)
                                                       =========         =========         =========         =========

Loss Per Share (Basic and Diluted)
   Before Extraordinary Loss                           $   (0.14)        $   (0.12)        $   (0.45)        $   (0.25)
   Extraordinary Loss                                      (0.64)                -             (0.64)                -
                                                       ---------         ---------         ---------         ---------
   Net Loss                                            $   (0.78)        $   (0.12)        $   (1.09)        $   (0.25)
                                                       =========         =========         =========         =========

Weighted-Average Shares Outstanding
   Basic                                                  31,795            31,527            31,795            31,490
                                                       =========         =========         =========         =========
   Diluted                                                31,795            31,527            31,795            31,490
                                                       =========         =========         =========         =========

            See Notes to Condensed Consolidated Financial Statements

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (unaudited)
                             (Dollars in Thousands)

                                                                         Six Months Ended
                                                                   ------------------------------
                                                                   June 30, 2001    June 30, 2000
                                                                   -------------    -------------
Cash Flows From Operating Activities:
   Net loss                                                           $(34,761)        $ (7,844)
   Adjustments to reconcile net loss to net cash
    flows from operating activities:
       Depreciation and amortization                                     7,777           12,815
       Provision for bad debts                                           1,234            1,179
       Restructuring charge and other                                    3,910
       Extraordinary loss                                               20,286
       Minority interest                                                               (1,006)
       Gain on sale of assets and other                                   (172)              50
       Changes in operating assets and liabilities
        net of acquisitions:
          Accounts receivable                                            7,119            7,581
          Prepaid expenses and other                                     3,202           (7,090)
          Accounts payable                                              (1,816)             366
          Accrued and other liabilities                                 (7,921)          (1,105)
                                                                      --------         --------

           Net cash provided by (used in) operating activities          (1,142)           4,946
                                                                      --------         --------

Cash Flows From Investing Activities:
   Purchases of property and equipment                                    (497)         (11,697)
   Proceeds from disposal of assets                                      1,120
                                                                      --------         --------

           Net cash provided by (used in) investing activities             623          (11,697)
                                                                      --------         --------

Cash Flows From Financing Activities:
   Exercise of stock options and sale of common stock                        -            1,045
   Debt issuance costs                                                  (1,538)            (402)
   Net borrowings on credit facilities                                     999            8,380
   Net payments of capital lease obligations                              (342)            (365)
                                                                      --------         --------
           Net cash provided by (used in) financing activities            (881)           8,658
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                    (1,400)           1,907
Cash and cash equivalents, beginning of period                           5,258                -
                                                                      --------         --------

Cash and cash equivalents, end of period                              $  3,858         $  1,907
                                                                      ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period                                       $  7,134         $  6,285
                                                                      ========         ========
Income taxes paid during the period                                   $      -         $      -
                                                                      ========         ========

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

These condensed consolidated financial statements include the accounts of TeleSpectrum Worldwide Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Condensed Consolidated Financial Statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2001, the Company had a stockholders' deficit of $99.3 million, and incurred a net loss of approximately $34.8 million during the six-month period then ended. Prior to amending its credit agreement on April 16, 2001 (see Note 5), the Company was unable to meet required debt service payments with its lenders, requiring a number of amendments to its loan agreements, financial covenant waivers and deferral of scheduled principal and interest payments. The amended agreement, which matures on July 1, 2002, allowed partial interest deferrals and required compliance with stipulated covenants, including revenue, EBITDA (earnings before interest, income taxes, depreciation, amortization and charges for nonrecurring items) and interest coverage targets based on the Company's business plan for 2001. Due to recent downward revisions to that plan for the second half of 2001, the Company amended the credit agreement effective July 31, 2001, to defer a greater percentage of the interest payable, waive future compliance with certain non-financial provisions of the agreement, and modify certain financial covenants. If the Company fails to maintain compliance with any such covenants, or otherwise experiences an event of default, all amounts outstanding would be due and payable upon demand.

Beginning in the fourth quarter of 2000 and continuing into 2001, the Company has focused on reducing costs, primarily through closing under utilized customer contact centers, reducing overhead, and reducing telecommunications costs. In connection with these initiatives, during the fourth quarter of 2000 and through June 30, 2001, the Company has recorded an aggregate of $14.3 million in restructuring charges. Through June 30, 2001, the Company has identified approximately $20.0 million in annualized savings of which management estimates approximately $8.6 million has been realized during the first six months of 2001.

                  TeleSpectrum Worldwide Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (con't)

Management believes that the working capital needs of the Company through July 1, 2002 will be provided by the cash generated from these costs reduction initiatives, ongoing operations and the amended agreement. However, there can be no assurance that the Company will be able to comply with the amended covenants through July 1, 2002 or refinance the amended agreement by that date. Therefore, these factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying values or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Based on the terms of the amended agreement, the Company has classified amounts related to such credit facilities as long-term liabilities in the accompanying condensed consolidated balance sheets.


2. NEW ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's financial statements.

In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," were issued. These standards change the accounting principles governing business combinations, goodwill and other intangible assets by, among other things, requiring the use of the purchase method in accounting for business combinations and eliminating the requirement to amortize goodwill. These standards will become effective for the Company beginning in the first quarter of 2002. At June 30, 2001, the Company had $1.5 million of goodwill related to its e-Satisfy segment. Other than discontinuing goodwill amortization, the Company has not determined the effect of these new standards on its financial statements.

3. LOSS PER SHARE:

Basic loss per share assumes no dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. 1,280,676 shares of common stock have been excluded from the basic loss per share calculation because they are held in escrow. Diluted loss per share reflects the effect of common shares issuable upon the exercise of stock options and warrants, but only if the effect is dilutive. The loss per share was calculated separately for the extraordinary item.

                  TeleSpectrum Worldwide Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (con't)

4. RESTRUCTURING CHARGES AND OTHER:

During the fourth quarter of 2000, as part of its continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations, enhance results of operations and improve cash flow, by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded a pre-tax charge of $10.3 million in 2000 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During the six months ended June 30, 2001, the Company's new management team expanded the restructuring plan to include the closure or consolidation of additional facilities and identification of additional workforce reductions. As a result, the Company recorded a similar pre-tax charge of $4.0 million during that period. The following summarizes the costs and liabilities associated with the Company's restructuring plan through June 30, 2001 (in thousands):

                                                      Balance as                                Balance as of
                                                      of December     Additional                   June 30,
                                                       31, 2000         Charge       Payments        2001
                                                      -----------     ----------     --------   -------------
Obligations assumed on
   closed leased facilities, net                        $5,659          $1,043        $  896        $5,806

Severance and employee
   related costs                                         1,670           2,018         2,320         1,368

Other                                                      125             128           253             -
                                                        ------          ------        ------        ------

Total Restructuring Accrual                             $7,454          $3,189 (1)    $3,469        $7,174
                                                        ======          ======        ======        ======

(1) Excludes $849 of impairment for fixed assets idled as a result of call center and overhead office closures, including owned equipment, furniture, computer hardware and software and leasehold improvements. No cash payments will be made in connection with the charge related to the impairment of fixed assets.

Accrued liabilities for closed facilities of $5.8 million as of June 30, 2001 relate to leased customer contact center locations that have been or will be closed in connection with the Company's restructuring plan. The amount is computed as the remaining contractual obligations in each closed center, net of estimated income from subletting.

Employee separation costs relate to both administrative personnel at the closed customer contact centers and corporate personnel, affecting all functional areas. Approximately 321 employees have been separated as part of the Company's restructuring plan through June 30, 2001. The accrual of $1.4 million as of June 30, 2001 relates to ongoing severance payments in accordance with the severance obligations for these employees.

The restructuring charge during the six months ended June 30, 2001 impacted our Teleservices segment by $2.2 million, with the balance affecting the Company's general corporate operations.

                  TeleSpectrum Worldwide Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (con't)

5. CREDIT FACILITIES:

Borrowings from Senior Bank Group

On April 16, 2001, the Company signed an amended and restated credit agreement (the "Credit Agreement") with its bank group whereby all amounts outstanding under the former agreement's term notes (Notes A, B and C), $35.0 million of the working capital revolver, and accrued incremental interest and waiver fees were converted into one term loan, totaling $120.6 million. The term loan bears interest at a base rate plus an applicable margin, as defined (8.29% at June 30, 2001), and matures July 1, 2002. The remaining $10.0 million commitment under the former agreement's working capital revolver carries forward to the Credit Agreement; however, borrowings cannot exceed 65% of eligible receivables, as defined. As of June 30, 2001, the Company had $0.3 million available under the revolver. As of July 16, 2001, there was no availability under the revolver.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. The Credit Agreement contains covenants that require the maintenance of an interest coverage ratio, impose minimum revenue and EBITDA targets, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The Credit Agreement allowed the Company to convert 50% of the $2.7 million in accrued interest at April 16, 2001 into a deferred interest note, which bears the same interest rate and maturity date as the term loan. Interest payments under the Credit Agreement are due monthly; however, at the discretion of the Company, 25% of the monthly interest payments through December 31, 2001 may be deferred and converted into deferred interest notes. To the extent interest is deferred, a like amount will be paid and applied against the working capital revolver, and this portion of the revolver can only be used to pay down specified categories of trade payables.

Under certain circumstances, the Company may be required to make mandatory principal payments. In general, mandatory prepayments are required upon certain triggering events, such as the sale of assets, issuance of debt or equity securities, or the receipt of insurance proceeds or similar events. In addition, when the Company generates excess cash flow, as defined, such amounts, exceeding certain thresholds, must be used to repay amounts outstanding under the Credit Agreement.

The Credit Agreement requires that the Company pay certain fees periodically through maturity or termination of the agreement. The unused portion of the working capital revolver is subject to an annual commitment fee of 25 basis points payable quarterly. An agent's fee of 25 basis points of the aggregate amount of the facilities was incurred upon signing the Credit Agreement, will be incurred annually thereafter, and is payable at maturity or termination of the agreement. The Company was also charged a restructuring fee of 15% of the aggregate amount of the facilities on April 16, 2001, payable at maturity or termination of the agreement. In the event the Company repays in full all obligations due under the Credit Agreement prior to maturity, the restructuring fee

                  TeleSpectrum Worldwide Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (con't)

will be reduced to 10.0% or 12.5% if the early payoff is prior to September 30, 2001 or December 31, 2001, respectively.

The Credit Agreement results in substantially different terms and cash flows than the previous agreement. As a result, this transaction has been accounted for and reported in the same manner as a debt extinguishment. A $20.3 million extraordinary loss on the early extinguishment of debt was recorded in April 2001, reflecting the write-off of deferred issuance costs related to the previous agreement and the recognition of restructuring and other fees charged by the bank group related to the Credit Agreement, as described above. In addition, approximately $1.5 million in third party fees were paid relating to the Credit Agreement, which have been deferred and are being amortized using the effective interest method through maturity.

The Credit Agreement requires compliance with stipulated covenants based on the Company's business plan for 2001. Due to recent downward revisions to that plan for the second half of 2001, the Company amended the Credit Agreement effective on July 31, 2001, (the "Amended Agreement"). The Amended Agreement permits the Company to defer 100% of the total interest otherwise due during the third quarter of 2001 and 50% of the interest otherwise due during the fourth quarter of 2001. Any amounts so deferred will be converted to deferred interest notes. The Amended Agreement also waives future compliance with certain non-financial provisions of the agreement, modifies certain financial covenants, and requires the Company to take certain other actions by specified dates. In addition, the Amended Agreement removes the provision that required an amount equal to the deferred interest to be paid and applied against the working capital revolver and that required that this portion of the revolver be used only to pay down specified categories of trade payables.

The Company incurred a waiver fee of 25 basis points of the aggregate amount of the facilities upon signing the Amended Agreement, payable at maturity or termination of the Amended Agreement.


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

                  TeleSpectrum Worldwide Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (con't)

e-Satisfy Debt

On April 9, 2001, the Company amended its $2.2 million non-interest bearing note payable to the former principals of TARP. The amended notes bear interest at 10% from June 30, 2000 and require principal payments of $50,000 per month through March 2002 and $40,000 per month through August 2002, at which time the remaining balance of $1.5 million is payable in full.


6. COMPREHENSIVE LOSS:

The Company's comprehensive loss includes net loss and unrealized losses from foreign currency translation. Total comprehensive loss for the six months ended June 30, 2001 and 2000 was $35.0 million and $8.1 million, respectively, and for the three months ended June 30, 2001 and 2000 was $24.7 million and $4.2 million, respectively.


7. SEGMENTS:

The Company redefined its segments during the second quarter 2001 and restated all prior periods to conform with the current presentation.

The Company now classifies its continuing operations into two segments:
Teleservices and e-Satisfy. These two operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. The business segments are described in further detail below. Segment assets include amounts specifically identified with the Teleservices and e-Satisfy segments. Corporate assets consist primarily of property and equipment and the goodwill and other intangibles related to business combinations.

The Teleservices Segment provides both business-to-consumer and business-to-business telemarketing services, which are primarily direct sales initiated by the Company on behalf of its clients, as well as customer service expertise to its clients. The Company's customer service expertise includes the more traditional inbound services of customer care support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients.

The e-Satisfy segment performs baseline and tracking customer satisfaction surveys for both Internet and traditional companies.

Corporate operations include the selling, general and administrative functions of the Company.

                  TeleSpectrum Worldwide Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (con't)

Business segment information is as follows (in thousands):

                                    Three Months Ended                   Six Months Ended
                                ---------------------------         ---------------------------
                                 June 30,          June 30,          June 30,          June 30,
                                   2001              2000              2001              2000
                                ---------         ---------         ---------         ---------
Revenues:
   Teleservices                 $  56,221         $  77,602         $ 117,425         $ 154,697
   e-Satisfy                        1,302             1,657             2,913             3,242
                                ---------         ---------         ---------         ---------

      Total                     $  57,523         $  79,259         $ 120,338         $ 157,939
                                =========         =========         =========         =========

Operating income (loss):
   Teleservices                 $  11,791         $  16,807         $  23,746         $  31,497
   e-Satisfy                          (39)              461               (91)              915
   Corporate                      (11,507)          (18,007)          (27,024)          (33,882)
                                ---------         ---------         ---------         ---------

      Total                     $     245         $    (739)        $  (3,369)        $  (1,470)
                                =========         =========         =========         =========


                                                     June 30,      December 31,
                                                       2001           2000
                                                     --------      ------------
Total assets:
   Teleservices                                      $ 86,290        $109,486
   e-Satisfy                                            4,556           5,216
   Corporate                                           11,264          10,165
                                                     --------        --------

      Total                                          $102,110        $124,867
                                                     ========        ========


Information About Major Customers

The following table summarizes those customers from which the Company derived revenues in excess of 10% of total revenue for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000:


                       Three Months Ended                  Six Months Ended
                    -----------------------            ------------------------
                    June 30,         June 30,          June 30,         June 30,
                     2001             2000               2001             2000
                    -------          ------            -------          -------
Customer 1           13.6%            9.7%              13.3%            10.6%
Customer 2           12.3%            7.4%              11.1%             5.4%

                  TeleSpectrum Worldwide Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements (con't)

8. SUBSEQUENT EVENT:

Effective on July 31, 2001, the Company amended its credit agreement with its bank group. (See Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company's business strategy, including its use of cash and cash equivalents; reliance on certain customers; projected capital expenditures; liquidity; increased sales in future periods; the continuation of fluctuations in results of operations, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words such as "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:


--   our significant debt service obligations;

--   our need to obtain additional financing to pursue our business objectives;

-- our increased debt restricting our ability to obtain financing or pursue other business objectives;

-- our results of operations are sometimes dependent on one or more significant clients;

-- adverse effects on results of operations if we do not maintain sufficient capacity utilization;

-- adverse effects on our Company if we do not obtain and implement new or enhanced technology;

-- adverse effects on our results of operations if we do not avoid high personnel turnover;

--   our reliance on telecommunications companies;

--   changes in laws regulating our industry;

-- fluctuations in quarterly operating results causing our stock price to change; and

-- events directly or indirectly relating to our Company causing our stock price to be volatile.


BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2001, the Company had a stockholders' deficit of $99.3 million, and incurred a net loss of approximately $34.8 million during the six-month period then ended. Prior to amending its credit agreement on April 16, 2001 (see Note 5) the Company was unable to meet required debt service payments with its lenders, requiring a number of amendments to its loan agreements, financial covenant waivers and deferral of scheduled principal and interest payments. The amended agreement, which matures on July 1, 2002, allowed partial interest deferrals and requires compliance with stipulated covenants, including revenue, EBITDA (earnings before interest, income taxes, depreciation, amortization and charges for nonrecurring items) and interest coverage targets based on the Company's business plan for 2001. Due to recent downward revisions to that plan for the second half of 2001, the Company amended the credit agreement effective on July 31, 2001, to defer a greater percentage of the interest payable, waive future compliance with certain non-financial provisions of the agreement, and modify certain financial covenants. If the Company fails to maintain compliance with any such covenants, or otherwise experiences an event of default, all amounts outstanding would be due and payable upon demand.

Beginning in the fourth quarter of 2000 and continuing into 2001, the Company has focused on reducing costs, primarily through closing under utilized customer contact centers, reducing overhead, and reducing telecommunications costs. In connection with these initiatives, during the fourth quarter of 2000 and through June 30, 2001, the Company has recorded an aggregate of $14.3 million in restructuring charges. Through June 30, 2001, the Company has identified approximately $20.0 million in annualized savings of which management estimates approximately $8.6 million has been realized during the first six months of 2001.

Management believes that the working capital needs of the Company through July 1, 2002 will be provided by the cash generated from these costs reduction initiatives, ongoing operations and the amended agreement. However, there can be no assurance that the Company will be able to comply with the amended covenants through July 1, 2002 or refinance the amended agreement by that date. Therefore, these factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying values or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Based on the terms of the amended agreement, the Company has classified amounts related to such credit facilities as long-term liabilities in the accompanying condensed consolidated balance sheets.


RECENT DEVELOPMENTS AND OVERVIEW

New Management

On January 3, 2001, the Company announced that J. Peter Pierce had joined the Company as Chairman and Chief Executive Officer. Mr. Pierce was formerly the President and Chief Operating Officer of Iron Mountain, Inc. following its merger in February 2000 with Pierce Leahy Corp, where he had held the position of President and CEO. Also joining the Company at that time were Christopher J. Williams as Chief Operating Officer and Joseph A. Nezi as Executive Vice President of Business Development. Both were former members of Iron Mountain's and Pierce Leahy's senior management teams where they held similar positions.

Restructuring Program

During the fourth quarter of 2000, as part of its continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan (cost reduction plan) designed to streamline operations, enhance results of operations and improve cash flow, by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded a pre-tax charge of $10.3 million in 2000 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During the six months ended June 30, 2001, the Company's new management team expanded the restructuring plan to include the closure or consolidation of additional facilities and identification of additional workforce reductions. As a result, the Company recorded a similar pre-tax charge of $4.0 million during that period. During the six months ended June 30, 2001, management estimates that approximately $8.6 million in savings have been realized. Management believes these initiatives, along with the signing of the Amended Agreement effective on July 31, 2001, will help stabilize the business and provide the changes needed to position the Company for long-term success. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)


Amended and Restated Credit Facilities

On April 16, 2001, the Company signed an amended and restated credit agreement (the "Credit Agreement") with its bank group whereby all amounts outstanding under the former agreement's term notes (Notes A, B and C), $35.0 million of the working capital revolver, and accrued incremental interest and waiver fees were converted into one term loan, totaling $120.6 million. The term loan bears interest at a base rate plus an applicable margin, as defined (8.29% as of June 30, 2001), and matures July 1, 2002. The remaining $10.0 million commitment under the former agreement's working capital revolver carries forward to the Credit Agreement; however, borrowings cannot exceed 65% of eligible receivables, as defined. As of June 30, 2001, the Company had $0.3 million available under the revolver. As of July 16, 2001, there was no availability under the revolver.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. The Credit Agreement contains covenants that require the maintenance of an interest coverage ratio, impose minimum revenue and EBITDA targets, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The Credit Agreement allowed the Company to convert 50% of the $2.7 million in accrued interest at April 16, 2001 into a deferred interest note, which bears the same interest rate and maturity date as the term loan. Interest payments under the Credit Agreement are due monthly; however, at the discretion of the Company, 25% of the monthly interest payments through December 31, 2001 may be deferred and converted into deferred interest notes. To the extent interest is deferred, a like amount will be paid and applied against the working capital revolver, and this portion of the revolver can only be used to pay down specified categories of trade payables.

Under certain circumstances, the Company may be required to make mandatory principal payments. In general, mandatory prepayments are required upon certain triggering events, such as the sale of assets, issuance of debt or equity securities, or the receipt of insurance proceeds or similar events. In addition, when the Company generates excess cash flow, as defined, such amounts, exceeding certain thresholds, must be used to repay amounts outstanding under the Credit Agreement.

The Credit Agreement requires that the Company pay certain fees periodically through maturity or termination of the agreement. The unused portion of the working capital revolver is subject to an annual commitment fee of 25 basis points payable quarterly. An agent's fee of 25 basis points of the aggregate amount of the facilities was incurred upon signing the Credit Agreement, will be incurred annually thereafter, and is payable at maturity or termination of the agreement. The Company was also charged a restructuring fee of 15% of the aggregate amount of the facilities on April 16, 2001, payable at maturity or termination of the agreement. In the event the Company repays in full all obligations due under the Credit Agreement prior to maturity, the restructuring fee will be reduced to 10.0% or 12.5% if the early payoff is prior to September 30, 2001 or December 31, 2001, respectively.

The Credit Agreement results in substantially different terms and cash flows than the previous agreement. As a result, this transaction has been accounted for and reported in the same manner as a debt extinguishment. A $20.3 million extraordinary loss on the early extinguishment of debt was recorded in April 2001, reflecting the write-off of deferred issuance costs related to the previous agreement and the recognition of restructuring and other fees charged by the bank group related to the Credit Agreement, as described above. In addition, approximately $1.5 million in third party fees were paid relating to the Credit Agreement, which have been deferred and are being amortized using the effective interest method through maturity.

The Credit Agreement requires compliance with stipulated covenants based on the Company's business plan for 2001. Due to recent downward revisions to that plan for the second half of 2001, the Company amended the Credit Agreement effective on July 31, 2001, (the "Amended Agreement"). The Amended Agreement permits the Company to defer 100% of the total interest otherwise due during the third quarter of 2001 and 50% of the interest otherwise due during the fourth quarter of 2001. Any amounts so deferred will be converted to deferred interest notes. The Amended Agreement also waives future compliance with certain non-financial provisions of the agreement, modifies certain financial covenants, and requires the Company to take certain other actions by specified dates. In addition, the Amended Agreement removes the provision that required an amount equal to the deferred interest to be paid and applied against the working capital revolver and that required that this portion of the revolver be used only to pay down specified categories of trade payables.

The Company incurred a waiver fee of 25 basis points of the aggregate amount of the facilities upon signing the Amended Agreement, payable at maturity or termination of the Amended Agreement.

RESULTS OF OPERATIONS

The following discussions should be read in connection with the Condensed Consolidated Financial Statements contained elsewhere within this report. A comparison of the results of operations follows:

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                      Three Months        As a        Three Months        As a
                                         Ended         Percentage        Ended         Percentage
  (Dollars in Millions)                 June 30,           of           June 30,           of
                                          2001          Revenues          2000          Revenues
                                      ------------     ----------     ------------     ----------
                                                         (Dollars in Millions)
Revenues:
    Teleservices                           $56.2          97.7%           $77.6           97.9%
    e-Satisfy                                1.3           2.3%             1.7            2.1%
                                           -----         -----            -----          -----
Total Revenue                               57.5         100.0%            79.3          100.0%

Cost of services:
    Teleservices                            43.0          76.5%            59.2           76.3%
    e-Satisfy                                0.4          30.8%             0.9           52.9%
                                           -----         -----            -----          -----
Total cost of services                      43.4          75.5%            60.1           75.8%

Selling, general and administrative         12.9          22.4%            18.0           22.7%
Restructuring charge                         0.7           1.2%               -            0.0%
Goodwill amortization                        0.3           0.5%             1.9            2.4%
                                           -----         -----            -----          -----

Total operating expenses                    57.3          99.7%            80.0          100.9%
                                           -----         -----            -----          -----

Operating profit (loss)                    $ 0.2           0.3%           $(0.7)         -0.9%
                                           =====         =====            =====          =====


REVENUES

Total revenues for the three months ended June 30, 2001 were $57.5 million, representing a $21.8 million or 27.4% decline in comparison to the prior year period total of $79.3 million. The decrease resulted from several factors, including management turnover and the current economic climate, which resulted in a 28.1% reduction in overall production volumes. Revenue per hour for the periods was comparable.

Teleservices Segment

Teleservices revenues for the three months ended June 30, 2001 were $56.2 million, representing a $21.4 million or 27.6% decline in comparison to the prior year period total of $77.6 million. The decrease is primarily the result of a 28.1% reduction in production volumes, caused by customer in-sourcing and the end of certain customer programs.

e-Satisfy Segment

e-Satisfy revenues for the three months ended June 30, 2001 were $1.3 million, which decreased 21.4% from $1.7 million for the three months ended June 30, 2000.


COST OF SERVICES

Cost of services for the three months ended June 30, 2001 were $43.4 million, representing a $16.7 million or 27.7% decline in comparison to the prior year period total of $60.1 million. As a percentage of total revenues, cost of services improved slightly from 75.8% during the second quarter of 2000 to 75.5% during the second quarter of 2001. This reflects the effects of the Company's cost reduction plan, including reductions in both variable production costs and fixed customer contact center costs, offset by the effects of lower volume.

Teleservices Segment

Teleservices cost of services for the three months ended June 30, 2001 were $43.0 million, representing a $16.2 million or 27.6% decline in comparison to the prior year period total of $59.2 million. Total cost of services in this segment increased slightly from 76.3% to 76.5% of revenues. The Company estimates it realized approximately $4.0 million in cost savings during the second quarter of 2001 related to the cost reduction plan, resulting from lower telecommunications rates and lower fixed center costs, due to the closures of customer contact centers this year. As a percentage of revenues, variable production costs decreased slightly due to the effects of the cost reduction program, which were offset by the additional cost of maintaining staff levels in anticipation of work. Those savings, however, were offset by the effects of the 27.6% lower revenue base, leaving fixed customer contact center costs constant for both periods, as a percentage of revenues.

e-Satisfy Segment

e-Satisfy cost of services decreased as a percentage of revenues from 52.9% for the second quarter 2000 to 30.8% for the same period in 2001 due primarily to salary reductions related to the restructuring of this segment during the fourth quarter of 2000.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $12.9 million for the three months ended June 30, 2001, representing a $5.1 million or 28.6% decrease from the $18.0 million total recorded during the same period last year. While a portion of the decline is attributed to the drop in sales volumes, resulting in lower commission expense, the majority of the reduction reflects the effects of the Company's cost reduction plan. During the second quarter of 2001, the Company estimates that it realized approximately $1.1 million in savings related to the cost reduction plan, from lower payroll related costs due to the reduction in overhead personnel, as well as reductions in discretionary spending areas such as consulting, recruiting, and travel expenses.


RESTRUCTURING CHARGE

During the three months ended June 30, 2001, the Company's new management team expanded the restructuring program initiated in the fourth quarter of 2000 to include the identification of additional workforce reductions. As a result, the Company recorded a pre-tax charge of $0.7 million during the second quarter. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)


GOODWILL AMORTIZATION

The reduction in goodwill amortization in comparison to the three months ended June 30, 2000 reflects the write-off of goodwill recorded in the fourth quarter of 2000.


INTEREST EXPENSE, net

The Company incurred net interest expense of $4.6 million for the three months ended June 30, 2001, an increase of $0.7 million in comparison to interest expense during the same period last year. This increase is due primarily to the increase in principal on the Company's debt.


EXTRAORDINARY ITEM

In connection with the amended Credit Agreement, the Company recorded a $20.3 million extraordinary loss on the early extinguishment of debt, reflecting the write-off of deferred issuance costs related to the previous agreement and the recognition of fees charged by the bank group related to the Credit Agreement.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                         Six Months        As a        Six Months        As a
                                           Ended        Percentage       Ended        Percentage
   (Dollars in Millions)                  June 30,          of          June 30,          of
                                            2001         Revenues         2000         Revenues
                                         ----------     ----------     ----------     ----------
                                                         (Dollars in Millions)
Revenues:
   Teleservices                            $117.4           97.6%        $154.7           98.0%
   e-Satisfy                                  2.9            2.4%           3.2            2.0%
                                           ------         ------         ------         ------
Total Revenue                               120.3          100.0%         157.9          100.0%

Cost of services:
   Teleservices                              90.4           77.0%         119.8           77.4%
   e-Satisfy                                  0.9           31.0%           1.8           56.3%
                                           ------         ------         ------         ------

Total cost of services                       91.3           75.8%         121.6           77.0%

Selling, general and administrative          27.8           23.1%          33.9           21.5%
Restructuring charge                          4.0            3.4%             -            0.0%
Goodwill amortization                         0.6            0.5%           3.9            2.5%
                                           ------         ------         ------         ------

Total operating expenses                    123.7          102.8%         159.4          100.9%
                                           ------         ------         ------         ------

Operating loss                             $ (3.4)          -2.8%        $ (1.5)          -0.9%
                                           ======         ======         ======         ======


REVENUES

Total revenues for the six months ended June 30, 2001 were $120.3 million, representing a $37.6 million or 23.8% decline in comparison to the prior year period total of $157.9 million. The decrease resulted from several factors, including management turnover and the current economic climate, which resulted in a 21.9% reduction in overall production volumes. Revenue per hour for the periods was comparable.

Teleservices Segment

Teleservices revenues for the six months ended June 30, 2001 were $117.4 million, representing a $37.3 million or 24.1% decline in comparison to the prior year period total of $154.7 million. The decrease is primarily the result of a 21.9% reduction in production volumes, caused by customer in-sourcing and the end of certain customer programs.

e-Satisfy Segment

e-Satisfy revenues for the six months ended June 30, 2001 were $2.9 million, which decreased 9.4% from $3.2 million for the six months ended June 30, 2000.


COST OF SERVICES

Cost of services for the six months ended June 30, 2001 were $91.3 million, representing a $30.3 million or 24.9% decline in comparison to the prior year period total of $121.6 million. As a percentage of total revenues, cost of services improved from 77.0% during the first half of 2000 to 75.8% during the first half of 2001. This reflects the effects of the Company's cost reduction plan, including reductions in both variable production costs and fixed customer contact center costs offset by the effects of lower volume.

Teleservices Segment

Teleservices cost of services for the six months ended June 30, 2001 were $90.4 million, representing a $29.4 million or 24.5% decline in comparison to the prior year period total of $119.8 million. Total cost of services in this segment decreased slightly from 77.4% to 77.0% of revenues. The Company estimates it realized approximately $6.0 million in cost savings during the first half of 2001 related to the cost reduction plan, resulting from lower telecommunications rates and lower fixed center costs, due to the closures of customer contact centers this year. Although those savings were considerably offset by the effects of the 24.1% lower revenue base, fixed customer contact center costs decreased as a percentage of revenues from approximately 26.5% for the six months ended June 30, 2000 to 24.6% for the same period in 2001.

e-Satisfy Segment

e-Satisfy cost of services decreased as a percentage of revenues from 56.3% for the first half of 2000 to 31.0% for the same period in 2001 due primarily to salary reductions related to the restructuring of this segment during the fourth quarter of 2000.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $27.8 million for the six months ended June 30, 2001, representing a $6.1 million or 17.9% decrease from the $33.9 million total recorded during the same period last year. While a portion of the decline is attributed to the drop in sales volumes, resulting in lower commission expense, the majority of the reduction reflects the initial effects of the Company's cost reduction plan. During the first six months of 2001, the Company estimates it realized approximately $2.6 million in cost savings related to the cost reduction plan, from lower payroll related costs, resulting from the reduction in overhead personnel, as well as reductions in discretionary spending areas such as consulting, recruiting, and travel expenses.

RESTRUCTURING CHARGE

During the six months ended June 30, 2001, the Company's new management team expanded the restructuring program initiated in the fourth quarter of 2000 to include the identification of additional workforce reductions. As a result, the Company recorded a pre-tax charge of $4.0 million during the first half of 2001. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)


GOODWILL AMORTIZATION

The reduction in goodwill amortization in comparison to the six months ended June 30, 2000 reflects the write-off of goodwill recorded in the fourth quarter of 2000.


INTEREST EXPENSE, net

The Company incurred net interest expense of $11.1 million for the six months ended June 30, 2001, an increase of $3.7 million in comparison to interest expense during the same period last year. That increase is due primarily to default and waiver fees charged by the Company's senior lenders and the increase in principal on the Company's debt.


EXTRAORDINARY ITEM

In connection with the amended Credit Agreement, the Company recorded a $20.3 million extraordinary loss on the early extinguishment of debt, reflecting the write-off of deferred issuance costs related to the previous agreement and the recognition of fees charged by the bank group related to the Credit Agreement.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by (used in) (dollars in thousands):

                                                    Six Months Ended
                                                -------------------------
                                                June 30,         June 30,
                                                  2001             2000
                                                --------         --------
Operating activities                            $ (1,142)        $  4,946
Investing activities                            $    623         $(11,697)
Financing activities                            $   (881)        $  8,658

SIX MONTHS ENDED JUNE 30, 2001

The Company's cash flows from operations resulted in a $1.1 million use of cash, reflecting a $1.5 million loss for the period before $33.2 million in non-cash charges for depreciation and amortization, the restructuring charge, the provision for bad debts, and the extraordinary loss. Working capital during the period remained fairly constant, resulting in a $0.4 million reduction representing the net effect of the changes in current assets and liabilities, as well as a small gain on the sale of assets.

Cash used in investing activities reflects capital expenditures and disposals for property and equipment, primarily technology related.

Cash used in financing activities reflects the Company's net borrowings under its credit facilities, used to fund operations and capital expenditures and the third party costs associated with these borrowings.

On April 16, 2001, the Company signed an amended and restated credit agreement with its bank group, which matures on July 1, 2002 and replaces the former agreement, dated June 30, 1999 (see Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this report). Based on the terms of that agreement, the Company has classified related amounts outstanding as long-term liabilities in the accompanying condensed consolidated balance sheets. This agreement was further amended effective July 31, 2001 as discussed in "Amended and Restated Credit Facilities."

In addition, during the fourth quarter of 2000, the Company initiated a cost reduction plan designed to reduce costs by approximately $15.0 million annually, through closing under utilized customer contact centers, reducing overhead, and reducing telecommunications costs. During the first half of 2001, the new management team expanded upon that initiative by identifying another approximately $5.0 million in annual savings through further closure/consolidation of customer contact centers and overhead reductions. During the first half of 2001, management estimates that approximately $8.6 million of savings were realized in connection with these initiatives.

In connection with the Amended Agreement, the Company is required to implement an additional cost reduction plan by the end of the third quarter of 2001, which is expected to provide approximately $5.0 million in annual savings.

As a result, management believes that the working capital needs of the Company through July 1, 2002 will be provided by the cash generated from ongoing operations and the Credit Agreement. However, there can be no assurance that the Company will be able to comply with the amended covenants through July 1, 2002 or refinance the Credit Agreement by that date.

Management believes that the Credit Agreement will need to be refinanced prior to the maturity date. Although the terms of any refinancing are not presently determinable, the refinancing could result in substantial dilution to the Company's current equity holders.

SIX MONTHS ENDED JUNE 30, 2000

The $4.9 million of cash provided by operating activities consisted of a $7.8 million net loss offset by non-cash items including depreciation and amortization of $12.8 million and $1.2 million for bad debts. Working capital requirements which positively effected cash flow included a decrease in accounts receivable of $7.6 million, a $3.9 million increase in accrued expenses, offset by a $7.1 million increase in prepaid expenses, a $5.1 million decrease in other liabilities and a $1.0 million decrease in minority interest.

The $11.7 million of cash used in investing activities primarily consisted of property and equipment purchases attributable to maintaining and enhancing our technology platforms particularly as it relates to Teleservices.

The $8.7 million of net cash provided by financing activities consisted primarily of $8.4 million of net borrowings related to long-term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2001, the Company had approximately $132.4 million outstanding under term and working capital advances with its senior bank group. Interest on those facilities was based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the facilities at June 30, 2001, the Company would be required to pay an additional $1.3 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, the Company has placed two derivative financial instruments known as interest rate caps each with notional amounts of $24.2 million as of June 30, 2001. Under the terms of the interest rate cap agreements, the Company would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. Accordingly, the interest rate cap agreements currently have no recorded value. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts. The interest rate cap agreements expire on September 30, 2002. These interest rate caps were required under the terms of the former credit facilities. The three-month LIBOR interest rate was approximately 3.8% at June 30, 2001. (See Note 5 of the Condensed Consolidated Financial Statements included elsewhere in this report.)

The Credit Agreement bears interest at a base rate that varies (6.75% at June 30, 2001), plus a margin of 1.54%. As defined in the Credit Agreement, the base rate is the higher of the bank's prime rate or 50 basis points above the Federal Funds Rate.

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

Approximately $9.7 million has been loaned to our Canadian subsidiary. The loan proceeds have been converted to Canadian dollars. Under the terms of the Credit Agreement, large principal payments due in 2002 may require conversion of all or a portion of our Canadian dollar loan to US dollars. An unfavorable change in the Canadian dollar exchange rate at the time of the conversion could cause a foreign currency exchange loss. At this time, the Company does not believe that such a conversion would be required. The other foreign subsidiaries are limited in their operations and the level of investment by the parent company so that risk of foreign currency fluctuations is not expected to be material.

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS
                  None

     ITEM 2. CHANGES IN SECURITIES
                  None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     See Note 1 and Note 5 of the Condensed Consolidated Financial Statements included elsewhere in this report.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders on June 29, 2001, the stockholders elected eight directors to hold office until the annual meeting of stockholders in 2002 and until their respective successors have been duly elected and qualified. The results are as follows:

             Name of Individual                  Votes For        Votes Withheld
             ------------------                 ----------        --------------
             J. Peter Pierce                    28,901,955              80,476
             Joseph V. DelRaso                  27,878,873           1,103,558
             Robert B. Hellman, Jr.             28,895,590              86,841
             Britton H. Murdoch                 28,906,490              75,941
             J. Brian O'Neill                   28,784,173             198,258
             Fenton R. (Pete) Talbott           28,902,905              79,526
             Richard W. Virtue                  28,789,188             139,243
             Christopher J. Williams            28,902,240              80,191

     ITEM 5. OTHER INFORMATION
                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      EXHIBITS

                 (10) Amendment No. 1 & Limited Waiver to Amended and Restated Credit Agreement

        (b)      FORM  8-K

                 (1) On June 29, 2001, the Company reported on Form 8-K with regards to Item 9 reporting discussions during the Annual Shareholders' Meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TeleSpectrum Worldwide Inc.
                         -----------------------------------------------
                                           (Registrant)



Date:                                 /s/ J. Peter Pierce
August 20, 2001          -----------------------------------------------
                                         J. Peter Pierce
                                   TeleSpectrum Worldwide Inc.
                                Chairman & Chief Executive Officer



Date:                                 /s/ Kurt Dinkelacker
August 20, 2001          -----------------------------------------------
                                         Kurt Dinkelacker
                                   TeleSpectrum Worldwide Inc.
                                     Chief Financial Officer