Form 10-Q
period 2001-09-30
TELESPECTRUM WORLDWIDE INC
filed 2001-11-19
CIK 1014960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-Q (MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO         .

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

                                   YES [x] NO

The number of outstanding shares of the Registrant's Common Stock on November 14, 2001, was 33,076,073.

                  TeleSpectrum Worldwide Inc. and Subsidiaries


                                TABLE OF CONTENTS

                                                                           PAGES
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

   Condensed Consolidated Balance Sheets as of
      September 30, 2001 and December 31, 2000                               3

   Condensed Consolidated Statements of Operations
      For the Three Months Ended September 30, 2001 and 2000 and
      For the Nine Months Ended September 30, 2001 and 2000                  4

   Condensed Consolidated Statements of Cash Flows
      For the Nine Months Ended September 30, 2001 and 2000                  5

   Notes to Condensed Consolidated Financial Statements                    6-13

Item 2.  Management's Discussion and Analysis of Results of Operations     14-25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         26


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                    27

Item 6.  Exhibits and Reports on Form 8-K                                   27

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                    (In Thousands - Except Per Share Amounts)

                                                                                     September 30,            December 31,
                                                                                         2001                    2000
                                                                                     -------------            ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               7,728               $   5,258
   Accounts receivable, net                                                               38,240                  54,745
   Prepaid expenses and other                                                              4,221                   6,173
                                                                                       ---------               ---------
      Total current assets                                                                50,189                  66,176

PROPERTY AND EQUIPMENT, net                                                               28,034                  39,967

INTANGIBLES AND GOODWILL, net                                                             14,136                  15,003

OTHER NONCURRENT ASSETS                                                                    2,043                   3,721
                                                                                       ---------               ---------
      Total Assets                                                                     $  94,402               $ 124,867
                                                                                       =========               =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                $ 138,780               $   3,844
   Accounts payable                                                                       11,235                  15,457
   Accrued expenses                                                                       26,476                  34,339
   Other current liabilities                                                              18,753                   1,086
                                                                                       ---------               ---------
      Total current liabilities                                                          195,244                  54,726
                                                                                       ---------               ---------

LONG-TERM DEBT                                                                             7,673                 132,413
                                                                                       ---------               ---------

OTHER NONCURRENT LIABILITIES                                                                 127                   2,001
                                                                                       ---------               ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, no shares issued or outstanding                                             --                      --
   Common stock, $.01 par value, 200,000,000 shares
      authorized, 40,022,656 shares issued and 33,076,073
      shares outstanding at September 30, 2001 and December 31, 2000                         400                     400
Additional paid-in capital                                                               339,113                 339,099
Common stock purchase warrants                                                             7,840                   7,840
Treasury stock, 6,946,583 shares at cost                                                 (48,810)                (48,810)
Accumulated deficit                                                                     (404,442)               (360,524)
Due from stockholders                                                                       (952)                   (952)
Cumulative currency translation adjustment                                                (1,791)                 (1,326)
                                                                                       ---------               ---------
   Total stockholders' deficit                                                          (108,642)                (64,273)
                                                                                       ---------               ---------
   Total liabilities and stockholders' deficit                                         $  94,402               $ 124,867
                                                                                       =========               =========


            See Notes to Condensed Consolidated Financial Statements

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands - Except Per Share Amounts)


                                                            Three Months Ended                   Nine Months Ended
                                                      ------------------------------      -------------------------------
                                                      September 30,     September 30,     September 30,      September 30,
                                                          2001              2000               2001               2000
                                                      ------------      ------------      ------------       ------------
REVENUES                                                $ 52,349          $ 73,119          $ 172,687          $ 231,057
                                                        --------          --------          ---------          ---------

OPERATING EXPENSES:
   Cost of services                                       42,406            57,541            133,676            179,128
   Selling, general and administrative                    11,682            18,605             39,503             52,489
   Restructuring charge and other                          2,493                --              6,531                 --
   Goodwill amortization                                     301             2,488                879              6,429
                                                        --------          --------          ---------          ---------

      Total operating expenses                            56,882            78,634            180,589            238,046
                                                        --------          --------          ---------          ---------

      Operating income (loss)                             (4,533)           (5,515)            (7,902)            (6,989)

INTEREST EXPENSE, net                                     (4,623)           (4,137)           (15,729)           (11,513)
                                                        --------          --------          ---------          ---------

Loss before income taxes, minority interest and
extraordinary loss                                        (9,156)           (9,652)           (23,631)           (18,502)

MINORITY INTEREST                                             --               960                 --              1,966

INCOME TAXES                                                  --                --                 --                 --

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
DEBT, net of tax effect of $0                                 --                --            (20,286)                --
                                                        --------          --------          ---------          ---------

Net Loss                                                $ (9,156)         $ (8,692)         $ (43,917)         $ (16,536)
                                                        ========          ========          =========          =========

Loss Per Share (Basic and Diluted)
  Before Extraordinary Loss                             $   (.28)         $  (0.27)         $    (.74)         $   (0.52)
  Extraordinary Loss                                          --                --               (.63)                --
                                                        --------          --------          ---------          ---------
  Net Loss                                              $   (.28)         $  (0.27)         $   (1.37)         $   (0.52)
                                                        ========          ========          =========          =========

Weighted-Average Shares Outstanding
   Basic                                                  32,714            31,764             32,105             31,764
                                                        ========          ========          =========          =========
   Diluted                                                32,714            31,764             32,105             31,764
                                                        ========          ========          =========          =========


            See Notes to Condensed Consolidated Financial Statements

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (unaudited)
                             (Dollars in Thousands)

                                                                                              Nine Months Ended
                                                                                        ------------------------------
                                                                                        September 30,     September 30,
                                                                                            2001               2000
                                                                                        ------------      ------------
Cash Flows From Operating Activities:
   Net loss                                                                               $(43,917)         $(16,536)
   Adjustments to reconcile net loss to net cash
      flows from operating activities:
         Depreciation and amortization                                                      11,442            13,712
         Provision for bad debts                                                             1,433             2,346
         Restructuring charge and other                                                      5,480             6,429
         Extraordinary loss                                                                 20,286                --
         Minority interest                                                                      --            (1,966)
         Gain on sale of assets and other                                                     (172)              163
         Changes in operating assets and liabilities
            net of acquisitions:
               Accounts receivable                                                          15,106             7,938
               Prepaid expenses and other                                                    2,616            (1,593)
               Accounts payable                                                             (4,222)            3,833
               Accrued and other liabilities                                                (4,689)           (5,339)
                                                                                          --------          --------

                  Net cash provided by operating activities                                  3,363             8,987
                                                                                          --------          --------

Cash Flows From Investing Activities:
   Purchases of property and equipment                                                      (1,303)          (18,217)
   Proceeds from disposal of assets                                                          1,120                71
                                                                                          --------          --------

                  Net cash used in investing activities                                       (183)          (18,146)
                                                                                          --------          --------

Cash Flows From Financing Activities:
   Exercise of stock options and sale of common stock                                           --             1,725
   Debt issuance costs                                                                      (1,538)           (5,668)
   Net borrowings on credit facilities                                                       1,247            13,733
   Net payments of capital lease obligations                                                  (419)             (588)
                                                                                          --------          --------
                  Net cash provided by (used in) financing activities                         (710)            9,202
                                                                                          --------          --------

Net increase in cash and cash equivalents                                                    2,470                43
Cash and cash equivalents, beginning of period                                               5,258                --
                                                                                          --------          --------

Cash and cash equivalents, end of period                                                  $  7,728          $     43
                                                                                          ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period                                                           $  7,175          $ 10,001
                                                                                          ========          ========
Income taxes paid during the period                                                       $     --          $     --
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

The Condensed Consolidated Financial Statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001, the Company had a stockholders' deficit of $108.6 million, and incurred a net loss of approximately $43.9 million during the nine-month period then ended. Prior to amending its credit agreement on April 16, 2001 (see Note 5), the Company was unable to meet required debt service payments with its lenders, requiring a number of amendments to its loan agreements, financial covenant waivers and deferral of scheduled principal and interest payments. The amended agreement, which matures on July 1, 2002, allowed partial interest deferrals and required compliance with stipulated covenants, including revenue, EBITDA (earnings before interest, income taxes, depreciation, amortization and charges for nonrecurring items) and interest coverage targets based on the Company's business plan for 2001. Due to recent downward revisions to that plan for the second half of 2001, the Company amended the Credit Agreement effective July 31, 2001 to defer a greater percentage of the interest payable, waive future compliance with certain non-financial provisions of the agreement, and modify certain financial covenants. This amendment stipulates that if the Company fails to maintain compliance with any such covenants, or otherwise experiences an event of default, all amounts outstanding would become due and payable upon demand.

The Company failed to maintain compliance with the terms of the amended credit agreement by not meeting the EBITDA financial covenant for September 2001. The Company also did not make the interest payment due to the lenders for October 2001. As a result, the Company is now in default and the amounts outstanding are currently due and payable upon demand. The Company is currently in negotiations with the lenders in order to restructure the Company's highly leveraged debt position, which likely will result in a restructuring of the Company's debt.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (con't)

Beginning in the fourth quarter of 2000 and continuing into 2001, the Company has focused on reducing costs, primarily through closing under utilized customer contact centers, reducing overhead, and reducing telecommunications costs. In connection with these initiatives, during the fourth quarter of 2000 and through September 30, 2001, the Company has recorded an aggregate of $16.8 million in restructuring charges. Through September 30, 2001, the Company has identified approximately $25.0 million in annualized savings of which management estimates approximately $16.3 million has been realized during the first nine months of 2001.

Management believes that, assuming there is a favorable settlement with the lenders, the working capital needs of the Company through July 1, 2002 will be provided by the cash generated from these costs reduction initiatives and ongoing operations. There can be no assurance that the Company will be able to come to a settlement in negotiations with the lenders in regard to the amended credit agreement. Therefore, these factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying values or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Based on the maturity date and the recent default under the credit agreement, the Company has classified amounts related to such credit facilities as current maturities of long-term debt in the accompanying condensed consolidated balance sheets.


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

In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," were issued. These standards change the accounting principles governing business combinations, goodwill and other intangible assets by, among other things, requiring the use of the purchase method in accounting for business combinations and eliminating the requirement to amortize goodwill. These standards will become effective for the Company beginning in the first quarter of 2002. At September 30, 2001, the Company had $1.5 million of goodwill related to its e-Satisfy segment. Other than discontinuing goodwill amortization, which amounted to $163 for the nine months ended September 30, 2001, the Company has not determined the effect of these new standards on its financial statements.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed

                 TeleSpectrum Worldwide Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (con't)

Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and
(b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement also removes goodwill from its scope and, therefore, eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. This Statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company does not anticipate any material impact from the adoption of this statement.


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

On July 26, 2001, the 1,280,676 shares of common stock that were held in escrow in connection with the IDRC merger were released. Therefore those shares, which were previously excluded from the basic loss per share calculation, are now included.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (con't)

4.  RESTRUCTURING CHARGES AND OTHER:

During the fourth quarter of 2000, as part of its continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations, enhance results of operations and improve cash flow, by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded a pre-tax charge of $10.3 million in 2000 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During the nine months ended September 30, 2001, the Company's new management team expanded the restructuring plan on two occasions to include the closure or consolidation of additional facilities and identification of additional workforce reductions. As a result, the Company recorded a similar pre-tax charge of $6.5 million during that period. The following summarizes the costs and liabilities associated with the Company's restructuring plan through September 30, 2001 (in thousands):

                                    Balance as                            Balance as
                                        of                                   of
                                     December   Additional                September
                                     31, 2000    Charge      Payments     30, 2001
                                  ------------  ----------   ----------  ------------

Obligations assumed on
   closed leased facilities, net     $5,659     $1,851        $1,765     $5,745


Severance and employee
   related costs                      1,670      2,151         3,121        700

Other                                   125        551           260        416
                                     ------     ------        ------     ------

Total Restructuring Accrual          $7,454     $4,553(1)     $5,146     $6,861
                                     ======     ======        ======     ======

(1) Excludes a $1,978 charge relating to the write-off of fixed assets idled as a result of call center and overhead office closures, including owned equipment, furniture, computer hardware and software and leasehold improvements. No cash payments will be made in connection with this charge.

Accrued liabilities for closed facilities of $5.7 million as of September 30, 2001 relate to leased customer contact center locations that have been or will be closed in connection with the Company's restructuring plan. The amount is computed as the remaining contractual obligations in each closed center, net of estimated income from subletting.

Employee separation costs relate to both administrative personnel at the closed customer contact centers and corporate personnel, affecting all functional areas. Approximately 428 employees have been separated as part of the Company's restructuring plan through September 30, 2001. The accrual of $0.7 million as of September 30, 2001 relates to ongoing severance payments in accordance with the severance obligations for these employees.

The restructuring charge during the nine months ended September 30, 2001 impacted our Teleservices segment by $4.7 million, with the balance affecting the Company's general corporate operations.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (con't)

5.  CREDIT FACILITIES:

Borrowings from Senior Bank Group

On April 16, 2001, the Company signed an amended and restated credit agreement (the "Credit Agreement") with its bank group whereby all amounts outstanding under the former agreement's term notes (Notes A, B and C), $35.0 million of the working capital revolver, and accrued incremental interest and waiver fees were converted into one term loan, totaling $120.6 million. The term loan bears interest at a base rate plus an applicable margin, as defined (8.29% at September 30, 2001), and matures July 1, 2002. The remaining $10.0 million commitment under the former agreement's working capital revolver carries forward to the Credit Agreement; however, borrowings cannot exceed 65% of eligible receivables, as defined. As of September 30, 2001, there was no availability under the revolver.

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

The Credit Agreement requires that the Company pay certain fees periodically through maturity or termination of the agreement. The unused portion of the working capital revolver is subject to an annual commitment fee of 25 basis points payable quarterly. An agent's fee of 25 basis points of the aggregate amount of the facilities was incurred upon signing the Credit Agreement, will be incurred annually thereafter, and is payable at maturity or termination of the agreement. The Company was also charged a restructuring fee of 15% of the aggregate amount of the facilities on April 16, 2001, payable at maturity or termination of the agreement. In the event the Company repays in full all obligations due under the Credit Agreement prior to maturity, the restructuring fee will be reduced to 12.5% if the early payoff is prior to December 31, 2001.

                 TeleSpectrum Worldwide Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (con't)

The Credit Agreement results in substantially different terms and cash flows than the previous agreement. As a result, the amendment was accounted for and reported in the same manner as a debt extinguishment. A $20.3 million extraordinary loss on the early extinguishment of debt was recorded in April 2001, reflecting the write-off of deferred issuance costs related to the previous agreement and the recognition of restructuring and other fees charged by the bank group related to the Credit Agreement, as described above. In addition, approximately $1.6 million in third party fees were paid relating to the Credit Agreement, which have been deferred and are being amortized using the effective interest method through maturity.

The Credit Agreement requires compliance with stipulated covenants based on the Company's business plan for 2001. Due to recent downward revisions to that plan for the second half of 2001, the Company amended the Credit Agreement effective on July 31, 2001, (the "Amended Agreement"). The Amended Agreement permits the Company to defer 100% of the total interest otherwise due during the third quarter of 2001 and 50% of the interest otherwise due during the fourth quarter of 2001. Any amounts so deferred will be converted to deferred interest notes. The Amended Agreement also waives future compliance with certain non-financial provisions of the agreement, modifies certain financial covenants, and requires the Company to deliver to the bank group a new cost reduction plan to be implemented by September 30, 2001, which was delivered. In addition, the Amended Agreement removes the provision that required an amount equal to the deferred interest to be paid and applied against the working capital revolver and that required that this portion of the revolver be used only to pay down specified categories of trade payables.

The Company incurred a waiver fee of 25 basis points of the aggregate amount of the facilities upon signing the Amended Agreement, payable at maturity or termination of the Amended Agreement. This fee was charged to interest expense during the three month period ended September 30, 2001.

The Company failed to maintain compliance with the terms of the amended credit agreement by not meeting the EBITDA financial covenant for September 2001. The Company also did not make the interest payment due to the lenders for October 2001. As a result, the Company is now in default and the amounts outstanding are currently due and payable upon demand. The Company is currently in negotiations with the lenders in order to restructure the Company's highly leveraged debt position, which likely will result in a restructuring of the Company's debt.

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

                 TeleSpectrum Worldwide Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (con't)

e-Satisfy Debt

On April 9, 2001, the Company amended its $2.2 million non-interest bearing note payable to the former principals of e-Satisfy. The amended notes bear interest at 10% from June 30, 2000 and require principal payments of $50,000 per month through March 2002 and $40,000 per month through August 2002, at which time the remaining balance of $1.5 million is payable in full.


6.  COMPREHENSIVE LOSS:

The Company's comprehensive loss includes net loss and unrealized losses from foreign currency translation. Total comprehensive loss for the nine months ended September 30, 2001 and 2000 was $44.4 million and $17.0 million, respectively, and for the three months ended September 30, 2001 and 2000 was $9.4 million and $8.9 million, respectively.


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

                 TeleSpectrum Worldwide Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (con't)

Business segment information is as follows (in thousands):

                         Three Months Ended         Nine Months Ended
                    --------------------------- ---------------------------
                    September 30, September 30, September 30, September 30,
                       2001           2000         2001          2000
                    ------------- ------------- ------------- -------------

Revenues:
   Teleservices      $ 51,193      $ 71,652      $ 168,618      $ 226,348
   e-Satisfy            1,156         1,467          4,069          4,709
                     --------      --------      ---------      ---------

      Total          $ 52,349      $ 73,119      $ 172,687      $ 231,057
                     ========      ========      =========      =========


Operating income
   (loss):
   Teleservices      $  8,316      $ 13,498      $  32,062      $  44,993
   e-Satisfy             (139)         (408)          (230)           507
   Corporate          (12,710)      (18,605)       (39,734)       (52,489)
                     --------      --------      ---------      ---------

      Total          $ (4,533)     $ (5,515)     $  (7,902)     $  (6,989)
                     ========      ========      =========      =========


                September 30,  December 31,
                    2001           2000
                -------------  ------------

Total assets:
   Teleservices     $72,197     $101,605
   e-Satisfy          1,232        5,216
   Corporate         20,973       18,046
                    -------     --------

      Total         $94,402     $124,867
                    =======     ========


Information About Major Customers

The following table summarizes those customers from which the Company derived revenues in excess of 10% of total revenue for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000:

                           Three Months Ended                Nine Months Ended
                     ------------------------------    -----------------------------
                     September 30,    September 30,    September 30,   September 30,
                          2001            2000              2001            2000
                     -------------    -------------    -------------   -------------

Customer 1                16.4%           10.7%            14.3%           10.6%
Customer 2                14.7%           12.0%            12.2%           7.5%

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


BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001, the Company had a stockholders' deficit of $108.6 million, and incurred a net loss of approximately $43.9 million during the nine-month period then ended.

The factors discussed in "Amended and Restated Credit Facilities" raise substantial doubt concerning the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying values or the amount and classification of liabilities that might result should the

Company be unable to continue as a going concern. Based on the maturity date and the recent default under the credit agreement, the Company has classified amounts related to such credit facilities as current maturities of long-term debt in the accompanying condensed consolidated balance sheets.


RECENT DEVELOPMENTS AND OVERVIEW


New Management

On January 3, 2001, the Company announced that J. Peter Pierce had joined the Company as Chairman and Chief Executive Officer. Mr. Pierce was formerly the President and Chief Operating Officer of Iron Mountain, Inc. following its merger in February 2000 with Pierce Leahy Corp., where he had held the position of President and CEO. Also joining the Company at that time were Christopher J. Williams as Chief Operating Officer and Joseph A. Nezi as Executive Vice President of Business Development. Both were former members of Iron Mountain's and Pierce Leahy's senior management teams where they held similar positions.


Restructuring Program

During the fourth quarter of 2000, as part of its continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan (cost reduction plan) designed to streamline operations, enhance results of operations and improve cash flow, by closing underutilized customer contact centers and reducing overhead costs. During the nine months ended September 30, 2001, the Company expanded this cost reduction plan. In total, management has identified approximately $25.0 million in annualized savings. In connection with the cost reduction plan, the Company recorded a pre-tax charge in the fourth quarter of 2000 and through the nine months ended September 30, 2001 of $16.8 million in restructuring charges. During the nine months ended September 30, 2001, management estimates that approximately $16.3 million in savings have been realized. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)


Amended and Restated Credit Facilities

On April 16, 2001, the Company signed an amended and restated credit agreement (the "Credit Agreement") with its bank group whereby all amounts outstanding under the former agreement's term notes (Notes A, B and C), $35.0 million of the working capital revolver, and accrued incremental interest and waiver fees were converted into one term loan, totaling $120.6 million. The term loan bears interest at a base rate plus an applicable margin, as defined (8.29% as of September 30, 2001), and matures July 1, 2002. The remaining $10.1 million commitment under the former agreement's working capital revolver carries forward to the Credit Agreement; however, borrowings cannot exceed 65% of eligible receivables, as defined. As of September 30, 2001, there was no availability under the revolver.

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

The Credit Agreement requires that the Company pay certain fees periodically through maturity or termination of the agreement. The unused portion of the working capital revolver is subject to an annual commitment fee of 25 basis points payable quarterly. An agent's fee of 25 basis points of the aggregate amount of the facilities was incurred upon signing the Credit Agreement, will be incurred annually thereafter, and is payable at maturity or termination of the agreement. The Company was also charged a restructuring fee of 15% of the aggregate amount of the facilities on April 16, 2001, payable at maturity or termination of the agreement. In the event the Company repays in full all obligations due under the Credit Agreement prior to maturity, the restructuring fee will be reduced to 12.5% if the early payoff is prior to December 31, 2001.

The Credit Agreement results in substantially different terms and cash flows than the previous agreement. As a result, the amendment was accounted for and reported in the same manner as a debt extinguishment. A $20.3 million extraordinary loss on the early extinguishment of debt was recorded in April 2001, reflecting the write-off of deferred issuance costs related to the previous agreement and the recognition of restructuring and other fees charged by the bank group related to the Credit Agreement, as described above. In addition, approximately $1.5 million in third party fees were paid relating to the Credit Agreement, which have been deferred and are being amortized using the effective interest method through maturity.

The Credit Agreement requires compliance with stipulated covenants based on the Company's business plan for 2001. Due to recent downward revisions to that plan for the second half of 2001, the Company amended the Credit Agreement effective on July 31, 2001, (the "Amended Agreement"). The Amended Agreement permits the Company to defer 100% of the total interest otherwise due during the third quarter of 2001 and 50% of the interest otherwise due during the fourth quarter of 2001. Any amounts so deferred will be converted to deferred interest notes. The

Amended Agreement also waives future compliance with certain non-financial provisions of the agreement, modifies certain financial covenants, and requires the Company to deliver to the bank group a new cost reduction plan to be implemented by September 30, 2001, which was delivered. In addition, the Amended Agreement removes the provision that required an amount equal to the deferred interest to be paid and applied against the working capital revolver and that required that this portion of the revolver be used only to pay down specified categories of trade payables.

The Company incurred a waiver fee of 25 basis points of the aggregate amount of the facilities upon signing the Amended Agreement, payable at maturity or termination of the Amended Agreement. This fee was charged to interest expense during the three month period ended September 30, 2001.

The events of September 11th had a significant impact on the Company's operating results and liquidity. Revenues, which impact collections, were reduced as the Company refrained from providing outbound service during the four days that followed September 11th, due to customer sensitivity concerns. However, expenses were not proportionately reduced because the Company continued to compensate production employees although they were not producing revenue. As a result, the Company failed to maintain compliance with the terms of the amended credit agreement by not meeting the EBITDA financial covenant for September 2001. The Company also did not make the interest payment due to the lenders for October 2001. As a result, the Company is now in default and the amounts outstanding are currently due and payable upon demand. The Company is currently in negotiations with the lenders in order to restructure to the Company's highly leveraged debt position, which likely will result in a restructuring of the Company's debt.

RESULTS OF OPERATIONS

The following discussions should be read in connection with the Condensed Consolidated Financial Statements contained elsewhere within this report. A comparison of the results of operations follows:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                             Three Months      As a     Three Months       As a
                                Ended       Percentage     Ended        Percentage
   (Dollars in Millions)     September 30,     of       September 30,      of
                                2001         Revenues      2000          Revenues
                             ------------   ---------   ------------  --------------
                                              (Dollars in Millions)
Revenues:
   Teleservices              $  51.2          97.7%      $  71.6          97.9%
   e-Satisfy                     1.2           2.3%          1.5           2.1%
                             -------         ------      -------         -------
Total Revenue                   52.4         100.0%         73.1         100.0%

Cost of services:
   Teleservices                 41.9          81.8%         55.9          78.1%
   e-Satisfy                     0.5          41.7%          1.6         107.7%
                             -------         ------      -------         -------
Total cost of services          42.4          80.9%         57.5          78.7%

Selling, general and
  administrative                11.7          22.3%         18.6          25.4%
Restructuring charge             2.5           4.2%         --             0.0%
Goodwill amortization            0.3           0.6%          2.5           3.4%
                             -------         ------      -------         -------
Total operating expenses        56.8         108.0%         78.6         107.5%
                             -------         ------      -------         -------
Operating profit (loss)      $  (4.5)         (8.0)%     $  (5.5)         (7.5)%
                             =======         =======     =======         =======

REVENUES

Total revenues for the three months ended September 30, 2001 were $52.4 million, representing a $20.7 million or 28.3% decline in comparison to the prior year period total of $73.1 million. The decrease resulted from several factors, including the current economic climate and the impact of the events of September 11th. These factors contributed to the 54.2% reduction in overall production volumes as compared to the three months ended September 30, 2000. Revenue per hour for the periods was comparable.

Management does not anticipate that the effects of the events of September 11th will impede future operating results.

Teleservices Segment

Teleservices revenues for the three months ended September 30, 2001 were $51.2 million, representing a $20.4 million or 28.5% decline in comparison to the prior year period total of $71.6 million. The decrease is primarily the result of a 28.8% reduction in production volumes, caused by customer in-sourcing, the end of certain customer programs, and the impact of the events of September 11th.

e-Satisfy Segment

e-Satisfy revenues for the three months ended September 30, 2001 were $1.2 million, which decreased 20.0% from $1.5 million for the three months ended September 30, 2000.


COST OF SERVICES

Cost of services for the three months ended September 30, 2001 were $42.4 million, representing a $15.1 million or 26.3% decline in comparison to the prior year period total of $57.5 million. As a percentage of total revenues, cost of services increased from 78.7% during the third quarter of 2000 to 80.9% during the third quarter of 2001.

Teleservices Segment

Teleservices cost of services for the three months ended September 30, 2001 were $41.9 million, representing a $14.0 million or 25.0% decline in comparison to the prior year period total of $55.9 million. Total cost of services in this segment increased from 78.1% to 81.8% of revenues. This increase as percentage of revenue primarily reflects the impact of the events of September 11th as the Company continued to pay employees while no revenues were being generated in the four days that followed.

That impact on variable production costs was partially offset by the effects of the cost reduction program. The Company estimates that it realized approximately $6.6 million in cost savings during the third quarter of 2001 related to the cost reduction plan, resulting from lower fixed center costs due to the closures of customer contact centers this year. Fixed customer contact center as a percentage of revenues decreased slightly despite the lower revenue base.

e-Satisfy Segment

e-Satisfy cost of services decreased as a percentage of revenues from 107.7% for the third quarter 2000 to 41.7% for the same period in 2001 due primarily to salary reductions related to the restructuring of this segment during the fourth quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $11.7 million for the three months ended September 30, 2001, representing a $6.9 million or 37.1% decrease from the $18.6 million total recorded during the same period last year. While a portion of the decline is attributed to the drop in sales volumes, resulting in lower commission expense, the majority of the reduction reflects the effects of the Company's cost reduction plan. During the third quarter of 2001, the Company estimates that it realized approximately $1.1 million in savings related to the cost reduction plan, from lower payroll related costs due to the reduction in overhead personnel, as well as reductions in discretionary spending areas such as consulting, recruiting, and travel expenses.


RESTRUCTURING CHARGE

During the three months ended September 30, 2001, the Company's new management team expanded the restructuring program initiated in the fourth quarter of 2000 to include the closure or consolidation of additional facilities and the identification of additional workforce reductions. As a result, the Company recorded a pre-tax charge of $2.5 million during the third quarter. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)


GOODWILL AMORTIZATION

The reduction in goodwill amortization in comparison to the three months ended September 30, 2000 reflects the write-off of goodwill recorded in the fourth quarter of 2000.


INTEREST EXPENSE, net

The Company incurred net interest expense of $4.6 million for the three months ended September 30, 2001, an increase of $0.5 million in comparison to interest expense during the same period last year. This increase is due primarily to the increase in principal on the Company's debt.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                Nine Months       As a       Nine Months         As a
                                   Ended       Percentage      Ended          Percentage
   (Dollars in Millions)        September 30,     Of         September 30,       of
                                   2001         Revenues        2000           Revenues
                               ------------   ----------    -------------    ----------
                                              (Dollars in Millions)
Revenues:
   Teleservices                   $168.6          97.6%         $226.4          98.0%
   e-Satisfy                         4.1           2.4%            4.7           2.0%
                                   -----          ----           -----          ----
Total Revenue                      172.7         100.0%          231.1         100.0%

Cost of services:
   Teleservices                    132.3          78.5%          175.7          77.6%
   e-Satisfy                         1.4          34.1%            3.4          72.3%
                                   -----          ----           -----          ----
Total cost of services             133.7          77.4%          179.1          77.5%

Selling, general and
  administrative                    39.5          22.9%           52.5          22.7%
Restructuring charge                 6.5           3.6%           --             0.0%
Goodwill amortization                0.9           0.5%            6.4           2.8%
                                   -----          ----           -----          ----
Total operating expenses           180.6         104.4%          238.0         103.0%
                                   -----          ----           -----          ----
Operating loss                    $ (7.9)         (4.4)%        $ (6.9)         (3.0)%
                                   =====          ====           =====          ====



REVENUES

Total revenues for the nine months ended September 30, 2001 were $172.7 million, representing a $58.4 million or 25.3% decrease in comparison to the prior year period total of $231.1 million. The decrease resulted from several factors, including the current economic climate, which resulted in a 24.1% decrease in overall production volumes. Revenue per hour for the periods was comparable.

Teleservices Segment

Teleservices revenues for the nine months ended September 30, 2001 were $168.6 million, representing a $57.8 million or 25.5% decrease in comparison to the prior year period total of $226.4 million. The decrease is primarily the result of a 24.1% decrease in production volumes, caused by customer in-sourcing and the end of certain customer programs.

e-Satisfy Segment

e-Satisfy revenues for the nine months ended September 30, 2001 were $4.1 million, which decreased 12.8% from $4.7 million for the nine months ended September 30, 2000.


COST OF SERVICES

Cost of services for the nine months ended September 30, 2001 were $133.7 million, representing a $45.4 million or 25.3% decreased in comparison to the prior year period total of $179.1 million. As a percentage of total revenues, cost of services remained consistent at approximately 77.4%.

Teleservices Segment

Teleservices cost of services for the nine months ended September 30, 2001 were $132.3 million, representing a $43.4 million or 24.7% decline in comparison to the prior year period total of $175.7 million. Total cost of services in this segment increased slightly from 77.6% for the nine months ended September 30, 2000 to 78.5% of revenues. This increase as percentage of revenue primarily reflects the impact of the events of September 11th as the Company continued to pay employees while no revenues were being generated in the days that followed.

That impact on variable production costs was partially offset by the effects of the cost reduction program. The Company estimates that it realized approximately $12.6 million in cost savings during the first nine months of 2001 related to the cost reduction plan, resulting from lower fixed center costs due to the closures of customer contact centers this year. Fixed customer contact center costs as a percentage of revenues decreased slightly despite the lower revenue base.

e-Satisfy Segment

e-Satisfy cost of services decreased as a percentage of revenues from 72.3% for the third quarter of 2000 to 34.1% for the same period in 2001 due primarily to salary reductions related to the restructuring of this segment during the fourth quarter of 2000.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $39.5 million for the nine months ended September 30, 2001, representing a $13.0 million or 24.8% decreased from the $52.5 million total recorded during the same period last year. While a portion of the decrease is attributed to the drop in sales volumes, resulting in lower commission expense, the majority of the reduction reflects the initial effects of the Company's cost reduction plan. During the first nine months of 2001, the Company estimates it realized approximately $3.7 million in cost savings related to the cost reduction plan, from lower payroll related costs, resulting from the reduction in overhead personnel, as well as reductions in discretionary spending areas such as consulting, recruiting, and travel expenses.

RESTRUCTURING CHARGE

During the nine months ended September 30, 2001, the Company's new management team expanded the restructuring program initiated in the fourth quarter of 2000 on two occasions to include the closure or consolidation of additional facilities and the identification of additional workforce reductions. As a result, the Company recorded a pre-tax charge totaling $6.5 million during the first nine months of 2001. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)

GOODWILL AMORTIZATION

The reduction in goodwill amortization in comparison to the nine months ended September 30, 2000 reflects the write-off of goodwill recorded in the fourth quarter of 2000.

INTEREST EXPENSE, net

The Company incurred net interest expense of $15.7 million for the nine months ended September 30, 2001, an increase of $4.2 million in comparison to interest expense during the same period last year. That increase is due primarily to default and waiver fees charged by the Company's senior lenders and the increase in principal on the Company's debt.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by (used in) (dollars in thousands):

                                            Nine Months Ended
                                       -----------------------------
                                       September 30,  September 30,
                                           2001           2000
                                       -------------  --------------

            Operating activities            $ 3,363        $  8,987
            Investing activities            $  (183)       $ (18,146)
            Financing activities            $  (710)       $  9,202



NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company's cash flows from operations provided $3.4 million of cash. The net loss of $43.9 million for the period was impacted by $38.9 million in non-cash charges for depreciation and amortization, the restructuring charge, the provision for bad debts, and the extraordinary loss. Working capital during the period resulted in an $8.4 million increase representing the net effect of the changes in current assets and liabilities, primarily the reduction in accounts receivable.

Cash used in investing activities reflects capital expenditures for property and equipment, primarily technology related, net of proceeds from disposals.

Cash used in financing activities reflects the Company's net borrowings under its credit facilities, net or repayments and the third party costs associated with the modifications to the Credit Agreement.

On April 16, 2001, the Company signed an amended and restated credit agreement with its bank group, which matures on July 1, 2002 and replaces the former agreement, dated June 30, 1999 (see Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this report). This agreement was further amended effective July 31, 2001 as discussed in "Amended and Restated Credit Facilities." Based on the maturity date and the recent default under the credit agreement, the Company has classified related amounts outstanding as current maturities of long-term debt.

The events of September 11th had a significant impact on the Company's operating results and liquidity. Revenues, which impact collections, were reduced as the Company refrained from providing outbound service during the four days that followed September 11th, due to customer sensitivity concerns. However, expenses were not proportionately reduced because the Company continued to compensate production employees although they were not producing revenue. As a result, the Company failed to maintain compliance with the amended credit agreement by not meeting the EBITDA financial covenant for September 2001. The Company also did not make the interest payment due to the lenders for October 2001. As a result, the Company is now in default and the amounts outstanding are currently due and payable upon demand. The Company is currently in negotiations with the lenders in order to restructure the Company's highly leveraged debt position, which likely will result in a restructuring of the Company's debt.

Management does not anticipate that the effects of September 11th will impede future operating results.

During the fourth quarter of 2000, the Company initiated a cost reduction plan designed to reduce costs by approximately $15.0 million annually, through closing under utilized customer contact centers, reducing overhead, and reducing telecommunications costs. During the first nine months of 2001, the new management team expanded upon that initiative on two occasions by identifying another approximately $10.0 million in annual savings through further closure/consolidation of customer contact centers and overhead reductions. During the first nine months of 2001, management estimates that approximately $16.3 million of savings were realized in connection with these initiatives.

Although the steps management has taken through various costs reduction programs have reduced costs, the Company must restructure the Company's highly leveraged debt position in order for the cash generated from ongoing operations to satisfy the Company's working capital needs. If a restructure is consummated, it is very likely the investment of the Company's current equity holders will be severely diluted.


NINE MONTHS ENDED SEPTEMBER 30, 2000

The $9.0 million of cash provided by operating activities consisted of a $16.5 million net loss offset by non-cash items including depreciation and amortization and bad debts of $22.5 million. Working capital requirements which positively effected cash flow included a decrease in accounts receivable of $7.9 million, a $3.8 million increase in accounts payable, offset by a $1.6 million increase in prepaid expenses, a $5.3 million decrease in other liabilities and a $2.0 million decrease in minority interest.

The $18.1 million of cash used in investing activities primarily consisted of property and equipment purchases attributable to maintaining and enhancing our technology platforms particularly as it relates to Teleservices.

The $9.2 million of net cash provided by financing activities consisted primarily of $8.1 million of net borrowings related to long-term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2001, the Company had approximately $136.1 million outstanding under term and working capital advances with its senior bank group. Interest on those facilities was based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the facilities at September 30, 2001, the Company would be required to pay an additional $1.4 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, the Company has placed two derivative financial instruments known as interest rate caps each with notional amounts of $24.2 million as of September 30, 2001. Under the terms of the interest rate cap agreements, the Company would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts. Due to the current low interest rate environment, the interest rate cap agreements currently have no recorded value. The interest rate cap agreements expire on September 30, 2002. These interest rate caps were required under the terms of the former credit facilities. The three-month LIBOR interest rate was approximately 2.957% at September 30, 2001. (See Note 5 of the Condensed Consolidated Financial Statements included elsewhere in this report.)

The Credit Agreement bears interest at a base rate that varies (6.75% at September 30, 2001), plus a margin of 1.54%. As defined in the Credit Agreement, the base rate is the higher of the bank's prime rate or 50 basis points above the Federal Funds Rate.

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


                                             TeleSpectrum Worldwide Inc.
                                          ----------------------------------
                                                    (Registrant)



Date:  November 19, 2001                         /s/ J. Peter Pierce
                                          ----------------------------------
                                                   J. Peter Pierce
                                             TeleSpectrum Worldwide Inc.
                                             Chairman & Chief Executive
                                                       Officer



Date:  November 19, 2001                        /s/ Kurt Dinkelacker
                                          ----------------------------------
                                                  Kurt Dinkelacker
                                             TeleSpectrum Worldwide Inc.
                                               Chief Financial Officer