Form 10-K
period 2001-12-31
TELESPECTRUM WORLDWIDE INC
filed 2002-05-01
CIK 1014960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PERSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of April 16, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $430,188. Such aggregate market value was computed by reference to the closing sale price of the common stock as reported on the OTC Bulletin Board on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the registrant.

         As of April 16, 2002, there were 32,737,815 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS

                                                             PART I
        Item 1.       Business                                                                                   1
        Item 2.       Properties                                                                                 7
        Item 3.       Legal Proceedings                                                                          7
        Item 4.       Submission of Matters to a Vote of Security Holders                                        7

                                                             PART II
        Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters                  8
        Item 6.       Selected Financial Data                                                                    9
        Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations     10
        Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                24
        Item 8.       Financial Statements and Supplementary Data                                               26
        Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      56

                                                             PART III
        Item 10.      Directors and Executive Officers of the Registrant                                        57
        Item 11.      Executive Compensation                                                                    59
        Item 12.      Security Ownership of Certain Beneficial Owners and Management                            63
        Item 13.      Certain Relationships and Related Transactions                                            64

                                                             PART IV
        Item 14.      Exhibits, Financial Statement Schedule, and Report on Form 8-K                            65

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-K including the information concerning possible or assumed future results of our operations, and such statements include those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those forward-looking statements, we claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors," could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

- our overall financial condition, which has made it difficult for us to retain clients;

- the effects of the change of control as a result of the recapitalization described herein;

- our need to obtain additional financing to pursue our business objectives;

- our results of operations being dependent on one or more significant clients;

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

                           TELESPECTRUM WORLDWIDE INC.

                                     PART I

ITEM 1.   BUSINESS

TeleSpectrum Worldwide Inc. was incorporated in Delaware in April 1996 and provides inbound and outbound telemarketing, inbound customer service, and interactive voice response to clients in certain targeted industries. As of December 31, 2001, we operated 19 call centers located in 10 states and Ontario, Canada and employed approximately 5,800 persons.

During 2001, we closed 14 call centers, announced the closure of two additional call centers and reduced the number of employees by approximately 2,600. The reduction in operations was made in response to a number of factors, including a weakening economy and the effects of the September 11th tragedy, both of which led to industry-wide declining revenues and excess capacity. During the fourth quarter of 2001, we became in default of the terms of our Amended and Restated Credit Agreement dated April 16, 2001. At such time, we entered into negotiations with our bank group to restructure our existing debt.

On April 29, 2002, we entered into an agreement with our bank lenders that resulted in a recapitalization of our balance sheet and a reduction of our debt. As a result of the recapitalization, the amounts due under our existing credit facilities totaling approximately $161 million at the time of the recapitalization, which consisted of outstanding debt, accrued interest and fees, were converted into (a) a three-year term facility of $25 million under an amended and restated credit agreement, (b) $40 million of our Series A Preferred Stock, and (c) shares of our Series B Convertible Preferred stock which will convert into common stock representing 95% of our common outstanding after such conversion. The three year term facility is secured by, among other things, our assets and outstanding trade receivables, bears interest at a base rate as defined in the agreement plus 400 basis points, and matures in May 2005. Under the terms of the Agreement, we are required to meet certain financial covenants, including a fixed charge coverage ratio and EBITDA targets. The Series A Preferred Stock has a 10% annual dividend rate, which accrues and is payable either in cash or in additional shares of Series A Preferred Stock. A portion of the Series B Convertible Preferred Stock was converted into shares of our common stock immediately after the closing of the recapitalization, and the remainder will convert into shares of common stock as soon as we amend our Certificate of Incorporation to increase the authorized number of shares of common stock. Such amendment will require the approval of our shareholders.

After the recapitalization, our Board of Directors is comprised of five members, including J. Peter Pierce, our Chairman and Chief Executive Officer, and Christopher Williams, our Chief Operating Officer, who are continuing as directors, and three designees of the bank group.

In addition to entering into the amended credit agreement and completing the recapitalization with our bank lenders, on April 29, 2002 other debt balances outstanding to unsecured creditors were restructured from $15.3 million to approximately $0.7 million, with cash payments of $1.5 million. Certain commercial liabilities, primarily accounts payable, which had a carrying value of $3.7 million as of December 31, 2001, were also settled through cash payments of $0.9 million and notes payable of $0.3 million. Additional settlements were reached with certain of our landlords that will result in a reduction of $3.4 million of future lease commitments through cash payments of $0.4 million and notes payable of $0.2 million. As part of our debt restructuring, we divested ourself of our ownership interest in eSatisfy.com, Inc.

As a result of these transactions, we anticipate recording an extraordinary gain on the restructuring of the above obligations. The amount of the gain, in part, will be determined based on the fair value of the Series A and Series B Preferred Stock issued to the lenders. The amount of the gain is subject to change based on the results of an independent appraisal we expect to obtain during 2002. We believe that the debt restructuring and recapitalization will provide us with the ability to service our debt payments and meet our other obligations while alleviating customer concerns regarding our ability to perform at high levels.

The following table represents a proforma estimate of our December 31, 2001 balance sheet as if the recapitalization had occurred at that time:

                           CONSOLIDATED BALANCE SHEETS
                            RECAPITALIZATION ANALYSIS
                                DECEMBER 31, 2001

                                                                                   (unaudited)
                                                                           EFFECT OF RECAPITALIZATION
                                                                           --------------------------
                                                             ACTUAL         ESTIMATED       PROFORMA
                                                            12/31/01          CHANGE        12/31/01
                                                            ---------       ---------       ---------
ASSETS:

Cash                                                        $   6,391       $  (2,093)      $   4,298
Other current assets                                           35,400          (1,028)         34,372
                                                            ---------       ---------       ---------
Total current assets                                           41,791          (3,121)         38,670

Total non current assets                                       14,868            (560)         14,308
                                                            ---------       ---------       ---------

Total assets                                                $  56,659       $  (3,681)      $  52,978
                                                            =========       =========       =========

LIABILITIES:

Current liabilities                                            36,161         (13,066)         23,095

Senior debt                                                   159,064        (134,064)         25,000
Non current liabilities                                         8,139          (5,806)          2,333
                                                            ---------       ---------       ---------
Total non current liabilities                                 167,203        (139,870)         27,333

Total liabilities                                             203,364        (152,936)         50,428
                                                            ---------       ---------       ---------

Stockholder's equity/(deficit)                               (146,705)        149,255           2,550
                                                            ---------       ---------       ---------

Total liabilities and stockholders' equity/(deficit)        $  56,659       $ (3,681)       $  52,978
                                                            =========       =========       =========

We began our operations when we completed our initial public offering in 1996 and on the same day acquired our six initial operating businesses, including the consulting business Technical Assistance Research Programs, Inc. ("TARP"). Through acquisitions in 1996 and 1997 and our merger with International Data Response Corporation ("IDRC") in 1999, we expanded our capabilities beyond traditional telemarketing and outsourced call center services and significantly increased our available capacity.

We sold our market research business in January 1998 and our direct mail and fulfillment business in March 1998.

During the third quarter of 1999, we launched ChannelCare, our branded multi-channel Customer Relationship Management (CRM) solutions for large corporations and high growth technology companies. ChannelCare was able to provide web-based sales and service, e-mail response, web telephony, video and real-time chat, as well as traditional customer service solutions within a multi-channel contact environment. While we successfully implemented several installations in this arena, we were not able to achieve the necessary scale and accordingly, we abandoned this technology in 2000.

During the first quarter of 2000, we placed all of the assets and liabilities related to TARP into a new wholly owned corporation called eSatisfy.com ("eSatisfy"). eSatisfy then acquired Customer Insites, Inc. ("CI") by exchanging 27.6% of its common stock for all of the issued and outstanding capital stock of CI. The original strategic plan was to capitalize on the potential offered by the internet and provide customer satisfaction surveys for internet traffic. eSatisfy quickly ramped up the infrastructure and technological investments necessary to support the projected growth. eSatisfy was unsuccessful in implementing that strategic plan and during the fourth quarter of 2000 scaled back to the operational level in place prior to undertaking the internet strategy. As part of our reduction of debt obligations to our unsecured creditors as described above, we divested ourselves of our ownership interest in eSatisfy.

INDUSTRY OVERVIEW

Telemarketing involves the direct communication of information to current or prospective customers by telephone. Indirect marketing methods, such as radio, television and print advertising, employ a "one-to-many" approach to convey marketing information that can position products and services within a broad market context. Direct market methods such as telemarketing employ a "one-to-one" approach. This method delivers a marketing message directly to a specific current or prospective customer and elicits an immediate customer response. Many businesses have combined traditional indirect marketing methods, such as advertising, with the direct marketing methods, such as telemarketing, to obtain greater returns from their investments in marketing activities.

We believe that over-capacity currently exists within the industry, which has resulted in pricing pressures on existing and new business. We anticipate that these pressures will continue into the future.

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

SERVICES OVERVIEW

Our call centers continue to provide traditional forms of customer service to our clients through our telservices segment. These services include responding to customer calls via customer service representatives (CSRs), interactive voice response services, call center management and consulting services. Responding to customer calls involves the processing of customer inquiries by CSRs. The customer will typically call a toll-free "800" or "888" number which is routed to one of our centers. The incoming call is identified by the number dialed and linked to a CSR that is trained and available to handle the call. At the same time, through the latest computer telephony integration technology, relevant customer and/or product information is delivered to the CSR's computer screen, complete with prompts and response text necessary to handle the inquiry. When the call is completed, information is stored and delivered to the client's central data files. Our interactive voice response services involve responding to incoming customer calls via automated systems. Where required, these calls are transferred to CSRs. Our call center management services involve running most aspects of a client's call center, including recruiting and staffing the CSRs, managing the operations, and providing reports that analyze the performance of the client's call center.

We also provide business-to-consumer and business-to-business outbound telemarketing services through our teleservices segment. These services involve the placing of telephone calls on behalf of our clients, normally as part of our client's efforts to sell their products or to obtain new customers. Our clients provide us with the list of customers or prospective customers to be called. These lists consist of individuals or businesses that have characteristics that would indicate that they are potential purchasers of a client's products or services. Our telemarketing sales representatives (TSRs) use prepared scripts when making the calls. These scripts are either prepared by our client or us and contain written questions and answers that are designed to assist the TSR in handling these calls. We use our computerized call management systems to make these calls. These systems have predictive dialers that automatically dial telephone numbers, determine if live connections have been made and present connected calls to our TSRs.

COMPETITION

The telemarketing and CRM industries are intensely competitive. We compete with numerous independent telemarketing and CRM firms as well as the in-house operations of many of our existing or prospective clients. We compete for telemarketing and CRM services based on quality, technological expertise, customer service, price, value, range of service offerings, financial stability and available capacity.

Most businesses that are significant consumers of telemarketing and CRM services utilize more than one firm to outsource their business and often reallocate work among various firms from time to time. Clients often request telemarketing and CRM services to be provided on an individual project basis, and we frequently are required to compete for individual projects as they are initiated.

SALES AND MARKETING

As of December 31, 2001, we employed 6 sales personnel. Sales personnel are compensated by salary and commissions based on sales performance.

We generally operate under short-term cancelable contractual relationships with our telemarketing clients. Our CRM client contracts are generally for one to three years. Our prices often include an initial fee, a base service charge and separate charges for ancillary services. Service charges for teleservices are based upon hourly rates or minute rates. Charges for other services are normally assessed on a fee-for-service basis.

TARGETED INDUSTRIES

We target our marketing efforts toward clients in the following principal industries:

Telecommunications

We provide customer acquisition services for major telecommunications companies for their long distance, cellular and cable products and services. We also provide customer acquisitions services for regional telecommunications companies for their advanced telephone features. We offer clients telemarketing services for their consumer and business customers. In addition, we answer incoming customer service calls and provide customer care consulting services for the telecommunications industry.

The telecommunications industry provided 32%, 38%, and 40% of our total revenues in the years ended December 31, 1999, 2000 and 2001, respectively.

Financial Services

We provide banks and other financial services clients with a wide range of services, including:

-        acquiring new customers;

-        encouraging product use;

-        encouraging credit card balance transfers;

-        regaining customers; and

-        customer service

The financial services industry provided 28%, 27%, and 25% of our total revenues in the years ended December 31, 1999, 2000, and 2001, respectively.
Insurance

We work with large consumer insurance companies and their agents, complementing their sales efforts by telemarketing products such as life and accidental death and dismemberment insurance. In addition, we answer incoming customer service and sales calls. As of December 31, 2001, we employed 283 licensed insurance agents collectively holding state insurance licenses from 48 states. These agents provide customer acquisition services for our clients. The insurance industry provided 10%, 9%, and 12% of our total revenues in the years ended December 31, 1999, 2000, and 2001, respectively.

Pharmaceutical and Health Care

We offer pharmaceutical clients with product support and customer service for their business and consumer customers. We also perform customer care consulting for clients in the health care industry.

Utilities

We offer large public and private utilities with the following services:

         -        deregulation education for consumers;

         -        customer service;

         -        consumer affairs services

         -        collection efforts; and

         -        customer service surveys.

Consumer Products

We provide consumer products clients with customer service, order entry and customer acquisition services.

Technology

We provide product support and customer service for clients in the computer hardware and software industries. We also provide business-to-business telemarketing such as product sales, lead generation and customer qualification. We also provide call center management services for technology clients.

Government

We provide government agencies and quasi-government agencies with a wide range of services either directly or through strategic alliances. These services include customer service and transaction processing.

PERSONNEL AND TRAINING

As of December 31, 2001, we employed approximately 5,411 individuals on a full-time basis and 371 individuals on a part-time basis. TSRs and CSRs account for approximately 4,872 employees of our total workforce of 5,782. Our ability to hire, train, and manage qualified employees is critical to our ability to provide high quality services to our clients. One of our call centers is unionized and relations are satisfactory.

GOVERNMENT REGULATION

Our sales practices are regulated at both the federal and state level. The Federal Telephone Consumer Protection Act of 1991 (TCPA), enforced by the Federal Communications Commission (FCC), imposes restrictions on unsolicited automated telephone calls to residential subscribers. Under the TCPA it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call certain subscribers. The FCC rules further require telemarketers to have procedures in place to maintain a list of residential customers who do not want to receive telephone solicitations.

The Federal Trade Commission (FTC) regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act (FTC Act), the FCC has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts and practices."

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (TCFAPA). Under the TCFAPA, the FTC has issued regulations prohibiting a variety of deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quality, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call and the nature of the goods or services offered. The regulations also require that telemarketers maintain records on various aspects of their business.

Most states have enacted statues similar to the FTC Act prohibiting unfair or deceptive acts and practices. A number of states have enacted legislation and other states are considering enacting legislation to regulate telemarketing. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state's attorney general.

Most states also have enacted legislation that requires telemarketers to subscribe and adhere to state-run "do not call" lists. Extensive federal legislation that would, among other things, establish a national do not call list has been proposed.

We are also affected by laws applicable to our clients' businesses. For example, "anti-slamming" legislation requires telecommunication carriers to provide substantial verification from their customers that they have authorized a change in the carrier of their telephone service. This legislation places penalties on telecommunications carriers that do not obtain the required verification. In addition, our employees who complete the sale of insurance products are required to be licensed by various state insurance commissions and to participate in regular education programs, which we currently provide.

Violation of the rules and regulations, applicable to telemarketing practices may result in injunctions against certain operations, monetary penalties or disgorgement of profits; moreover, such violations may give rise to private actions for damages. We believe we are in compliance with applicable rules and regulations.

ITEM 2.   PROPERTIES

Our corporate headquarters are located in 21,000 square feet of rented office space in King of Prussia, Pennsylvania. As of December 31, 2001, we operated the following material facilities:

                                    NUMBER OF
                                   WORKSTATIONS
                                   ------------
TELESERVICES CENTERS
--------------------
      Beckley, WV                       270
      Charleston, WV                    240
      Endicott, NY                      240
      Huntington, WV                    240
      Salisbury, NC                     103
      Wheeling, WV                      240
      Aliquippa, PA                     240
      Duluth, MN                        182
      Bemidji, MN                       106
      North Bay, Ontario                190
      Toronto, Ontario                  175
      St. Catherine, Ontario            228
      Woodlawn, MD                      305
      Great Arrow (Buffalo, NY)         312
      San Diego, CA                     444
      Phoenix, AZ                       263
                                      -----
      Total TeleServices              3,778
                                      -----

TELESERVICES MANAGED CENTERS
----------------------------
      White Plains, NY                   50
      Littleton, MA                      25
      Colorado Springs, CO                5
                                      -----
      Total TeleServices Managed         80
                                      -----
      Total                           3,858
                                      =====

The Teleservices Managed Centers are not owned or leased by us but are operated by us as managed call centers for clients.

ITEM 3.   LEGAL PROCEEDINGS

We are from time to time involved in litigation incidental to our business. We do not believe that the resolution of any existing litigation will result in a material adverse effect on our business, results of operations, or financial condition. See Note 11 to our consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2001.

                           TELESPECTRUM WORLDWIDE INC.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol TLSP. Prior to October 30, 2000, our common stock was traded on the Nasdaq National Market. However, our common stock failed to maintain a minimum bid price and, accordingly, was delisted at the close of business on October 30, 2000. The following table sets forth, for the periods indicated, the high and low sales price for each share of our common stock as reported on the Nasdaq National Market through October 30, 2000 and the high and low bid quotations for our common stock as reported on the OTC Bulletin Board thereafter.

                                 High            Low
                                 ----            ---
2001
        First Quarter       $    1.07      $    0.30
        Second Quarter           0.66           0.50
        Third Quarter            0.50           0.08
        Fourth Quarter           0.11           0.01

2000
        First Quarter           9.813          6.063
        Second Quarter          7.250          3.063
        Third Quarter           4.500          0.625
        Fourth Quarter          0.875          0.234

On March 31, 2002 there were 280 holders of record of the shares of our outstanding common stock and the closing price for a share of common stock as reported by the OTC Bulletin Board was $0.01. We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by the board of directors in light of conditions then existing, including our earnings, financial condition, bank covenants and capital requirements. Our current lending agreements prohibit the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere herein.

                                                                              YEAR ENDED DECEMBER 31
                                                    -------------------------------------------------------------------------
                                                      2001            2000     (1)     1999            1998            1997
                                                    ---------       ---------       ---------       ---------       ---------
(In Thousands - except per share amounts)
Statement of Operations:
Revenues                                            $ 218,235       $ 303,568       $ 266,810       $ 167,428       $ 178,922
                                                    ---------       ---------       ---------       ---------       ---------
Operating Expenses:
   Cost of Services                                   172,956         237,171         195,573         130,406         154,846

   Selling, general and administrative                 51,550          70,220          53,898          41,785          41,793
   Impairment - long lived assets (3)                  26,078         171,151              --              --         139,072(2)
   Restructuring charge (4)                             7,474          10,254              --              --              --
   Goodwill amortization                                1,167           8,449           4,431           1,178           7,249
                                                    ---------       ---------       ---------       ---------       ---------
         Total operating expenses                     259,225         497,245         253,902         173,369         342,960
                                                    ---------       ---------       ---------       ---------       ---------
         Operating income (loss)                      (40,990)       (193,677)         12,908          (5,941)       (164,038)
   Interest (expense) income, net                     (21,886)        (17,279)         (7,026)         (1,246)         (1,876)
   Investment gain                                         --              --              --              --           1,760
                                                    ---------       ---------       ---------       ---------       ---------
         Income (loss) before taxes, minority
         interest and extraordinary item:             (62,876)       (210,956)          5,882          (7,187)       (164,154)
   Income tax benefit                                      --              --              --             247           2,310
   Minority interest                                       --           7,836              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------
   Income (loss) before extraordinary item            (62,876)       (203,120)          5,882          (6,940)       (161,844)
   Extraordinary loss on early
   extinguishment of debt                             (20,286)             --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------

         Net Income (loss)                          $ (83,162)      $(203,120)      $   5,882       $  (6,940)      $(161,844)
                                                    =========       =========       =========       =========       =========
   Basic earnings (loss) per share
   Income (loss) before extraordinary               $   (1.91)      $   (6.42)      $    0.21       $   (0.27)      $   (6.42)
   Extraordinary item                                   (0.62)             --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------
   Net Income (loss)                                $   (2.53)      $   (6.42)      $    0.21       $   (0.27)      $   (6.42)
                                                    =========       =========       =========       =========       =========

   Diluted earnings (loss) per share
   Income (loss) before extraordinary               $   (1.91)      $   (6.42)      $    0.18       $   (0.27)      $   (6.42)
   Extraordinary item                                   (0.62)             --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------
   Net Income (loss)                                $   (2.53)      $   (6.42)      $    0.18       $   (0.27)      $   (6.42)
                                                    =========       =========       =========       =========       =========

                                                                                  DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                      2001            2000            1999            1998            1997
                                                    ---------       ---------       ---------       ---------       ---------
   Balance Sheet Data:
   Cash and cash equivalents                        $   6,391       $   5,258       $      --       $     794       $     774
   Working capital                                      5,630           9,879          13,912          16,702          20,655
   Total Assets                                        56,659         124,867         318,407         103,689         144,721
   Current maturities                                   3,608           3,844          16,411             820          30,160
   Long-term debt, net of current maturities          166,588         132,413         113,846           2,876           3,800
   Stockholders equity (deficit)                     (146,705)        (64,273)        139,433          76,568          80,377

------------------------------------------------------------------------

(1)      Results include the merger with IDRC from June 30, 1999.

(2) This impairment charge for goodwill was recorded in the fourth quarter of 1997.

(3) The impairment charge for goodwill was recorded in the fourth quarters of 2001 and 2000. See Note 6 to Consolidated Financial Statements.

(4)      Restructuring charge recorded in connection with closed facilities. See
         Note 3 to our Consolidated Financial Statements

(5) Minority interest represents the portion of e-Satisfy.com not owned by the Company (27.6%)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING/RECAPITALIZATION

On April 29, 2002, the Company completed the restructuring of its existing bank debt and certain other commercial liabilities, primarily accounts payable and lease obligations. As a result of the restructuring, on a proforma basis the Company's restructured debt and other current liabilities were reduced from $166.7 million and $7.6 million, respectively, to $25.2 million and $0.5 million, respectively. We believe that the debt restructuring and recapitalization will provide the Company the ability to service its debt payments and meet its obligations while alleviating customer concerns regarding the Company's ability to perform. The restructuring may further enable the Company to obtain new business and retain existing business previously at risk of loss due to the financial situation of the Company.

In connection with the debt restructuring, the Company entered into agreements with its bank lenders pursuant to which an amount totaling approximately $161 million at the time of the restructuring due under the Company's existing credit facilities was converted into: (a) a three-year term facility of $25 million;
(b) $40 million of the Company's Series A Preferred Stock; and (c) approximately $96 million of the Company's Series B Convertible Preferred Stock.

RESULTS OF OPERATIONS

Background

During 2001, we provided services to our customers through our Teleservices and eSatisfy segments.

The Teleservices segment provides both business-to-consumer and business-to-business acquisition services, primarily direct sales initiated by us on behalf of our clients. In addition, this segment provides customer service expertise to our clients. Our customer service expertise includes the more traditional inbound services of customer care support, typically through toll-free telephone numbers, for activities such as responses to clients' customer service inquiries, catalogue sales and electronic order processing and consulting services to a wide range of clients.

The eSatisfy.com segment, a customer satisfaction research company, measures, monitors and improves the customer service experience. eSatisfy incurred significant losses during 2001 and 2000 resulting in a deficiency of net assets in its balance sheet. Since the Company funded 100% if its operations, we are recognizing 100% of eSatisfy's operating loss in the consolidated statement of operations. As discussed below, the remainder of the goodwill arising from eSatisfy and its predecessor TARP was written off during the fourth quarter of 2001. As part of the recapitalization described above, the Company divested itself of its ownership interest in eSatisfy.

Earnings before interest, taxes, depreciation and amortization ("EBITDA")

EBITDA represents net income (loss) before income taxes, interest income and expense, depreciation, amortization and charges for nonrecurring items. EBITDA should not be considered in isolation or as a substitute for earnings from continuing operations, cash flows or other data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA is being presented because we believe that it provides useful information regarding our ability to incur and service debt. The unadjusted EBITDA for the year ended December 31, 2001 derived from our consolidated results of operations was negative $46.0 million. EBITDA during the same period was $8.7 million after excluding the effects of items which were non-recurring in nature such as: the impairment of long-lived assets ($26.1 million); restructuring charges ($7.5 million); the write-off of shareholder loans ($1.0 million); and the early extinguishment of debt ($20.3 million). The unadjusted EBITDA for the year ended December 31, 2000 derived from our consolidated results of operations was ($160.7) million. EBITDA during the same period was $23.1 million after excluding the effects of eSatisfy.com, and items which were non-recurring in nature. The gross impact of these non-recurring items were comprised primarily of impairment of long-lived assets ($171.1 million), restructuring charges ($10.3 million), bad debts and other software write-downs (totaling $5.7 million) offset by the effect of eSatisfy.com.

The following discussions should be read in conjunction with "Selected Financial Data" and the consolidated financial statements contained elsewhere herein.

Comparison of the Results of Operations for 2001 to 2000

                              RESULTS OF OPERATIONS
                              (dollars in millions)

                                       YEAR ENDED       AS A        YEAR ENDED        AS A
                                      DECEMBER 31,  PERCENTAGE OF   DECEMBER 31,  PERCENTAGE OF
                                          2001        REVENUES         2000          REVENUES
                                          ----        --------         ----          --------
Revenues:
   Teleservices                          $213.4           98%        $ 297.2            98%
   eSatisfy                                 4.8            2             6.4             2
                                         ------          ---         -------           ---
     Total Revenue                        218.2          100           303.6           100

Cost of services:
    Teleservices                          171.1           78           232.3            78
    eSatisfy                                1.9            1             4.9            77
                                         ------          ---         -------           ---
     Total cost of services               173.0           79           237.2            78

Selling, general and administrative        51.5           24            70.2            23
Impairment - long-lived assets             26.1           12           171.1            56
Restructure charge                          7.5            3            10.3             4
Amortization of goodwill                    1.2            1             8.4             3
                                         ------          ---         -------           ---
     Total operating expenses             259.3          119           497.2           164

Operating loss                            (41.1)         (19)         (193.6)          (64)

Interest expense, net                     (21.8)         (10)          (17.3)           (6)
                                         ------          ---         -------           ---
Loss before taxes                         (62.9)         (29)         (210.9)          (70)

Income tax benefit                           --           --              --            --

Minority interest                            --           --             7.8             3

Extraordinary loss on early
Extinguishment of debt                    (20.3)          (9)             --            --
                                         ------          ---         -------           ---

Loss from continuing operations          $(83.2)         (38%)       $(203.1)         (67%)
                                         ======          ===         =======           ===

REVENUES

Our total revenues for the twelve months ended December 31, 2001 were $218.2 million, representing a decrease of $85.4 million or 28% from the 2000 total of $303.6 million. The decrease resulted from the economic environment in 2001, the effect of September 11, and the financial condition of the Company that resulted in the loss of business and customer attrition.

TeleServices Segment

Our TeleServices segment revenues were $213.4 million for the twelve months ended December 31, 2001. These revenues accounted for 98% of our total revenue and represented a decrease of $83.8 million or 28% of 2000 revenues of $297.2 million. The decrease resulted from the factors listed above.

eSatisfy.com Segment

Our eSatisfy.com segment revenues were $4.8 million for the twelve months ended December 31, 2001. These revenues accounted for 2% of total revenue and decreased by $1.6 million or 25% from the twelve months ended December 31, 2000 due to the factors discussed above.

COST OF SERVICES

Our cost of services was $173.0 million for the twelve months ended December 31, 2001, a decrease of $64.2 million or 27% from cost of services of $237.2 million for the twelve months ended December 31, 2000. As a percentage of total revenues, cost of services were 79% and 78% for the twelve months ended December 31, 2001 and 2000, respectively. The increase in cost of services as a percentage of revenue can be attributed to lower revenue per hour due to competitive pricing pressures and lower utilization of call center capacity.

Teleservices Segment

Our Teleservices segment cost of services for the twelve months ended December 31, 2001 was 80% of teleservices revenues and decreased by $61.2 million or 26% from the twelve months ended December 31, 2000. Costs of services for the twelve months ended December 31, 2000 were 78% of Teleservices revenues. The increase in cost of services as a percentage of revenue can be attributed to lower revenue per hour due to competitive pricing pressures and lower utilization of call center capacity.

eSatisfy.com Segment

Our eSatisfy.com segment cost of services accounted for 40% of our eSatisfy.com revenues for the twelve months ended December 31, 2001 and decreased by $3.0 million or 61% from the twelve months ended December 31, 2000. Cost of services for the twelve months ended December 31, 2000 was 77% of eSatisfy.com revenues. This decrease in cost of services as a percentage of revenue is a result of salary reductions related to the restructuring of this segment initiated during the fourth quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Our SG&A expenses were $51.5 million for the twelve months ended December 31, 2001, a decrease of $18.7 million or 27% from the twelve months ended December 31, 2000. While a portion of the dollar decline is attributed to the drop in sales volumes, resulting in lower commission expense, the majority of the reduction reflects the effects of the Company's cost reduction plan. Despite the cost reduction efforts, SG&A as a percentage of revenue increased given the decline in revenue in 2001. As a percentage of total revenues, SG&A expenses were 24% and 23% for the twelve months ended December 31, 2001 and 2000, respectively.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of 1999 the Company announced a strategic partnership with two technology providers to deliver integrated eBusiness call center solutions to leading-edge, Internet-enabled call center services utilizing a Web-based front office software solution and an Internet interaction management solution. The anticipated demand for this functionality was initially projected at very high levels, and the Company purchased licenses and built an infrastructure to accommodate those projections. While the Company did successfully implement several installations, it did not reach the volumes originally projected nor was it able to attain a sufficient level of revenues to sustain the program. Consequently, the software licenses used in the eCRM software platform have been deactivated and the related maintenance has been discontinued. As required by SFAS No. 121, the Company computed the projected undiscounted future cash flows associated with the continuing software investment and compared it to the carrying value as of December 31, 2000. This analysis indicated that a permanent impairment had occurred and the investment was written down by $9.1 million at the end of 2000 to the estimated fair market value. The Company re-evaluated this partnership during 2001 and noted a further impairment and accordingly wrote off the remaining balance off of $0.8 million during the fourth quarter of 2001 (See Note 6 to the Consolidated Financial Statements).

In 2000, as a result of declining revenues and increased losses, the Company performed a comprehensive review of the carrying value of goodwill and other intangibles. The analysis indicated that the carrying value of goodwill was permanently impaired resulting in a total impairment charge of $155.5 million. A similar analysis was prepared during 2001 as a result of further declining revenues and increased losses resulting in an additional impairment charge of $11.5 million primarily related to customer relationships (See Note 6 to the Consolidated Financial Statements).

In 2001, the Company also wrote down the carrying value of fixed assets by $14.5 million to fair market value as a result of the restructuring of business operations and the closing of call centers (See Note 8 to the Consolidated Financial Statements).

RESTRUCTURING CHARGE

During the fourth quarter of 2000, as part of its continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations, enhance results of operations and improve cash flow, by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded a pre-tax charge of $10.3 million in 2000 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During 2001, the Company's new management team expanded the restructuring plan on three occasions to include the closure or consolidation of additional facilities and identification of additional workforce reductions. As a result, the Company recorded an additional pre-tax charge of $7.5 million during that period (See Note 5 to the Consolidated Financial Statements.)

GOODWILL AMORTIZATION

Goodwill amortization was $1.2 million, representing 1% of total revenues for the twelve months ended December 31, 2001, and decreased by $7.2 million from the twelve months ended December 31, 2000. This decrease can be attributed to the write-off of goodwill during 2000.

INTEREST EXPENSE, NET

We incurred net interest expense of $21.8 million for the twelve months ended December 31, 2001, which represents an increase of $4.5 million or 26% from the twelve months ended December 31, 2000. This increase is due primarily to the increase in principal on the Company's debt, the accretion of the waiver fees totaling $0.9 million and the accelerated amortization of deferred debt issuance costs during the fourth quarter totaling $0.7 million.

MINORITY INTEREST

Minority interest represents the portion of eSatisfy.com not owned by the Company (27.6%). For the twelve months ended December 31, 2001, minority interest was zero as compared to the December 31, 2000 credit of $7.8 million. The Company recorded 72.4% of e-Satisy.com's losses until the minority interest accumulated balance in the net assets of eSatisfy.com reached zero, at which time we reflected 100% of the subsidiary losses in the consolidated statement of operations.

INCOME TAXES

There was no income tax provision for the years ended December 31, 2001 and 2000. As of December 31, 2001 and 2000, we had a net operating loss carryforward of approximately $210.2 million and $128.1 million, respectively. Due to the uncertainty surrounding the potential realization of the deferred tax assets, the Company has provided a full valuation allowance at December 31, 2001 and 2000.

EXTRAORDINARY ITEM

On April 16, 2001, the Company signed an amended and restated credit agreement (the "Credit Agreement") with its bank group whereby all amounts outstanding under the former agreement's term notes (Notes A, B and C), $35 million of working capital revolver, and accrued incremental interest and waiver fees were converted into one term loan, totaling $120.6 million. The term loan accrued interest at a base rate plus an applicable margin, as defined as 1.54% at December 31, 2001, and was scheduled to mature on July 1, 2002.

The April 2001 Credit Agreement required that the Company pay certain fees periodically through maturity or termination of the agreement. The unused portion of the working capital revolver was also subject to an annual commitment fee of 25 basis points payable quarterly. An agent's fee of 25 basis points of the aggregate amount of the facilities was incurred upon signing the Credit Agreement, and was incurred through the termination date of the agreement. The Company was also charged a restructuring fee of 15% of the aggregate amount of the facilities on April 16, 2001, payable at maturity or termination of the agreement.

Because the Credit Agreement resulted in substantially different terms and cash flows than the previous agreement, the amendment was accounted for and reported in the same manner as a debt extinguishment. A $20.3 million extraordinary loss on the early extinguishment of debt was recorded in April 2001, reflecting the write-off of deferred issuance costs related to the previous agreement and the recognition of restructuring and other fees charged by the bank group related to the Credit Agreement, as described above. In addition, approximately $1.5 million in third party fees were paid relating to the Credit Agreement, which were deferred and fully amortized at December 31, 2001.

The Credit Agreement required compliance with stipulated covenants based on the Company's business plan for 2001. Due to downward revisions to that plan for the second half of 2001, the Company amended the Credit Agreement effective on July 31, 2001. The amended Credit Agreement permitted the Company to defer 100% of the total interest otherwise due during the third quarter of 2001 and 50% of the interest otherwise due during the fourth quarter of 2001. The amended Credit Agreement also waived future compliance with certain non-financial provisions of the agreement, modified certain financial covenants, and required the Company to deliver to the bank group a new cost reduction plan to be implemented by September 30, 2001, which was delivered. In addition, the amended Credit Agreement removed the provision that required an amount equal to the deferred interest to be paid and applied against the working capital revolver and that required that this portion of the revolver be used only to pay down specified categories of trade payables.

The Company incurred a waiver fee of 25 basis points of the aggregate amount of the facilities upon signing the amended Credit Agreement, payable at maturity or termination of the amended Credit Agreement. This fee was charged to interest expense during the three-month period ended September 30, 2001.

The Company failed to maintain compliance with the terms of the amended Credit Agreement by not meeting the EBITDA financial covenant through December 31, 2001. The Company also did not make the interest payment due to the lenders through December 31, 2001. As a result, the Company was in default at December 31, 2001 and the amounts then outstanding became due and payable upon demand. The amended Credit Agreement was restructured on April 29, 2002. (See Note 1 to the Consolidated Financial Statements)

Comparison of the Results of Operations for 2000 and 1999

                                                        RESULTS OF OPERATIONS
                                                        (dollars in millions)

                                       YEAR ENDED       AS A          YEAR ENDED        AS A
                                      DECEMBER 31    PERCENTAGE OF   DECEMBER 31,   PERCENTAGE OF
                                          2000         REVENUES          1999         REVENUES
                                          ----         --------          ----         --------
Revenues:
   Teleservices                         $ 297.2           98%           $256.8           96%
   eSatisfy.com                             6.4            2              10.0            4
                                        -------          ---            ------          ---
      Total revenues                      303.6          100             266.8          100

Cost of services:
   Teleservices                           232.3           78             191.7           75
   eSatisfy.com                             4.9           77               3.9           39
                                        -------          ---            ------          ---
      Total cost of services              237.2           78             195.6           73

Selling, general and administrative        70.2           23              53.9           20
Impairment - long-lived assets            171.1           56
Restructuring charge                       10.3            4
Amortization of goodwill                    8.4            3               4.4            2
                                        -------          ---            ------          ---
      Total operating expenses            497.2          164             253.9           95
                                        -------          ---            ------          ---

Operating income (loss)                  (193.6)         (64)             12.9            5

Interest expense, net                     (17.3)          (6)             (7.0)          (3)
                                        -------          ---            ------          ---
Income (loss) before taxes               (210.9)         (70)              5.9            2
Income tax benefit                           --           --                --           --
Minority interest                           7.8            3
                                        -------          ---            ------          ---

Income (loss) from continuing           $(203.1)        (67)%           $  5.9            2%
operations                              =======         ===             ======          ===

REVENUES

Our total revenues for the twelve months ended December 31, 2000 were $303.6 million, representing an increase of $36.8 million or 14% from the 1999 total of $266.8 million. This increase can be attributed to the addition of IDRC centers for the first two quarters of 2000 resulting in increased revenues of $59.5 million offset by a decrease in fulfillment of $10.2 million and eSatisfy.com of $3.6 million. During 1999, we had one client, from the telecommunications industry, which made up over 10% of our revenue.

Teleservices Segment

Our Teleservices segment revenues were $297.2 million for the twelve months ended December 31, 2000. These revenues accounted for 98% of our total revenues and represented an increase of $40.4 million or 16% of 1999 revenues of $256.8 million. The increase can be attributed to the addition of IDRC centers for the entire year ended December 31, 2000 resulting in increased revenue of $59.4 million offset by the decline in fulfillment revenue of $10.2 million and overall reductions in business volumes.

eSatisfy.com Segment

Our eSatisfy.com segment revenues were $6.4 million for the twelve months ended December 31, 2000. These revenues accounted for 2% of total revenue and decreased by $3.6 million or 36% from the twelve months ended December 31, 1999. During 2000, eSatisfy.com focused on developing its business-to-business internet strategy after the acquisition of CI in February 2000. During the same period of 1999, the focus was on the traditional TARP business before the CI acquisition.

COST OF SERVICES

Our cost of services was $237.2 million for the twelve months ended December 31, 2000, an increase of $41.6 million or 21% from cost of services of $195.6 million for the twelve months ended December 31, 1999. As a percentage of total revenues, cost of services was 78% and 73% for each of the twelve months ended December 31, 2000 and 1999, respectively.

Teleservices Segment

Our Teleservices segment cost of services for the twelve months ended December 31, 2000 was 78% of teleservices revenues an increase of $40.6 million or 21% from the twelve months ended December 31, 1999. Costs of services for the twelve months ended December 31, 1999 were 75% of Teleservices revenues. The increase in cost of services as a percentage of revenue can be attributed to lower revenue per hour due to competitive pricing pressure, lower utilization of call center capacity, change in the client mix and an increase in infrastructure to support anticipated higher volumes.

eSatisfy.com Segment

Our eSatisfy.com segment cost of services accounted for 77% of our eSatisfy.com revenues for the twelve months ended December 31, 2000 and increased by $1.0 million or 26% from the twelve months ended December 31, 1999. Cost of services for the twelve months ended December 31, 1999 were 39% of eSatisfy.com revenues. The increase in cost of services as a percentage of revenue is a result of a charge to write-off software associated with the traditional business platform which will not be used in the future and the change in the traditional business strategy.

SELLING, GENERAL AND ADMINISTRATIVE

Our SG&A expenses were $70.2 million for the twelve months ended December 31, 2000, an increase of $16.3 million or 30% from the twelve months ended December 31, 1999. As a percentage of revenue, SG&A expenses were 23% and 20% for the twelve months ended December 31, 2000 and 1999, respectively. Of the $70.2 million, $11.0 million relates directly to eSatisfy.com, an increase of $6.1 million from 1999. The $6.1 million increase is due to a charge to write-off software associated with the traditional TARP business of $1.5 million and increases in salaries and infrastructure associated with the changes in eSatisfy.com business strategies. Overall software maintenance fees and depreciation and amortization increased $7.5 million for the twelve months ended December 31, 2000 over the same period in the preceding year due to the IDRC acquisition and increases in technology spending. Bad debt expense decreased by $4.0 million from $6.8 million to $2.8 million for the twelve months ended December 31, 1999 and 2000, respectively. The remaining increase in SG&A can be attributed to the IDRC merger.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of 1999, the Company announced a strategic partnership with two technology providers to deliver integrated eBusiness call center solutions to leading-edge, Internet-enabled call center services utilizing a Web-based front office software solution and an Internet interaction management solution. The anticipated demand for this functionality was initially projected at very high levels and the Company purchased licenses and built an infrastructure to accommodate those projections. While the Company did successfully implement several installations in this arena it did not reach the volumes originally projected nor was it able to attain a sufficient level of revenues to sustain the program. Consequently, the software licenses used in the eCRM software platform have been deactivated and the related maintenance has been discontinued. As required by SFAS No. 121, the Company computed the projected undiscounted future cash flows associated with the continuing software investment and compared it to the carrying value as of December 31, 2000. This analysis indicated that a permanent impairment had occurred and the investment was written down to the estimated fair market value.

In 2000, as a result of declining revenues and increased losses, the Company performed a comprehensive review of the carrying value of goodwill and other intangibles. The analysis indicated that the carrying value of goodwill was permanently impaired resulting in a total impairment charge of $155.5 million.

GOODWILL AMORTIZATION

Our goodwill amortization was $8.4 million, representing 3% of total revenues for the twelve months ended December 31,

2000, and increased by $4.0 million from the twelve months ended December 31, 1999. This increase can be attributed to the IDRC merger and the CI acquisition. As discussed above, the majority of goodwill was written off at December 31, 2000 which will significantly decrease goodwill amortization in the future.

INTEREST EXPENSE, NET

We incurred net interest expense of $17.3 million for the twelve months ended December 31, 2000 which represents an increase of $10.3 million from the twelve months ended December 31, 1999. This increase in interest expense can be attributed to increased debt levels from the IDRC merger, amortization of debt issuance costs, an increase in the average interest rate of approximately 100 basis points, nonrecurring fees of $0.6 million payable to the lenders under our credit facility and $0.9 million for charges related to our covenant waivers received in the fourth quarter of 2000.

MINORITY INTEREST

Minority interest represents the portion of eSatisfy.com not owned by the Company (27.6%). For the twelve months ended December 31, 2000 minority interest was $7.8 million. There was no minority interest for the twelve months ended December 31, 1999. The Company recorded 72.4% of eSatisy.com's losses until the minority interest accumulated balance in the net assets of eSatisfy.com reached zero, at which time we reflected 100% of the affiliates losses.

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

LIQUIDITY AND CAPITAL RESOURCES
(dollars in millions)

CASH FLOWS PROVIDED BY (USED IN):

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             2001          2000          1999
                                           --------      --------      --------
            Operating Activities           $   (1.3)     $   25.5      $    2.4
            Investing Activities               (1.5)        (21.6)        (25.6)
            Financing Activities                3.9           1.3          22.5

Year Ended December 31, 2001

The $1.3 million of cash used by operating activities consisted primarily of the net loss of $83.2 million which includes a number of significant non-cash charges, including depreciation and amortization of $15.0 million, impairment of long-lived assets of $26.1 million, extraordinary loss on early extinguishment of debt of $20.3 million, and changes in working capital accounts based on lower levels of business activity of $ 4.3 million.

The $1.5 million of cash used in investing activities primarily consisted of property and equipment purchases attributed to maintaining and enhancing our technology platforms and costs related to call centers.

The $3.9 million of net cash provided by financing activities primarily consisted of the increase in our debt at April 2001 and costs incurred in connection with the amendment to our credit agreement, offset by payments of capital lease obligations.

Year Ended December 31, 2000

The $25.5 million of cash provided by operating activities consisted primarily of the net loss of $203.1 million and non cash items including depreciation and amortization of $27.3 million, impairment of long-lived assets of $171.1 million, a loss on disposal of fixed assets of $3.8 million and restructuring charges of $10.3 million, offset by working capital requirements, including an increase in accounts payable of $6.2 million, a decrease in accounts receivable of $15.3 million, total accrued expenses of $8.4 million and other liabilities of $2.1 million.

The $21.6 million of cash used in investing activities primarily consisted of property and equipment purchases attributed to maintaining and enhancing our technology platforms and costs related to new call centers. Certain of these assets were impaired in 2000.

The $1.3 million of net cash provided by financing activities primarily consisted of borrowings related to long-term debt.

Year Ended December 31, 1999

The $2.4 million of cash provided by operating activities consisted of $5.9 million of net income, plus non-cash items including depreciation and amortization of $16.7 million and $6.8 million for bad debts, offset by working capital requirements, including an increase in accounts receivable of $8.4 million, prepaid expenses and other of $9.8 million, and a decrease in accounts payable of $5.5 million and other liabilities of $1.2 million.

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

Financing Matters

On April 29, 2002, the Company entered into an agreement with its bank lenders that resulted in a recapitalization of its balance sheet and a reduction of its debt. As a result of the recapitalization, the amounts due under its existing credit facilities totaling approximately $161 million at the time of the recapitalization, which consisted of outstanding debt, accrued interest and fees, were converted into (a) a three-year term facility of $25 million under an amended and restated credit agreement, (b) $40 million of the Company's Series A Preferred Stock, and (c) shares of the Company's Series B Convertible Preferred stock which will convert into common stock representing 95% of the Company's common outstanding after such conversion. The three year term facility is secured by, among other things, our assets and outstanding trade receivables, bears interest at a base rate as defined in the agreement plus 400 basis points, and matures in May 2005. Under the terms of the Agreement, the Company is required to meet certain financial covenants, including a fixed charge coverage ratio and EBITDA targets. The Series A Preferred Stock has a 10% annual dividend rate, which accrues and is payable either in cash or in additional shares of Series A Preferred Stock. A portion of the Series B Convertible Preferred Stock was converted into shares of the Company's common stock immediately after the closing of the recapitalization, and the remainder will convert into shares of common stock as soon as the Company amends its Certificate of Incorporation to increase the authorized number of shares of common stock. Such amendment will require the approval of the Company's shareholders.

After the recapitalization, the Company's Board of Directors is comprised of five members, including J. Peter Pierce, the Company's Chairman and Chief Executive Officer, and Christopher Williams, the Company's Chief Operating Officer, who are continuing as directors, and three designees of the bank group.

In addition to entering into the amended credit agreement and completing the recapitalization with it bank lenders, on April 29, 2002 other debt balances outstanding to unsecured creditors were restructured from $15.3 million to approximately $0.7 million, with cash payments of $1.5 million. Certain commercial liabilities, primarily accounts payable, which had a carrying value of $3.7 million as of December 31, 2001, were also settled through cash payments of $0.9 million and notes payable of $0.3 million. Additional settlements were reached with certain of the Company's landlords that will result in a reduction of $3.4 million of future lease commitments through cash payments of $0.4 million and notes payable of $0.2 million. As part of the debt restructuring, the Company divested itself of its ownership interest in eSatisfy.com.

In addition to completing the restructuring and recapitalization transactions described above, management has also developed and has begun to implement a plan to improve the Company's operating margins, cash flows from operations and liquidity position. Management's plan includes the following steps, among others:

      - Develop account management and business development initiatives in order to improve retention rates for existing customers and generate new revenue sources;

      - Develop incentive compensation plans to provide incentives to key employees;

      - Increase emphasis on winning and retaining higher-margin inbound contracts;

      -     Reduce the number of the Company's call centers; and

      - Reduce expenses through employee attrition, planned headcount reductions and other non-salary cost reduction programs.

The Company believes that all of the above changes, together with existing working capital and projected results for 2002, should enable it to generate sufficient cash flow to meet its operating cash needs, fund required capital expenditures and satisfy its debt service and other financing requirements. However, the Company does not have a line of credit or other short-term borrowing facility available. In addition, covenants in its amended credit agreement restrict its ability to pledge assets as collateral for other borrowings. The Company's 2002 operating plan assumes a stabilization of its revenue base and an improvement in operating profit margins from historical levels. The Company's ability to meet its obligations in the ordinary course of business is dependent upon successful implementation of its operating plan and stabilization of its operations. Uncertainties exist with respect to management's plans because events and circumstances frequently do not occur as expected, and those differences may be material. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

On April 16, 2001, the Company signed an amended and restated credit agreement (the "Credit Agreement") with its bank group whereby all amounts outstanding under the former agreement's term notes (Notes A, B and C), $35.0 million of the working capital revolver, and accrued incremental interest and waiver fees were converted into one term loan, totaling $120.6 million. The term loan accrued interest at a base rate plus an applicable margin, as defined 1.54% at December 31, 2001, and was scheduled to mature on July 1, 2002.

The Credit Agreement required compliance with stipulated covenants based on the Company's business plan for 2001. Due to downward revisions to that plan for the second half of 2001, the Company amended the Credit Agreement effective on July 31, 2001. The amended Credit Agreement permitted the Company to defer 100% of the total interest otherwise due during the third quarter of 2001 and 50% of the interest otherwise due during the fourth quarter of 2001. The amended Credit Agreement also waived future compliance with certain non-financial provisions of the agreement, modified certain financial covenants, and required the Company to deliver to the bank group a new cost reduction plan to be implemented by September 30, 2001, which was delivered. In addition, the amended Credit Agreement removed the provision that required an amount equal to the deferred interest to be paid and applied against the working capital revolver and that required that this portion of the revolver be used only to pay down specified categories of trade payables.

The Company incurred a waiver fee of 25 basis points of the aggregate amount of the facilities upon signing the amended Credit Agreement, payable at maturity or termination of the amended Credit Agreement. This fee was charged to interest expense during the three month period ended September 30, 2001.

The Company failed to maintain compliance with the terms of the amended Credit Agreement by not meeting the EBITDA financial covenant beginning in September 2001. The Company also did not make the interest payments due to the lenders beginning in October 2001. As a result, the Company was in default of the amended Credit Agreement and the amounts then outstanding became due and payable upon demand. During the fourth quarter of 2001, the Company began negotiations with its bank group to restructure its existing debt, which restructuring was consummated in April 2002.

Note Payable to Stockholder

On April 16, 2001, the Company amended its $4,873,000 million term note payable to the former majority stockholders of an acquired business pursuant to which all unpaid interest was added to the unpaid principal balance establishing a restructured note of $5,761,000. The amended note was scheduled to mature on June 30, 2004, bore interest at 10% for the year ending December 31, 2001 and 15% through April 15, 2002, when it was restructured. The Company exchanged its interest in eSatisfy for forgiveness of this Note.

eSatisfy Debt

On April 9, 2001, the Company amended its $2.2 million non-interest bearing note payable to the former principals of eSatisfy. The amended notes bear interest at 10% from June 30, 2000 and require principal payments of $50,000 per month through March 2002 and $40,000 per month through August 2002, at which time the remaining balance of $1.5 million is payable in full. The Company restructured a portion of this note which reduced the note payable by $0.8 million.

During May 2000, a shareholder of TeleSpectrum advanced $500,000 to eSatisfy.com in return for convertible promissory notes and 200,000 warrants to purchase eSatisfy.com Common Stock. The notes bear interest at 8% and were due August 31, 2000 if additional equity totaling $3,000,000 (a "Subsequent Financing") was not obtained by June 15, 2000. Upon the consummation of a Subsequent Financing, the notes automatically convert to 285,715 shares of Series A Common Stock. A Subsequent Financing was not obtained and on September 13, 2000 a forbearance agreement was entered into which deferred principal and interest. The warrants expire in seven years and were exercisable at $.01 per warrant.

During June 2000, the same TeleSpectrum shareholder advanced an additional $500,000 to eSatisfy.com in return for convertible promissory notes and 250,000 warrants to purchase eSatisfy.com Common Stock. The notes bear interest at 8% and were due October 15, 2000 if additional equity totaling $5,000,000 (a "Subsequent Financing") was not obtained by July 31, 2000. Upon consummation of a Subsequent Financing, the notes automatically convert to 357,143 shares of Series A Common Stock. A Subsequent Financing was not obtained putting eSatisfy.com into technical default on these notes. eSatisfy.com is currently negotiating with the lender to obtain a forbearance agreement. The warrants expire in seven years and were exercisable $.01 per warrant.

In November 2000, eSatisfy received $200,000 in cash from a member of senior management to enhance the Company's ability to obtain additional financing. In exchange for cash, the Company promised to pay $200,000 and 12% interest upon the consummation of a subsequent financing or upon the merger or consolidation of the Company or any similar transaction or series of related transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: revenue recognition, accounting for long-lived assets, allowance for doubtful accounts, and accounting for income taxes. Any deviation from these policies or estimates could have a material impact on the financial statements of the Company.

Revenue recognition

The Company recognizes revenues on Outbound Teleservices programs as services are performed, generally based on hours incurred. For certain of these programs, revenues are reduced for estimated customer cancellations. Inbound Teleservices revenue is recognized on a per hour basis or at the time calls are answered on a per minute basis.

The Company defers certain up-front fees that are received from its customers and related costs and recognizes the up-front fees, net of costs, over the term of the applicable contract. Net Deferred Revenue was $1,486,000 and $2,990,000 at December 31, 2001 and 2000, respectively.

Accounting for long-lived assets

The Company had approximately $13.8 million of long-lived assets as of December 30, 2001. These assets are comprised primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives, salvage values and impairment charges. In addition, any decision by the Company to reduce capacity by closing Customer Call Centers or to abandon software would result in a write-off of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values. During 2001, the Company recorded an asset impairment charge of $26.1 million related to the write-off of fixed assets, goodwill, and other intangible assets under SFAS No. 121. The Company has adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in January 2002. See discussion below regarding the effect of this adoption.

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on a monthly assessment of the probable estimated losses in trade accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The estimated losses in trade accounts receivable are based on specific allowances for identified problem receivables and an additional valuation for all other receivables based on their age and collection history. Our accounts receivable balance was $33.3 million, net of allowance for doubtful accounts of $1.6 million as of December 31, 2001.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

At December 31, 2001 the Company had $139.1 million of net deferred tax assets which included net operating loss carry-forwards of $210.2 million. We have recorded a full valuation allowance of $139.1 million against our net deferred tax assets, due to uncertainties surrounding our ability to utilize our deferred tax assets before they expire.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the Company's financial statements.

In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) were issued. These standards change the accounting principles governing business combinations, goodwill and other intangible assets by, among other things, requiring the use of the purchase method in accounting for business combinations and eliminating the requirement to amortize goodwill. Instead, SFAS No. 142 establishes a method to test for impairment of goodwill on at least an annual basis. These standards became effective for the Company beginning in the first quarter of 2002. The Company anticipates that the effect of adopting SFAS 142 will not be material.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) was issued effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30," Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and
(b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement also removes goodwill from its scope and, therefore, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. This Statement retains the basic provisions of APB Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company anticipates that the effect of adopting SFAS No. 142 will not be material.

OTHER INFORMATION - RISK FACTORS

You should consider the following risk factors that pertain to the Company. The realization of any of these risks could result in significant harm to our results of operations, financial condition, cash flows, business or the market price of our common stock.

Keep these risk factors in mind when reading "forward-looking" statements elsewhere in this Form 10-K (see also "Cautionary Statement Concerning Forward-Looking Statements" elsewhere herein).

Control of our business will be in the hands of our lender group.

As a result of the April 2002 recapitalization, our bank lenders, in the aggregate, beneficially own approximately 95% of our outstanding common stock. These lenders are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, in connection with the recapitalization, each of the lenders entered into a stockholders agreement pursuant to which all of the lenders' shares will be voted by the bank group's administrative agent with respect to, among other things, the election of our five directors, including three designees of the bank lenders. Consequently, the administrative agent will be able to elect the directors and otherwise control our business affairs.

Our financial condition has made it difficult for us to retain clients.

Prior to our April 2002 recapitalization, our clients were, and many may remain, concerned about our precarious financial position. In particular, our clients were wary of our highly leveraged position and that we were in default of certain financial covenants and interest payment obligations under our credit facilities. During 2001 and the first quarter of 2002, we had difficulty reassuring many clients of our continued ability to meet their teleservices needs, and, as a result, we have been unable to retain certain clients. Among the clients that have reduced their volumes with us are our first and second largest clients, based on revenue, during 2001. If we are unable to convince our existing clients that, as a result of the recapitalization, we will remain a leading teleservices provider and be able to service their teleservices needs, we may continue to lose clients.

Our results of operations are sometimes dependent on one or more significant clients.

Approximately 17% and 11% of our revenues for 2001 and 2000, respectively, were generated from one client in the telecommunications industry and approximately 11% of our revenues for 2001 were generated by another client in the financial services industry. As discussed above, these clients have significantly reduced their work volumes with us, which will severely affect our results of operations. We may develop future relationships with clients that represent a large concentration of our revenues, and these types of relationships are often cancelable by the client upon relatively short notice. Our business may be harmed by any unexpected termination or non-renewal of such a relationship.

Our debt restricts our ability to obtain financing or pursue other business objectives.

Our debt restricts our ability to obtain other financing and pursue other business objectives. Accordingly, we may find it difficult to:

-     obtain additional financing to provide working capital;

-     enter into strategic relationships;

-     make capital expenditures;

-     respond to business opportunities;

-     address competitive pressures or adverse industry developments; and

-     withstand further economic downturns.

Government regulation of our industry could increase our costs and limit the growth of our business.

Our industry is subject to an increasing amount of government regulation, both in the United States and Canada. Such regulation has had the effect of limiting our ability to conduct outbound operations by, among other things, prohibiting us from contacting consumers who have signed on to "do not call" lists and prohibiting the use of automated telephone dialing equipment to call certain numbers. Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the Federal Trade Commission, state attorneys general or state agencies, permitting the recovery of significant civil or criminal penalties. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. We may not be able to maintain compliance with all applicable regulations. Furthermore, new laws could more significantly limit our ability to offer services, which would adversely affect our operations.

Our results of operations will be adversely affected if we do not avoid high personnel turnover.

Our industry is very labor intensive and has experienced high personnel turnover. In addition, as a result of our difficult financial position we have experienced and may continue to experience high personnel attrition levels. Many of our employees receive modest hourly wages. A higher turnover rate among our employees would increase our recruiting and training costs and decrease our productivity. Our insurance product sales and technology-based inbound customer service require specifically trained employees. We may not be able to continue to hire, train and retain a sufficient labor force of qualified employees.

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

We expect that our quarterly operating results will fluctuate due to many factors, a number of which are beyond our control. We believe that period-to-period comparisons of our historical results may not be meaningful. You should not rely on these historical results as an indication of our future results. Our results of operations in future periods may not meet the expectations of analysts and investors, in which case the price of our common stock would likely decrease. Factors that may also have an impact on our operating results include:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2001, the Company had approximately $159.1 million outstanding under term and working capital advances with our senior bank group. Interest on those facilities was based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the facilities at December 31, 2001, we would be required to pay an additional $1.6 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we have placed two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million as of December 31, 2001. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts. Due to the current low interest rate environment, the interest rate cap agreements currently have no recorded value. The interest rate cap agreements are scheduled to expire on September 30, 2002. The three-month LIBOR interest rate was approximately 1.833% at December 31, 2001

Foreign Currency Risk

We have subsidiaries in Canada and the United Kingdom, which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these subsidiaries from local currencies to US dollars affects year-over-year comparability of our operating results. Gains and losses on translation are recorded as a separate component of stockholders' equity.

Approximately $13.3 million has been loaned to our Canadian subsidiary. The loan proceeds have been converted to Canadian dollars. Under the terms of our credit agreement, large principal payments due in 2002 may require conversion of all or a portion of our Canadian dollar loan to US dollars. An unfavorable change in the Canadian dollar exchange rate at the time of the conversion could cause a foreign currency exchange loss. At this time, we do not believe that such a conversion would be required. The other foreign subsidiaries are limited in their operations and the level of investment by the parent company so that risk of foreign currency fluctuations is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                TABLE OF CONTENTS

        Report of Independent Public Accountants                              27
        Consolidated Balance Sheets as of December 31, 2001 and 2000:         28
         For the Years Ended December 31, 2001, 2000 and 1999:
              Consolidated Statements of Operations                           29
              Consolidated Statements of Stockholders' Equity (Deficit)       30
              Consolidated Statements of Cash Flows                           31
        Notes to Consolidated Financial Statements                            32

     FINANCIAL STATEMENT SCHEDULE:
        Report of Independent Public Accountants                              54
        Schedule II -- Valuation and Qualifying Accounts for the
           Years Ended December 31, 2001, 2000 and 1999                       55

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TeleSpectrum Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of TeleSpectrum Worldwide Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleSpectrum Worldwide Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters, which include a restructuring of a significant portion of the Company's debt and other liabilities, are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                     /s/Arthur Andersen LLP

Philadelphia, Pa.,
April 29, 2002

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                      DECEMBER 31,
                                                                               ------------------------
                                                                                  2001           2000
                                                                               ---------      ---------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   6,391      $   5,258
   Accounts receivable, net of allowance for doubtful
      accounts of $1,609 and $3,457                                               33,333         54,745
   Prepaid expenses and other                                                      2,067          6,173
                                                                               ---------      ---------

                  Total current assets                                            41,791         66,176

PROPERTY, PLANT AND EQUIPMENT, net                                                11,478         39,967

GOODWILL AND OTHER INTANGIBLES                                                     2,347         15,003

OTHER ASSETS                                                                       1,043          3,721
                                                                               ---------      ---------

                  Total assets                                                 $  56,659      $ 124,867
                                                                               =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current maturities of long-term debt                                        $   3,608      $   3,844
   Accounts payable                                                                5,435         15,457
   Accrued expenses                                                               15,459         14,530
   Accrued costs for closed call centers                                           6,511          7,454
   Accrued compensation                                                            4,244          8,903
   Interest payable                                                                  736          5,023
   Other current liabilities                                                         168          1,086
                                                                               ---------      ---------

                  Total current liabilities                                       36,161         56,297

LONG-TERM DEBT, net of current maturities                                        166,588        132,413

OTHER NONCURRENT LIABILITIES                                                         615            430

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no
      shares issued or outstanding                                                    --             --
   Common stock, $.01 par value, 200,000,000 shares authorized, 40,022,656 shares issued and 32,737,815 shares outstanding at December
      31, 2001, and 40,022,656 shares issued and 33,076,073 shares outstanding at
      December 31, 2000                                                              400            400
   Additional paid-in capital                                                    339,113        339,099
   Common stock purchase warrants                                                  7,840          7,840
   Due from stockholders                                                              --           (952)
   Accumulated deficit                                                          (443,686)      (360,524)
   Treasury stock, 7,284,841 shares at cost                                      (48,810)       (48,810)
   Cumulative currency translation adjustment                                     (1,562)        (1,326)
                                                                               ---------      ---------

                  Total stockholders' equity (deficit)                          (146,705)       (64,273)
                                                                               ---------      ---------

                  Total liabilities and stockholders' equity (deficit)         $  56,659      $ 124,867
                                                                               =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       2001           2000           1999
                                                    ---------      ---------      ---------
REVENUES                                            $ 218,235      $ 303,568      $ 266,810
                                                    ---------      ---------      ---------
OPERATING EXPENSES:
      Cost of services                                172,956        237,171        195,573
      Selling, general and administrative              51,550         70,220         53,898
      Impairment - long-lived assets                   26,078        171,151             --
      Restructuring charge                              7,474         10,254             --
      Goodwill amortization                             1,167          8,449          4,431
                                                    ---------      ---------      ---------
                       Total operating expenses       259,225        497,245        253,902
                                                    ---------      ---------      ---------
                        Operating income (loss)       (40,990)      (193,677)        12,908

INTEREST INCOME                                           219            480            944

INTEREST EXPENSE                                      (22,105)       (17,759)        (7,970)
                                                    ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY           (62,876)      (210,956)         5,882
INTEREST AND EXTRAORDINARY ITEM:
INCOME TAX BENEFIT                                         --             --             --

MINORITY INTEREST                                          --          7,836             --
                                                    ---------      ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               (62,876)      (203,120)         5,882

EXTRAORDINARY ITEM - LOSS ON EARLY
EXTINGUISHMENT OF DEBT                                (20,286)            --             --
                                                    ---------      ---------      ---------

NET INCOME (LOSS)                                   $ (83,162)     $(203,120)     $   5,882
                                                    =========      =========      =========

BASIC EARNINGS (LOSS) PER SHARE:
     Income (loss) before extraordinary item        $   (1.91)     $   (6.42)     $    0.21
      Extraordinary item                                 (.62)            --             --
                                                    ---------      ---------      ---------
NET INCOME (LOSS) PER BASIC SHARE                   $   (2.53)     $   (6.42)     $    0.21
                                                    =========      =========      =========

DILUTED EARNINGS (LOSS) PER SHARE:
      Income (loss) before extraordinary item       $   (1.91)     $   (6.42)     $    0.18
      Extraordinary item                                 (.62)            --             --
                                                    ---------      ---------      ---------
NET INCOME (LOSS) PER DILUTED SHARE                 $   (2.53)     $   (6.42)     $    0.18
                                                    =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (Dollars in thousands, except per share amounts)





                                                                                         COMMON
                                                                          ADDITIONAL      STOCK          DUE
                                                    COMMON STOCK            PAID-IN      PURCHASE        FROM        DEFERRED
                                           -----------------------------
                                               SHARES         AMOUNT        CAPITAL      WARRANTS    STOCKHOLDERS  COMPENSATION
                                           -------------- ------------- ------------- ------------- ---------------------------

Balance, December 31, 1998                    25,771,449    $   258     $   240,176     $     --    $         --     $(363)
   Exercise of common stock options              345,010          3           1,580           --              --       --
   CRW merger                                  5,173,186         52          48,567           --              --       --
   IDRC merger                                 8,269,101         83          46,911        7,840            (952)      --
   Partial release of escrowed shares                                         1,614           --              --       --
   Amortization of deferred compensation              --         --              --           --              --      200
   Comprehensive income                               --         --              --
      Net income                                      --         --              --           --              --       --
      Cumulative currency translation                 --         --              --           --              --       --
         adjustment
      Total comprehensive income                      --         --              --           --              --       --
                                            ------------    ------     ------------     --------     ------------  ----------

Balance, December 31, 1999                    39,558,746        396         338,848        7,840            (952)    (163)
   Exercise of common stock options              463,910          4             251           --              --       --
   Amortization of deferred compensation                                                      --              --      163
   Comprehensive income                               --         --              --           --              --       --
      Net loss                                        --         --              --           --              --       --
      Cumulative currency translation                 --         --              --           --              --       --
         adjustment                                                              --
      Total comprehensive income                      --         --              --           --              --       --
                                            ------------    -------    ------------     --------     ------------     ---------

Balance, December 31, 2000                    40,022,656        400         339,099        7,840            (952)      --
   Release of shares from escrow                      --         --              14           --              --       --
   Write-off of shareholder notes                     --         --              --           --             952       --
   Comprehensive income                               --         --              --           --              --       --
      Net loss                                        --         --              --           --              --       --
      Cumulative currency translation
         adjustment
      Total comprehensive income
                                                      --         --              --           --              --       --
                                            ------------    -------    ------------     --------    ------------     ----------
Balance, December 31, 2001                  $ 40,022,656    $   400    $    339,113     $  7,840              --       --
                                            ============    =======    ============     ========    ============     ==========




                                                                                CUMULATIVE
                                                 RETAINED                        CURRENCY           TOTAL
                                                 EARNINGS     TREASURY         TRANSLATION      STOCKHOLDER'S
                                                 (DEFICIT)   ADJUSTMENT        ADJUSTMENT      EQUITY(DEFICIT)
                                                 ---------   ----------       ----------      ---------------

Balance, December 31, 1998                     $ (163,286)    $     --             (217)    $     76,568
   Exercise of common stock options                    --           --               --            1,583
   CRW merger                                          --      (48,810)              --             (191)
   IDRC merger                                         --           --               --           53,882
   Partial release of escrowed shares                  --           --               --            1,614
   Amortization of deferred compensation               --           --               --              200
   Comprehensive income
      Net income                                    5,882           --               --               --
      Cumulative currency translation                  --           --             (105)              --
        adjustment                                     --           --               --            5,777
      Total comprehensive income               ------------     ------------     ------------     ------------

Balance, December 31, 1999                       (157,404)     (48,810)            (322)         139,433
   Exercise of common stock options                    --           --               --              255
   Amortization of deferred compensation               --           --               --              163
   Comprehensive income                                --           --               --               --
      Net loss                                   (203,120)          --               --               --
      Cumulative currency translation                  --           --           (1,004)              --
        adjustment                                     --                            --         (204,124)
      Total comprehensive income             ------------     ------------     ------------     ------------

Balance, December 31, 2000                       (360,524)     (48,810)          (1,326)         (64,273)
   Release of shares from escrow                       --           --               --               14
   Write-off of shareholder notes                      --           --               --              952
   Comprehensive income                                --           --               --               --
      Net loss                                    (83,162)          --               --               --
      Cumulative currency translation
        adjustment
      Total comprehensive income                       --           --             (236)
                                                       --           --               --           (83,398)
                                             ------------     ------------     ------------     ------------
Balance, December 31, 2001                   $   (443,686)    $ (48,810)       $ (1,562)        $(146,705)
                                             ============     ============     ============     ============






  The accompanying notes are an integral part of these consolidated financial statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                DECEMBER 31, 2001




                                                                      YEAR ENDED DECEMBER 31,
                                                                 2001            2000            1999
                                                            --------------  --------------  ---------
OPERATING ACTIVITIES:
   Net income (loss)                                           $ (83,162)    $(203,120)    $   5,882
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating
      Activities:
        Depreciation and amortization                             13,870        18,836        12,285
        Goodwill amortization                                      1,167         8,449         4,431
        Provision for bad debts                                    1,254         2,833         6,800
        Impairment - long-lived assets                            26,078       171,151            --
        Write-off of Shareholder Loans                               952
        Restructure charge and other                               7,474        10,254            --
        Loss on disposal of fixed assets                            (172)        3,826            --
        Extraordinary loss on debt extinguishment                 20,286            --            --
        Non-cash compensation                                         --           163           320
        Other items, net                                              --            --           500
        Changes in the following, net of acquisition:
           Accounts receivable                                    20,158        15,301        (8,421)
           Prepaid expenses and other                              5,782          (370)       (9,798)
           Accounts payable                                      (10,020)        6,152        (5,466)
           Accrued expenses                                          392       (14,256)       (5,132)
           Accrued costs for closed call centers                  (6,406)        7,338          (947)
           Accrued compensation                                   (4,659)       (1,478)          610
           Interest payable                                       (4,287)        2,493         2,530
           Other liabilities                                       9,960        (2,091)       (1,235)
                                                               ---------     ---------     ---------
                  Net cash (used in)provided by operating        (1,333)       25,481         2,359
                     activities                                ---------     ---------     ---------


INVESTING ACTIVITIES:

   Purchases of property and equipment                            (2,617)      (21,637)      (26,414)
   Business acquisition and mergers                                   --            --           965
   Net cash acquired in acquisition of Customer Insights              --            71            --
   Proceeds from disposal of assets                                1,120            --            --
   Payments of deferred transaction costs
                                                                                                (174)
                  Net cash (used in) investing activities         (1,497)      (21,566)      (25,623)
                                                               ---------     ---------     ---------
FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                            --           255         1,463
   Cash overdraft                                                     --        (4,912)        3,254
   Borrowings under long-term debt                                 7,873        21,203       130,796
   Payments of debt                                               (1,887)      (15,078)     (112,118)
   Payments of capital lease obligations                            (506)         (125)         (734)
   Debt issuance costs                                            (1,517)           --            --
   Payment for treasury stock                                         --            --          (191)
                                                               ---------     ---------     ---------
                  Net cash provided by financing activities        3,963         1,343        22,470
                                                               ---------     ---------     ---------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS
                                                                   1,133         5,258         (794)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       5,258            --           794
                                                               ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $   6,391     $   5,258     $      --
                                                               =========     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1. BASIS OF PRESENTATION

The Consolidated Financial Statements of TeleSpectrum Worldwide Inc. and subsidiaries ("TeleSpectrum" or the "Company") have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

During the fourth quarter of 2001, we became in default of the terms of our Amended and Restated Credit Agreement dated April 16, 2001. At such time, we entered into negotiations with our bank group to restructure our existing debt.

On April 29, 2002, the Company entered into an agreement with its bank lenders that resulted in a recapitalization of its balance sheet and a reduction of its debt. As a result of the recapitalization, the amounts due under its existing credit facilities totaling approximately $161 million at the time of recapitalization, which consisted of outstanding debt, accrued interest and fees, were converted into (a) a three-year term facility of $25 million under an amended and restated credit agreement, (b) $40 million of the Company's Series A Preferred Stock, and (c) shares of the Company's Series B Convertible Preferred stock which will convert into common stock representing 95% of the Company's common outstanding after such conversion. The three year term facility is secured by, among other things, our assets and outstanding trade receivables, bears interest at a base rate as defined in the agreement plus 400 basis points, and matures in May 2005. Under the terms of the Agreement, the Company is required to meet certain financial covenants, including a fixed charge coverage ratio and EBITDA targets. The Series A Preferred Stock has a 10% annual dividend rate, which accrues and is payable either in cash or in additional shares of Series A Preferred Stock. A portion of the Series B Convertible Preferred Stock was converted into shares of the Company's common stock immediately after the closing of the recapitalization, and the remainder will convert into shares of common stock as soon as the Company amends its Certificate of Incorporation to increase the authorized number of shares of common stock. Such amendment will require the approval of the Company's shareholders.

After the recapitalization, the Company's Board of Directors is comprised of five members, including J. Peter Pierce, the Company's Chairman and Chief Executive Officer, and Christopher Williams, the Company's Chief Operating Officer, who are continuing as directors, and three designees of the bank group.

In addition to entering into the amended credit agreement and completing the recapitalization with it bank lenders, on April 29, 2002 other debt balances outstanding to unsecured creditors were restructured from $15.3 million to approximately $0.7 million, with cash payments of $1.5 million. Certain commercial liabilities, primarily accounts payable, which had a carrying value of $3.7 million as of December 31, 2001, were also settled through cash payments of $0.9 million and notes payable of $0.3 million. Additional settlements were reached with certain of the Company's landlords that will result in a reduction of $3.4 million of future lease commitments through cash payments of $0.4 million and notes payable of $0.2 million. As part of the debt restructuring, the Company divested itself of its ownership interest in eSatisfy.com.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


The following table represents a proforma estimate of our December 31, 2001 balance sheet if the recapitalization had occurred at that time:

                           CONSOLIDATED BALANCE SHEETS
                            RECAPITALIZATION ANALYSIS
                                DECEMBER 31, 2001


                                                                                    (unaudited)

                                                                            Effect of Recapitalization
                                                                        ------------------------------------
                                                          Actual           Estimated           Proforma
                                                         12/31/01           Effect             12/31/01
                                                      ---------------   ----------------   -----------------
ASSETS:

Cash                                                         $ 6,391           $ (2,093)            $ 4,298
Other current assets                                          35,400             (1,028)             34,372
                                                      ---------------   ----------------   -----------------
Total current assets                                          41,791             (3,121)             38,670

Total non current assets                                      14,868               (560)             14,308
                                                      ---------------   ----------------   -----------------

Total assets                                                $ 56,659           $ (3,681)           $ 52,978
                                                      ===============   ================   =================

LIABILITIES:


Current liabilities                                         $ 36,161          $ (13,066)           $ 23,095

Senior debt                                                  159,064           (134,064)             25,000
Total non current liabilities                                  8,139             (5,806)              2,333
                                                      ---------------   ----------------   -----------------
Total non current liabilities                                167,203           (139,870)             27,333

Total liabilities                                            203,364           (152,936)             50,428
                                                      ---------------   ----------------   -----------------

Stockholder's equity/(deficit)                              (146,705)           149,255               2,550
                                                      ---------------   ----------------   -----------------

Total liabilities and stockholders' equity/(deficit)        $ 56,659           $ (3,681)           $ 52,978
                                                      ===============   ================   =================


At December 31, 2001, the Company had a stockholders' deficit of $146.7 million, and incurred a net loss of approximately $83.2 million during 2001. Prior to amending its credit agreement on April 16, 2001 (see Note 10), the Company was unable to meet required debt service payments with its lenders, requiring a number of amendments to its loan agreements, financial covenant waivers and deferral of scheduled principal and interest payments. The amended agreement, which was scheduled to mature on July 1, 2002, allowed partial interest deferrals and required compliance with stipulated covenants, including revenue, EBITDA (earnings before interest, income taxes, depreciation, amortization and charges for nonrecurring items) and interest coverage targets based on the Company's business plan for 2001. Due to downward revisions to that plan for the second half of 2001, the Company amended the credit agreement effective July 31, 2001 to defer a greater percentage of the interest payable, waive future compliance with certain non-financial provisions of the agreement, and modify certain financial covenants. This amendment stipulated that if the Company failed to maintain compliance with any such covenants, or otherwise experienced an event of default, all amounts outstanding would become due and payable upon demand.

The Company failed to maintain compliance with the terms of the amended credit agreement by not meeting the EBITDA financial covenant beginning in September 2001. In addition, the Company failed to make interest payments on the debt beginning in October 2001. As a result, the Company was in default and the amounts

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


outstanding became due and payable upon demand. Accordingly, the Company recorded a charge of $0.9 million to accrete to full value the waiver fees currently owed to the bank group. At December 31, 2001 these fees approximated $19.9 million and were reflected in other current liabilities. In addition, the Company also recorded a charge of $0.7 million to write off the debt issuance costs related to the debt. During the fourth quarter of 2001, the Company began negotiations with its bank group to restructure its existing debt.

Management believes that the restructuring of its bank debt, and other liabilities that occurred on April 29, 2002, together with existing working capital and projected results for 2002, should enable the Company to generate sufficient cash flow to meet its operating cash needs, fund required capital expenditures and satisfy its debt service and other financing requirements. However, the Company does not have a line of credit or other short-term borrowing facility available. In addition, covenants in its amended credit agreement restrict the Company's ability to pledge assets as collateral for other borrowings.

The Company's 2002 operating plan assumes a stabilization of the Company's revenue base and an improvement in operating profit margins from historical levels. The Company's ability to meet its obligations in the ordinary course of business is dependent upon successful implementation of its operating plan and stabilization of its operations. Uncertainties exist with respect to management's plans, because events and circumstances frequently do not occur as expected, and those differences may be material. These uncertainties raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. NATURE OF BUSINESS:

The Company was incorporated in Delaware on April 26, 1996 and provides teleservices and customer satisfaction services to its customers through its business segments.

The Company classifies its operations into two segments: Teleservices and eSatisfy, a 72.4% owned affiliate. These two operating segments are managed separately because each operating segment represents a strategic business unit that offers different services.

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

The eSatisfy segment performs baseline and tracking customer satisfaction surveys for both Internet and traditional companies.

3. SIGNIFICANT ACCOUNTING POLICIES:

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


Revenue Recognition

The Company recognizes revenues on Outbound Teleservices programs as services are performed, generally based on hours incurred. For certain of these programs, revenues are reduced for estimated customer cancellations. Inbound Teleservices revenue is recognized on a per hour basis or at the time calls are answered on a per minute basis. The Company defers revenue that has not been earned in accordance with Staff Accounting Bulletin, No. 101. Deferred Revenue was $1,486,000 and $2,990,000 at December 31, 2001 and 2000, respectively.

The Company has customers for which services have been performed and no billing has been created ("Unbilled Receivables") due to timing difference between the rendering of services and billing to customers. At December 31, 2001 and 2000, Unbilled Receivables totaled $1,103,000 and $9,980,000, respectively, and are included in accounts receivable in the consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001, cash equivalents consisted primarily of investments in money market accounts.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the term of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives or the shorter of estimated useful life or lease term for leased property. In 2001, the Company wrote-down the carrying value of certain fixed assets by $14.5 million of fixed assets as a result of the restructuring of business operations and the closing of call centers. The amount is classified as an impairment of long-lived assets on the consolidated statement of operations.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


Currency Translation

The accounts of the international subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative currency translation adjustment in the consolidated statements of stockholders' equity. Foreign currency transaction gains or losses are included in results of operations. There were no significant foreign currency transaction gains or losses for the periods presented.

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at the fair value due to the short-term nature of those instruments. The carrying amount of the long-term debt and capitalized lease obligations approximates fair value at the balance sheet dates. It was not practicable to estimate the fair value of the Credit Facilities and other long-term debt due to the activities discussed in Note 1 relative to the restructuring of these instruments.

Goodwill Impairment

The Company measures goodwill impairment under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). Whenever events or circumstances occur that indicate an impairment of goodwill, the Company estimates the future discounted cash flow of the business segment to which goodwill relates. When such estimate of the future discounted cash flows, net of the carrying value of the net tangible and identified intangible assets, is less than the carrying amount of goodwill, the difference is charged to operations. For purposes of determining future discounted cash flows of the business segments to which goodwill relates, the Company, based upon historical results, current projections and internal earnings targets, determines the projected operating cash flows, net of income taxes, of the individual business segment. These projected future cash flows are then discounted at a rate corresponding to the Company's estimated cost of capital. The Company recognized an impairment charge during the fourth quarter of 2001 and 2000 (see Note 6).

Impairment of Long-Lived Assets

The Company accounts for impairments of long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized. The impairment is measured as the amount by which the carrying amount of the asset exceeds fair market value. The fair market value of an asset is based on the amount at which the asset could be bought or sold in a current transaction between willing parties. The Company recognized an impairment charge during the fourth quarter of 2001 and 2000 (see Note 8).

Derivative Instruments and hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

The Company has interest-rate cap agreements with a notional amount of $29.5 million and an expiration date of September 30, 2002 to hedge against potential increases in interest rates on the Company's outstanding borrowings. Because these derivatives do not meet the hedge accounting provisions of SFAS No. 133 the Company recognizes

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001

the fair value of the interest rate cap agreements on the balance sheet and records changes in fair value of the derivative instruments currently in earnings within interest expense.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the Company's financial statements.

In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) were issued. These standards change the accounting principles governing business combinations, goodwill and other intangible assets by, among other things, requiring the use of the purchase method in accounting for business combinations and eliminating the requirement to amortize goodwill. Instead, SFAS No. 142 establishes a method to test for impairment of goodwill on at least an annual basis. These standards will become effective for the Company beginning in the first quarter of 2002. During the year ended December 31, 2001 and 2000, the Company recorded goodwill amortization expense of $1.2 million and 8.5 million, respectively. The Company anticipates that the effect of adopting SFAS No. 142 will not be material.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) was issued effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement also removes goodwill from its scope and, therefore, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. This Statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company anticipates that the effect of adopting SFAS No. 142 will not be material.

4.  EARNINGS PER SHARE ("EPS"):

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


The table below sets forth the reconciliation of the income (loss) available to common stockholders and the weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):

                                             2001             2000           1999
 (Loss) Income before extraordinary
  items available to common
  stockholders before adjustments
  used in computing
  basic earning per share                   $ (62,876)    $      --     $      --
  Extraordinary Item                          (20,286)           --            --
 (Loss) Income after extraordinary
  items available to common stockholders
  before adjustments used
  in computing basic earnings per share     $ (83,162)    $(203,120)    $   5,882
Additional goodwill amortization from
 contingent shares
                                                   --            --          (210)
                                            -----------  ----------    -----------
 Net (Loss) Income available to common
  stockholders used in computing
  diluted earnings per share                $ (83,162)    $(203,120)    $   5,672
                                            ===========  ==========    ===========

Shares used in computing basic
earnings per share                             32,931        31,636        28,587
Dilutive effect of options and warrants            --            --         3,176
                                            -----------  ----------    -----------
Shares used in computing diluted
  earnings per share                           32,931      31,636         31,763
                                            ===========  ==========    ===========


In connection with the Company's merger with IDRC on June 30, 1999, certain shares of TeleSpectrum common stock issuable to the holders of IDRC common stock and options were placed into escrow. These shares represent "contingent consideration" and accordingly, would only be considered in the computation of diluted earnings per share at December 31, 1999 and 2000. These shares were released from escrow in July of 2001 and are included in basic and diluted earnings per share at December 31, 2001.

5. RESTRUCTURING CHARGE:

During the fourth quarter of 2000, as part of its continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations, enhance results of operations and improve cash flow by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded an additional pre-tax charge of $10.3 million in 2000 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During 2001, the Company's new management team expanded the restructuring on three occasions to include the closure or consolidation of additional facilities and identification of additional workforce reductions. As a result, the Company recorded a pre-tax charge of $7.5 million during that period. The following summarizes the costs and liabilities associated with the Company's restructuring plan through December 31, 2001 (in thousands):

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


                                     Balance as of                               Balance as of
                                      December 31,   Additional                  December 31,
                                       1999            Charge       Payments        2000
                                    ------------     ------------  -----------   ----------
Obligations assumed on
   closed leased facilities, net       $ 2,703       $ 5,735       $ 2,779        $ 5,659

Severance and employee
   related costs                         1,919         1,231         1,480          1,670

Other                                       --           125                          125
                                       -------       -------        -------       -------

Total Restructuring Accrual            $ 4,622       $ 7,091(1)     $ 4,259       $ 7,454
                                       =======       =======        =======       =======



                                     Balance as of                                    Balance as of
                                      December 31,   Additional                       December 31,
                                       2000            Charge          Payments          2001
                                    ------------     ------------    -------------    ------------
Obligations assumed on
   closed leased facilities, net        $ 5,659          $ 2,106          $ 2,251         $ 5,514

Severance and employee
   related costs                          1,670            2,626            3,817             479

Other                                       125              731              338             518
                                    ------------     ------------    -------------    ------------

Total Restructuring Accrual             $ 7,454          $ 5,463(1)       $ 6,406         $ 6,511
                                    ============     ============    =============    ============


(1) Excludes a $2.01 and $3.16 million charge relating to the write-off of fixed assets idled as a result of call center and overhead office closures, including owned equipment, furniture, computer hardware and software and leasehold improvements for 2001 and 2000, respectively. No cash payments will be made in connection with this charge.

Accrued liabilities for closed facilities of $5.5 million as of December 31, 2001 relate to leased customer contact center locations that have been or will be closed in connection with the Company's restructuring plan. The amount is computed as the remaining contractual obligations in each closed center, net of estimated income from subletting.

Employee separation costs relate to both administrative personnel at the closed customer contact centers and corporate personnel, affecting all functional areas. Approximately 517 employees have been separated as part of the Company's restructuring plan through December 31, 2001. The accrual of $0.5 million as of December 31, 2001 relates to ongoing severance payments in accordance with the severance obligations for these employees.

The Company continued its restructuring during 2002 by announcing the closure of four additional facilities.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


6.  IMPAIRMENTS:

Impairment of Long-Lived Assets

As discussed more fully in Note 1, the Company has experienced recurring losses, declining revenues and declining cash flows. Accordingly, the Company has undertaken a comprehensive review of the carrying value of its goodwill, other intangibles and other long-lived assets in order to determine if a permanent impairment has occurred. The following tables summarize the results of that review for 2000 and 2001 (in millions):


                                  DECEMBER 31, 2000
                         NET BOOK
                       VALUE BEFORE
                        IMPAIRMENT              NET BOOK
                           CHARGE   IMPAIRMENT   VALUE
       Description
Goodwill                  $157.1     $(155.5)   $  1.6
Customer relationships      12.7         --       12.7
Assembled workforce          0.8         --        0.8
TESS software                6.5       (6.5)        --
ECRM software                9.9       (9.1)       0.8
                          ------     -------    ------
                          $187.0     $(171.1)   $ 15.9
                          ======     =======    ======
   Segment Impact
Teleservices              $163.4     (149.1)    $ 14.3
ESatisfy.com                23.6      (22.0)       1.6
                          ------     -------    ------
                          $187.0     $(171.1)   $ 15.9
                          ======     =======    ======


                                  DECEMBER 31, 2001
                            NET BOOK
                          VALUE BEFORE
                            IMPAIRMENT               NET BOOK
                             CHARGE    IMPAIRMENT    VALUE
       Description
Goodwill                     $ 1.5     $(1.5)      $  --
Customer relationships
                              11.7      (9.4)        2.3
Assembled workforce            0.6      (0.6)         --
                            ------     -------     ------
                             $13.8     $(11.5)     $ 2.3
                            ======     =======     ======
   Segment Impact                                     --
TeleServices                 $12.3     $(10.0)     $ 2.3
ESatisfy.com                   1.5      (1.5)         --
                            ------     -------     ------
                             $13.8     $(11.5)     $ 2.3
                            ======     =======     ======

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


Impairment of Goodwill and Other Intangible Assets

In 2000, as a result of declining revenues and increased losses, the Company performed a comprehensive review of the carrying value of goodwill and other intangibles. The analysis indicated that the carrying value of goodwill was permanently impaired resulting in a total impairment charge of $155.5 million. A similar analysis was prepared at December 31, 2001 based on a further decline in revenue and increased losses resulting in a permanent impairment charge of $11.5 million. This charge and the fixed asset charge discussed in Note 8 are reflected in the Impairment-Long Lived Assets on the Consolidated Statements of Operations in 2001.

In 1999, the Company estimated the useful life of customer lists to be 15 years. In connection with the impairment charge in 2001 the Company has revised the estimated remaining useful life to be 3 years.

Software Impairment

During 1999, the Company began two significant technology initiatives. The first initiative, referred to by the acronym "TESS," was intended to bring reporting consistency, automation efficiencies, labor tracking, and workflow scheduling to our Acquisition Services segment. The project was unsuccessful, all efforts to complete it were halted during the fourth quarter of 2000, and the project has been abandoned.

During the second quarter of 1999, the Company announced a strategic partnership with two technology providers to deliver integrated eBusiness call center solutions to leading-edge, Internet-enabled call center services utilizing a Web-based front office software solution and an Internet interaction management solution (noted in the above table as eCRM software). The anticipated demand for this functionality was initially projected at very high levels and the Company purchased licenses and built an infrastructure to accommodate those projections. While the Company did successfully implement several installations it did not reach the volumes originally projected nor was it able to attain a sufficient level of revenues to sustain the program. Consequently, the software licenses used in the eCRM software platform have been deactivated and the related maintenance has been discontinued. As required by SFAS No. 121, the Company computed the projected undiscounted future cash flows associated with the continuing software investment and compared it to the carrying value as of December 31, 2000. This analysis indicated that a permanent impairment had occurred and the investment was written down to the estimated fair market value. The Company re-evaluated this partnership during 2001 and noted a further impairment and accordingly wrote the remaining balance off at December 31, 2001.

7. SUPPLEMENTAL CASH FLOW INFORMATION:

For the three years ended December 31, 2001, the Company paid cash interest and income taxes as follows (in thousands):

                             YEAR ENDED DECEMBER 31,
                     ----------------------------------
                         2001         2000       1999
                     -----------  -----------  --------
Interest paid          $ 5,144    $13,620    $ 4,569

Taxes paid             $    --    $    --    $    --

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


8. PROPERTY, PLANT AND EQUIPMENT:

A summary of property, plant and equipment at December 31, 2001 and 2000 follows (in thousands):

                                                                          DECEMBER 31,
                                                                      ---------------------
                                                        USEFUL LIVES    2001        2000
Telemarketing and computer equipment                    3 - 7 years   $   3,423   $  47,579
Furniture and fixtures                                  5 - 7 years       1,340      13,717
Software                                                3 years           1,469       9,448
Building                                                40 years          3,042       2,888
Leasehold improvements                                  Various           3,694      10,269
Land                                                                        546         546
                                                                      ---------   ---------
                                                                         13,514      84,447
Less accumulated depreciation and amortization                           (2,036)    (44,480)
                                                                      ----------  ---------
                                                                     $   11,478   $  39,967
                                                                     ==========   =========

The Company follows SFAS No. 121 and accordingly, an impairment review of long-lived assets should be performed whenever circumstances indicate an assets carrying value may not be recoverable. In 2001, the Company wrote down the carrying value of fixed assets by $14.5 million as a result of restructuring its business operations and the closing of call centers. This amount is classified as an impairment of long-lived assets in the consolidated statement of operations. This 2001 impairment charge impacted our Teleservices segment by $8.8 million, with the balance affecting the Company's general corporate operations.

In accordance with SFAS No. 121, the reduced carrying amount will be accounted for as the new cost and the new cost will be depreciated over the assets' remaining useful life.

9. INCOME TAXES:

The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

                    Year Ended December 31,
             ------------------------------------
               2001          2000           1999

Domestic    $ (64,707)    $(205,515)    $   6,453
Foreign         1,831         2,395          (571)
            ---------     ---------     ---------
            $ (62,876)    $(203,120)    $   5,882
            =========     =========     =========

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate from continuing operations is as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    2001      2000     1999
                                                  --------  --------  --------
 Statutory federal income tax rate (benefit)       (34.0)%   (34.0)%   34.0%
 State income taxes, net of federal tax benefit      --        --       4.7
 Effect of foreign subsidiaries subject to
   higher tax rates                                  --        --        --
Change in Valuation Allowance                      33.3      12.8        --
 Utilization of net operating loss carryforward      --        --      (23.4)
 Nondeductible expenses                             0.7      21.2      (15.3)
                                                   ----      ----      ----
                                                     -%        -%        -%
                                                   ====      ====      ====

Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and income tax basis of assets and liabilities given the provisions of the enacted tax laws. The tax effect of

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


temporary differences that give rise to deferred taxes at December 31, 2001 and 2000 is as follows (in thousands):

                                                          Year Ended December 31,
                                                            2001           2000
                                                         ----------      ---------
Deferred tax assets:
  Net operating loss carryforward                         $  83,254     $  52,192
  Goodwill impairment                                        38,125        39,295
  Property, Plant and Equipment
                                                              7,161            --
  Accruals and reserves not currently deductible              7,921         2,866
  Other                                                       2,754         4,040
                                                          ---------     ---------
                                                            139,215        98,393
                                                          ---------     ---------
Deferred tax liabilities:
  Book/tax difference of property, plant and equipment           --          (986)
  Other                                                        (151)         (134)
                                                          ---------     ---------
                                                               (151)       (1,120)
                                                          ---------     ---------
                                                            139,064        97,273
  Less valuation allowance                                 (139,064)      (97,273)
                                                          ---------     ---------
Net deferred tax asset                                    $      --     $      --
                                                          =========     =========

The Company had net operating loss carryforwards of approximately $210.2 million and $128.1 million as of December 31, 2001 and 2000, respectively, which begin to expire in 2012. Due to the uncertainty surrounding the potential realization of the deferred tax assets, the Company has provided a full valuation allowance at December 31, 2001 and 2000. Upon a change of control, the use of these net operating loss carryforwards may be limited.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


10.  LONG-TERM DEBT:

On April 29, 2002, the Company restructured a significant portion of its outstanding debt. See Note 1 for a detail of the restructured balances. Long-term debt at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                                                December 31,
                                                                                              2001         2000
Credit Facility Borrowings, due July 1, 2002 when all remaining principal and interest is due and payable. At December 31, 2001, the weighted average
  interest rate was 9.36%                                                                  $ 159,064            --
Term A loan with bank at December 31, 2000, the weighted average interest rate was
   10.23%                                                                                         --        13,029
Term B loan with bank at December 31, 2000, the weighted average interest rate was
   10.69%                                                                                         --        19,595
Term C loan with bank at December 31, 2000, the weighted average interest rate was
   11.19%                                                                                         --        49,452
Working capital revolver with bank at December 31, 2000, the weighted average
   interest rate was 10.14%                                                                       --        42,596
 Note payable to an agency of the Canadian government, principal payable in monthly,
   Installments of $35,000, beginning in October 1999, no interest, through December
   2001, collateralized by certain equipment                                                      --           410
 Note payable to a County Economic Development Council, payable in monthly installments of $4,600, including interest at 4.375%, through January 2001, when all remaining
   Principal and interest is due and payable, collateralized by certain equipment                  4             4
 Note payable to stockholders, principal and interest payable in June 2000; bearing
   interest at 10%. This debt was restructured after December 31, 2001. See below              5,761         4,873
 Note payable to former principals of TARP, non-interest bearing, discounted to
   $2,900, principal and imputed interest of $1,466 in July 2001. This debt
   was restructured after December 31, 2001. See below                                         1,819         2,171
 Note payable in monthly principal and interest payments of $8,500 through March
   2008, bearing interest at 8.50%, secured by equipment                                         494           548
 Notes payable to stockholders principal and interest due August 31, 2000, bearing
   interest at 8% and 12%. See below                                                           1,200         1,200
  Capital lease obligations (see Note 11)                                                      1,854         2,379
                                                                                           ---------     ---------
                                                                                             170,196       136,257
  Less current maturities                                                                     (3,608)       (3,844)
                                                                                           ---------     ---------
                                                                                           $ 166,588     $ 132,413
                                                                                           =========     =========


On April 16, 2001, the Company signed an amended and restated credit agreement (the "Credit Agreement") with its bank group whereby all amounts outstanding under the former agreement's term notes (Notes A, B and C), $35.0 million of the working capital revolver, and accrued incremental interest and waiver fees were converted into one term loan, totaling $120.6 million. The term loan bears interest at a base rate plus an applicable margin, as defined as 1.54% at December 31, 2001, and was scheduled to mature July 1, 2002. The remaining $10.0 million commitment under the former agreement's working capital revolver carried forward to December 31, 2001. At December 31, 2001, there was no availability under the revolver.

Borrowings under the Credit Agreement were collateralized by substantially all of the assets of the Company. The Credit Agreement contained covenants that require the maintenance of an interest coverage ratio, impose minimum revenue and EBITDA targets, restrict future indebtedness, limit capital expenditures and prohibit cash dividends.

The Credit Agreement allowed the Company to convert 50% of the $2.7 million in accrued interest at April 16, 2001 into a deferred interest note, which bears the same interest rate and maturity date as the term loan. Interest payments under the Credit Agreement were due monthly; however, at the discretion of the Company, 25% of the monthly interest payments through December 31, 2001 were permitted to be deferred and converted into deferred interest

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


notes. To the extent interest was deferred, a like amount was to be paid and applied against the working capital revolver, and this portion of the revolver could only be used to pay down specified categories of trade payables.

Under certain circumstances, the Company was required to make mandatory principal payments. In general, mandatory prepayments were required upon certain triggering events, such as the sale of assets, issuance of debt or equity securities, or the receipt of insurance proceeds or similar events. In addition, when the Company generated excess cash flow, as defined, such amounts, exceeding certain thresholds, would be required to be used to repay amounts outstanding under the Credit Agreement.

The Credit Agreement required that the Company pay certain fees periodically through maturity or termination of the agreement. The unused portion of the working capital revolver was subject to an annual commitment fee of 25 basis points payable quarterly. An agent's fee of 25 basis points of the aggregate amount of the facilities was incurred upon signing the Credit Agreement, was scheduled to be incurred annually thereafter, and was scheduled to be payable at maturity or termination of the agreement. The Company was also charged a restructuring fee of 15% of the aggregate amount of the facilities on April 16, 2001, payable at maturity or termination of the agreement.

The Credit Agreement resulted in substantially different terms and cash flows than the previous agreement. As a result, the amendment was accounted for and reported in the same manner as a debt extinguishment. A $20.3 million extraordinary loss on the early extinguishment of debt was recorded in April 2001, reflecting the write-off of deferred issuance costs related to the previous agreement and the recognition of restructuring and other fees charged by the bank group related to the Credit Agreement, as described above. In addition, approximately $1.5 million in third party fees were paid relating to the Credit Agreement, which have been deferred and are being amortized using the effective interest method through maturity. The costs were written-off completely in 2001 as the Company was in default of this agreement.

The Credit Agreement required compliance with stipulated covenants based on the Company's business plan for 2001. Due to downward revisions to that plan for the second half of 2001, the Company amended the Credit Agreement effective on July 31, 2001. The amended Credit Agreement permitted the Company to defer 100% of the total interest otherwise due during the third quarter of 2001 and 50% of the interest otherwise due during the fourth quarter of 2001. Any amounts so deferred will be converted to deferred interest notes. The amended Credit Agreement also waived future compliance with certain non-financial provisions of the agreement, modifies certain financial covenants, and required the Company to deliver to the bank group a new cost reduction plan to be implemented by September 30, 2001, which was delivered. In addition, the amended Credit Agreement removed the provision that required an amount equal to the deferred interest to be paid and applied against the working capital revolver and that required that this portion of the revolver be used only to pay down specified categories of trade payables.

The Company incurred a waiver fee of 25 basis points of the aggregate amount of the facilities upon signing the amended Credit Agreement, payable at maturity or termination of the amended Credit Agreement. This fee was charged to interest expense during the three month period ended September 30, 2001.

The Company failed to maintain compliance with the terms of the amended Credit Agreement by not meeting the EBITDA financial covenant through December 31, 2001. The Company also did not make the interest payment due to the lenders through December 31, 2001. As a result, the Company became in default and the amounts outstanding became due and payable upon demand. The amended Credit Agreement was restructured on April 29, 2002. (See Note 1)

To reduce the risk associated with a large increase in interest rate for the credit agreement, we have placed two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million as of December 31, 2001. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts. Due to the current low

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


interest rate environment, the interest rate cap agreements currently have no recorded value and their fair value is immaterial. The interest rate cap agreements are scheduled to expire on September 30, 2002.

Note Payable to Stockholder

On April 16, 2001, the Company amended its $4,873,000 term note payable to the former majority stockholders of an acquired business and all unpaid interest was added to the unpaid principal balance establishing a restructured note of $5,761,000. The amended note matures June 30, 2004, bears interest at 10% for the year ending December 31, 2001, 15% for the two years ending December 31, 2003 and 20% for the six months ending June 30, 2004. The agreement requires prepayment in the event more than 90% of the Company's common stock is acquired or substantially all of the assets are sold. Under certain circumstances, as defined in the agreement, if prior to December 31, 2002, the Company issues debt or equity securities of $10.0 million or more, the holders have the right to purchase a pro-rata share, as defined, of the securities issued with up to one half of the total amount due such holders under similar terms. The Company restructured this note by exchanging its interest in eSatisfy for forgiveness of the Note.

eSatisfy Debt

On April 9, 2001, the Company amended its $2.2 million non-interest bearing note payable to the former principals of eSatisfy. The amended notes bear interest at 10% from June 30, 2000 and require principal payments of $50,000 per month through March 2002 and $40,000 per month through August 2002, at which time the remaining balance of $1.5 million is payable in full. The Company restructured a portion of this note at April 15, 2002 which reduced the note payable by $0.8 million.

During May 2000, a shareholder of TeleSpectrum advanced $500,000 to eSatisfy.com in return for convertible promissory notes and 200,000 warrants to purchase eSatisfy.com Common Stock. The notes bear interest at 8% and were due August 31, 2000 if additional equity totaling $3,000,000 (a "Subsequent Financing") was not obtained by June 15, 2000. Upon the consummation of a Subsequent Financing, the notes automatically convert to 285,715 shares of Series A Common Stock. A Subsequent Financing was not obtained and on September 13, 2000 a forbearance agreement was entered into which deferred principal and interest. The warrants expire in seven years and were exercisable at $.01 per warrant.

During June 2000, the same TeleSpectrum shareholder advanced an additional $500,000 to eSatisfy.com in return for convertible promissory notes and 250,000 warrants to purchase eSatisfy.com Common Stock. The notes bear interest at 8% and were due October 15, 2000 if additional equity totaling $5,000,000 (a "Subsequent Financing") was not obtained by July 31, 2000. Upon consummation of a Subsequent Financing, the notes automatically convert to 357,143 shares of Series A Common Stock. A Subsequent Financing was not obtained putting eSatisfy.com into technical default on these notes. eSatisfy.com is currently negotiating with the lender to obtain a forbearance agreement. The warrants expire in seven years and were exercisable $.01 per warrant.

In November 2000, eSatisfy received $200,000 in cash from a member of senior management to enhance the Company's ability to obtain additional financing. In exchange for cash, the Company promised to pay $200,000 and 12% interest upon the consummation of a subsequent financing or upon the merger or consolidation of the Company or any similar transaction or series of related transactions.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


11.      COMMITMENTS AND CONTINGENCIES:

The Company leases facilities and equipment under capital and non-cancelable operating leases through November 2007. Interest rates on the capital leases range from 4% to 13%. Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $6,783,000, $8,631,000 and $6,652,000,
respectively. The Company expects to receive approximately $502,000, $272,000 and $66,000 for rent on sublet closed facilities for the years ending December 31, 2002, 2003 and 2004, respectively.

Future minimum lease payments as of December 31, 2001 are as follows (in thousands):

                                                                    CAPITAL         OPERATING
                                                                     LEASES            LEASES
            2002                                                      $ 611            $7,009
            2003                                                        509             5,607
            2004                                                        371             4,729
            2005                                                        371             3,415
            2006                                                        186             1,999
           Thereafter                                                    --             2,821
                                                                     ------           -------
            Total minimum lease payments                              2,048           $25,580
                                                                                      =======
            Less amount representing interest                         (194)
                                                                     ------
            Present value of future minimum lease payments            1,854
            Less current maturities                                   (525)
                                                                     ------
                                                                     $1,329
                                                                     ======


$5.5 million of the operating lease commitments are accrued in the Company's restructuring reserve (See Note 5).

The Company is involved in various other legal matters that have arisen in the normal course of business. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does not expect that the resolution of any legal matters currently outstanding will have a material adverse effect on their consolidated results of operations, financial position or cash flow.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


12. OPTIONS AND WARRANTS:

On May 17, 1996, the Company adopted its 1996 Equity Compensation Plan (the "Plan"). The Plan was subsequently amended on May 28, 1997 and May 12, 1999 to increase the number of shares available for grant. A committee of the Board of Directors administers and awards grants under the Plan at its sole discretion. The Plan reserves up to 10,000,000 shares of common stock for issuance in connection with the exercise and/or grant of incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights and performance units to key employees, officers, directors, independent contractors and consultants, which generally vest over three years.

The following table summarizes option activity under the Plan:

                                                                               WEIGHTED
                                                             EXERCISE          AVERAGE
                                                               PRICE        EXERCISE PRICE
                                              SHARES         PER SHARE        PER SHARE
Balance outstanding, December 31, 1999      7,851,878       1.37-14.46            4.74
  Granted at fair market value              4,183,000       0.41- 4.56            2.57
  Exercised                                  (463,910)      1.45- 6.25            3.12
  Cancelled                                (3,434,701)      1.45-11.50            4.26
                                          -----------     ------------    ------------
Balance outstanding, December 31, 2000      8,136,267      $0.41-14.46    $       3.92
                                          ===========     ============    ============
  Granted at fair market value              4,752,500        0.40-0.71            0.59
  Exercised                                        --               --              --
  Cancelled                                        --               --              --
                                          -----------     ------------    ------------
Balance outstanding, December 31, 2001     12,888,767       $.40-14.46    $       3.72
                                          ===========     ============    ============



Summary information about the Company's stock options outstanding at December 31, 2001 is as follows:

                        BALANCE       WEIGHTED       WEIGHTED
                    OUTSTANDING AT    AVERAGE         AVERAGE       EXERCISABLE AT       WEIGHTED
   RANGE OF           DECEMBER 31,    EXERCISE      CONTRACTUAL      DECEMBER 31,        AVERAGE
EXERCISE PRICE           2001          PRICE       LIFE IN YEARS         2001         EXERCISE PRICE
--------------        ---------       -------      -------------    -------------   --------------
  $.41 - .41             57,000       $ 0.40          9.1               2,333               0.41
  $.47 - .56          1,997,500         0.47          9.1                  --                 --
  $.60 - .94          3,307,500         0.68          9.2             200,833               0.78
 $1.37 - 1.37           319,050         1.37          7.5             319,050               1.37
 $1.45 - 1.69         1,924,212         1.52          8.4           1,132,128               1.52
 $2.74 - 2.74           319,050         2.74          7.5             319,050               2.74
 $3.31 - 4.81         2,793,023         4.21          7.4           1,765,971               4.12
 $5.25 - 7.75         1,915,343         6.48          5.3           1,912,624               6.46
$8.68 - 11.50           130,895         9.59          5.1             130,895               9.59
$14.10 - 14.10           69,128        14.10          7.5              69,128              14.10
$14.46 - 14.46           56,066        14.46          4.5              56,066              14.46
--------------       ----------       ------       ------          ----------             ------
 $.41 - 14.46        12,888,767       $ 3.92          7.3           5,908,078             $ 4.51
==============       ----------       ======       ------          ==========             ======

During September 2000, the Company granted its former Chairman of the Board options to purchase 500,000 shares of common stock issued at fair market value of $1.50 per share, outside of the Plan. The options were scheduled to vest over three years. These options were terminated in connection with the Company's recapitalization.

During April 2000, the Company granted to its former CEO options to purchase 1,500,000 shares of common stock

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 2001


issued at a fair market value of $4.38 per share, 1,000,000 of which were granted outside of the Plan but pursuant to the terms of the Plan. The options became 100% vested upon the former CEO's departure from the Company during January 2001. The options were scheduled to expire in April 2010. These options were terminated in connection with the Company's recapitalization.

During June 2001, the Company granted options to purchase 80,000 shares of common stock issued at fair market value of $0.56 per share to members of the Board of Directors. The options expire June 2011. These options were terminated in connection with the Company's recapitalization.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, ("APB 25") which does not require a charge to the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-based Compensation" requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures with respect to stock compensation and the related assumptions are used to determine the pro forma effects of SFAS No. 123.

Pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The determination of the fair value of the options noted above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2001, 2000, and 1999: risk free interest rate of 4.8%, 6.2%, and 6.0%, respectively, dividend yield of 0% for all years, volatility factor of the expected market price of the Company's common stock of 208%, 180% and 75%, respectively and an expected life of the options of six years.

The weighted average fair value of employee stock options granted during the periods presented is as follows:

                                                                       WEIGHTED AVERAGE FAIR VALUE
                                                                         YEAR ENDED DECEMBER 31,
                                                                      2001        2000         1999
                                                                  ----------- -----------  --------
                     Granted at fair market value                    $  .59      $ 2.57       $ 4.98

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows (in thousands - except for earnings per share):

                                                                         WEIGHTED AVERAGE FAIR VALUE
                                                                           YEAR ENDED DECEMBER 31,
                                                                      2001            2000           1999
                                                                  ------------    ------------   --------
                      Pro forma net (loss) income                   $ (88,177)      $(207,238)      $  4,208
                      Pro forma basic (loss) earnings per share     $   (2.67)      $   (6.55)      $  0.15
                      Pro forma diluted (loss) earnings per share   $   (2.67)      $   (6.55)      $  0.13

On June 30, 1999, the Company granted warrants to purchase 2,500,000 shares of the Company's common stock at $6.50 per share in connection with the IDRC merger. These warrants were valued at their estimated fair value of $7,840,000 at issuance and recorded as additional paid in capital. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 2001.

On June 30, 1999, the Company granted warrants to purchase 678,410 shares of the Company's common stock at $1.50 per share in connection with the CRW merger. These warrants were valued at their estimated fair value of $4,638,000 and were included in the cost of treasury stock acquired in the CRW merger. The warrants are exercisable for ten years. No warrants were exercised as of December 31, 2000.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

13.      EMPLOYEE RETIREMENT SAVINGS PLAN:

On January 1, 1997, the Company adopted a defined contribution 401(k) Savings Plan (the "Savings Plan"). Employees who have met certain eligibility requirements, as defined, may contribute up to 15% of their pre-tax gross wages, subject to certain restrictions. The Savings Plan provides for Company matching contributions of 25% of the first 6% of employee contributions to the Savings Plan, which vest 25% per year over a four-year period. The expense for the years ended December 31, 2001, 2000, and 1999 under the Savings Plan was $184,000, $184,000 and $189,000, respectively.

14.      RELATED-PARTY TRANSACTIONS:

During 2001, we paid Hayden Real Estate, Inc. $153,370 in connection with real estate services rendered to us by such firm. J. Anthony Hayden, a member of our Board of Directors, is President and Chief Executive Officer of Hayden Real Estate.

During 2001, we paid Strattech Partners, LLC $61,536 in connection with financial and treasury consulting services rendered to us by such firm and $150,000 in connection with services rendered relating to the amendment to our credit agreement in April 2001. Britton Murdoch, a member of our Board of Directors, is Managing Director of Strattech Partners.

15.      CONCENTRATIONS OF CREDIT RISK:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable exist at December 31, 2001 due to a limited number of customers which account for a large percentage of the Company's revenue base and their concentration in their primary industry groups. The Company does not require collateral or other securities to support customer receivables. The Company performs periodic reviews of its clients' financial condition to reduce collection risk. The Company does not believe a significant credit risk exists at December 31, 2001.

The following table summarizes those customers with revenue or accounts receivable in excess of 10% of total revenue for the years ended December 31, 2001, 2000 and 1999, or total receivables as of December 31, 2001 and 2000, respectively:

                      REVENUES        ACCOUNTS RECEIVABLE
                      --------        -------------------
                     YEAR ENDED              AS OF
                    DECEMBER 31,          DECEMBER 31,
               ---------------------     -------------
               2001    2000     1999     2001     2000
               ----    ----     ----     ----     ----
Customer 1       -%      -%       11%      -%       -%
Customer 2       17%     11%      -%       26%      14%
Customer 3       -%      -%       -%       -%       13%
Customer 4       11%     -%       -%       -%       11%

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

The following table summarizes those industries with revenue in excess of 10% of total revenue for the years ended December 31, 2001, 2000 and 1999:

                                REVENUES
                                --------
                         YEAR ENDED DECEMBER 31,
                         -----------------------
                        2001      2000      1999
                        ----      ----      ----
Telecommunications        40%       38%       32%

Financial Services        25%       27%       28%

Insurance                 12%        9%       10%

16.      SEGMENTS:

The Company redefined its segments during the second quarter 2001, and restated all prior periods to conform with the current presentation.

During 2001, the Company classified its operations into two segments:
Teleservices and eSatisfy. These two operating segments were managed separately because each operating segment represented a strategic business unit that offered different services. The business segments are described in further detail below. Segment assets include amounts specifically with the Teleservices and eSatisfy segments. Corporate assets consist primarily of property and equipment and the goodwill and intangibles related to business combinations.

The Teleservices segment provides business-to-consumer and business-to-business telemarketing services, which are primarily direct sales initiated by the Company on behalf of its clients, as well as customer service expertise to clients. The Company's customer service expertise includes the more traditional inbound services of customer care support, typically through toll-free numbers, for activities such as responses to clients' customer service inquires, catalogue sales and electronic order processing and consulting services to a wide range of clients.

The eSatisfy segment performs baseline and tracking customer satisfaction surveys for both Internet and traditional companies.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Corporate operations include the selling, general and administrative functions of the Company.

Business segment information is as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                      2001              2000              1999
                                   ---------         ---------         ---------
REVENUES:
   Teleservices                    $ 213,439         $ 297,222         $ 256,839
   eSatisfy.com                        4,796             6,346             9,971
                                   ---------         ---------         ---------
        Total                      $ 218,235         $ 303,568         $ 266,810
                                   =========         =========         =========
OPERATING INCOME (LOSS):
   Teleservices                    $  37,486         $ (99,951)        $  61,563
   eSatisfy.com                         (620)          (21,789)            5,244
   Corporate                         (77,856)(1)       (71,937)          (53,899)
                                   ---------         ---------         ---------
        Total                      $ (40,990)        $(193,677)(2)     $  12,908
                                   =========         =========         =========
TOTAL ASSETS:
   Teleservices                    $  45,545         $ 108,321         $ 135,685
   eSatisfy.com                        1,914             5,216            23,632
   Corporate                           9,200            11,330           159,090
                                   ---------         ---------         ---------
        Total                      $  56,659         $ 124,867         $ 318,407
                                   =========         =========         =========
DEPRECIATION AND AMORTIZATION:
   Teleservices                    $   8,793         $  20,304         $   8,541
   eSatisfy.com                          362             1,770               944
   Corporate                           5,882             5,211             7,231
                                   ---------         ---------         ---------
        Total                      $  15,037         $  27,285         $  16,716
                                   =========         =========         =========
CAPITAL EXPENDITURES:
   Teleservices                    $   1,763         $  16,990         $  23,364
   eSatisfy.com                           40             2,007             1,198
   Corporate                             814             2,640             1,852
                                   ---------         ---------         ---------
        Total                      $   2,617         $  21,637         $  26,414
                                   =========         =========         =========

(1) Includes $20.3 million extraordinary item for loss on extinguishment of debt and $26.1 million of impairment charges.

(2) Includes charges for impairment of long-lived assets ($171.1 million) and restructuring charges ($10.3 million) offset by minority interest.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

17.      QUARTERLY FINANCIAL DATA (UNAUDITED):

         The Company believes that all adjustments necessary for a fair presentation, for interim periods, have been made.

                                                              YEAR ENDED DECEMBER 31, 2001
                                                              ----------------------------
                                                FIRST          SECOND              THIRD          FOURTH
                                               QUARTER         QUARTER            QUARTER         QUARTER
                                               -------         -------            -------         -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                     $   62,815      $   57,523         $   52,349      $   45,548
Gross profit                                     14,985          14,077              9,944           6,273
Operating loss                                   (3,613)            245             (4,533)        (33,089)
                                             ----------      ----------         ----------      ----------
Net loss                                     $  (10,086)     $  (24,675)(1)     $   (9,156)     $  (39,245)(2)
                                             ==========      ==========         ==========      ==========
Basic earnings (loss) per share:
Income (loss) before extraordinary items     $    (0.32)     $    (0.14)        $    (0.28)     $    (1.20)
Extraordinary item                                   --           (0.64)                --              --
Net Income (loss)                            $    (0.32)     $    (0.78)        $    (0.28)     $    (1.20)
                                             ==========      ==========         ==========      ==========
Diluted Earning (loss) per share:
Income (loss) before Extraordinary Item      $    (0.32)     $    (0.14)        $    (0.28)     $    (1.20)
Extraordinary item                                   --           (0.64)                --              --
                                             ----------      ----------         ----------      ----------
Net Income (Loss)                            $    (0.32)     $    (0.78)        $    (0.28)     $    (1.20)
                                             ==========      ==========         ==========      ==========

                                                           YEAR ENDED DECEMBER 31, 2000
                                                           ----------------------------
                                                FIRST          SECOND          THIRD           FOURTH
                                               QUARTER         QUARTER        QUARTER          QUARTER
                                               -------         -------        -------          -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                     $   78,680      $   79,259      $   73,119      $   72,511
Gross profit                                     17,140          19,210          15,579          14,468
Operating loss                                     (732)           (739)         (5,515)       (186,688)(3)
                                             ----------      ----------      ----------      ----------
Net loss                                     $   (3,909)     $   (3,935)     $   (8,692)     $ (186,584)
                                             ==========      ==========      ==========      ==========
Basic earnings (loss) per common
  share                                      $    (0.12)     $    (0.12)     $    (0.27)     $(5.87)
Diluted earnings (loss) per
  common share                               $    (0.12)     $    (0.12)     $    (0.27)     $(5.87)

(1) Includes $20.3 million extraordinary item for loss on extinguishment of debt.

(2)  Includes an impairment charge of $26.1 million.

(3) Includes charges for impairment of long-lived assets ($171.1 million) and restructuring charges ($10.3 million) offset by minority interest.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TeleSpectrum Worldwide Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of TeleSpectrum Worldwide Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 29, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Our report on the financial statements includes an explanatory paragraph with respect to the ability of the Company to continue as a going concern as discussed in Note 1 to the Consolidated Financial Statements. The accompanying financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
April 29, 2002

                                                                     Schedule II

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (in thousands)


                                      BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
           DESCRIPTION               DECEMBER 31,      COST AND         OTHER                        DECEMBER 31,
           -----------
                                        2000           EXPENSES        ACCOUNTS      DEDUCTIONS          2001
                                        ----           --------        --------      ----------          ----
Allowance for doubtful
   Accounts                          $     3,457     $     1,253     $        --     $(3,101)/1/     $     1,609
Closed call center minimum lease
   commitment reserve                $     5,659     $     2,106     $        --     $(2,251)/2/     $     5,514

Severance reserve                    $     1,670     $     2,626     $        --     $(3,817)/2/     $       479

                                      BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
           DESCRIPTION               DECEMBER 31,      COST AND         OTHER                        DECEMBER 31,
           -----------
                                        1999           EXPENSES        ACCOUNTS      DEDUCTIONS          2000
                                        ----           --------        --------      ----------          ----
Allowance for doubtful
   Accounts                          $     5,117     $     2,833     $        --     $(4,493)/1/     $     3,457
Closed call center minimum lease
   commitment reserve                $     2,703     $     5,735     $       400     $(3,179)/2/     $     5,659

Severance reserve                    $     1,919     $     1,231     $     1,459     $(2,939)/2/     $     1,670

                                      BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
           DESCRIPTION               DECEMBER 31,      COST AND         OTHER                        DECEMBER 31,
           -----------
                                        1998           EXPENSES        ACCOUNTS      DEDUCTIONS          1999
                                        ----           --------        --------      ----------          ----
Allowance for doubtful
   Accounts                          $     2,851     $     6,800     $    16,398     $(20,932)/1/    $     5,117
Closed call center minimum lease
   commitment reserve                $       809     $        --     $     3,014      (1,120)/2/     $     2,703

Closed call center severance
   Reserve                           $        --     $       401     $     2,400        (882)/2/     $     1,919

/1/  Write-off of amounts previously reserved.

/2/ Cash payments related to minimum lease commitments and employee severance for closed call centers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                           TELESPECTRUM WORLDWIDE INC.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below is certain information regarding our directors and executive officers:

NAME                                           AGE    POSITION
----                                           ---    --------
J. Peter Pierce..........................      56     Chairman of the Board and Chief Executive Officer
Kurt E. Dinkelacker......................      48     Chief Financial Officer
Christopher J. Williams..................      43     Director and Chief Operating Officer
Joseph A. Nezi...........................      55     Executive Vice President, Business Development
Joseph V. Del Raso.......................      49     Director (2)
J. Anthony Hayden........................      58     Director (2)
Britton H. Murdoch.......................      44     Director
J. Brian O'Neill.........................      42     Director (1)
Fenton R. Talbott........................      60     Director
Richard W. Virtue........................      57     Director (1)(2)

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

Kurt E. Dinkelacker has been our Chief Financial Officer since October 2000. Prior to joining us, from October 1995 through May 1999, Mr. Dinkelacker was an Executive Vice President and Chief Financial Officer of IKON Office Solutions, Inc., a publicly traded office equipment distributor and service provider.

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

J. Anthony Hayden has been a director since August 2001. Since 1996, Mr. Hayden has been the President and Chief Executive Officer of Hayden Real Estate, Inc. Prior to founding Hayden Real Estate, Inc., from 1975 until 1996, Mr. Hayden served in various capacities with Cushman and Wakefield Commercial Real Estate Company, including Executive Vice President of the Mid-Atlantic/Mid-West Region. Mr. Hayden also serves on the Board of Directors of Liberty Property Trust and Founders' Bank, a subsidiary of Susquehanna Bancshares, Inc.

Britton H. Murdoch has been a director since July 2000. Mr. Murdoch is currently the Managing Director of Strattech Partners, LLC, a business consulting and venture capital firm. At various times during the past three years, Mr. Murdoch served as acting Chief Financial Officer of V-Span, Inc. and Fiberlink, Inc. Prior to founding Strattech Partners, from 1997 until 1998 Mr. Murdoch served as Chief Financial Officer of Internet Capital Group, Inc. From 1990 until 1997 Mr. Murdoch served as Chief Financial Officer, Vice President of Finance and Treasurer of Airgas, Inc. Mr. Murdoch also serves on the Board of Directors of Founders' Bank, a subsidiary of Susquehanna Bancshares, Inc., and FASTNET Corporation.

J. Brian O'Neill has been a director since 1996. Mr. O'Neill was the Chairman of the Board and our Chief Executive Officer from the time of our formation in April 1996 until March 1998. Mr. O'Neill was also the Chairman of the Board of Directors and Chief Executive Officer of CRW Financial, Inc. from May 1995 until its merger with TeleSpectrum in June 1999. Mr. O'Neill is currently involved in operating a privately-held real estate company.

Fenton R. (Pete) Talbott has been a director since May 2000, and from September 2000 until January 1, 2001, Mr. Talbott was Chairman of the Board. Since 1999, Mr. Talbott has been an operating affiliate with McCown DeLeeuw & Co., a company engaged in investment activities. Prior thereto, from 1995 to 1998, Mr. Talbott was Executive Vice President of Comerica Bank. In addition, Mr. Talbott has held various positions at American Express, The First Boston Corporation, Bank of America and Citicorp.

Richard W. Virtue has served as a director since August 1996. Mr. Virtue is currently a Town Council Member of Snowmass Village, Colorado and a principal of Southern Investments, a warehouse developer he founded in 1977. Mr. Virtue served as Chief Executive Officer of SOMAR, Inc., a predecessor of TeleSpectrum, from 1982 until August 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for fiscal year 2001.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 2001 and 2000 to our chief executive officer during fiscal year 2001 and each other executive officer who earned more than $100,000 during fiscal year 2001 (collectively, the "Named Executives") for services rendered in such years. In January 2001, we hired a new management team, and, except for Kurt E. Dinkelacker, none of such management team was previously employed by us.

                                                                                              LONG-TERM
                                                       ANNUAL COMPENSATION                   COMPENSATION
                                                       -------------------                   ------------
                                                                                                AWARDS
                                                                                                ------

                                                                          OTHER ANNUAL        SECURITIES
                                                                          COMPENSATION    UNDERLYING OPTIONS      ALL OTHER
  NAME AND PRINCIPAL POSITION           YEAR    SALARY($)    BONUS ($)         ($)               (#)           COMPENSATION ($)
  ---------------------------           ----    ---------    ---------    ------------    ------------------   ----------------
J. Peter Pierce, Chief Executive        2001         --(1)         --              --         1,000,000              --
Officer

Christopher J. Williams, Chief          2001    200,000            --              --           400,000             204(2)
Operating Officer

Kurt Dinkelacker, Chief Financial       2001    200,000            --              --                --             204(2)
Officer                                 2000     46,153(3)         --              --           300,000

Joseph A. Nezi, Executive Vice          2001    200,000            --              --           300,000             204(2)
President-Business Development

-------------
(1)  Mr. Pierce received no salary during 2001.

(2)  Consists of net premiums for a group term life insurance policy.

(3)  Mr. Dinkelacker was hired as our Chief Financial Officer in October 2000.

STOCK OPTION GRANTS

The following table contains information concerning grants of stock options to the Named Executives during fiscal year 2001:

                          OPTION GRANTS IN FISCAL 2001

                                                 Individual Grants
                                                 -----------------
                                                                                          Potential Realizable
                             Number of                                                   Value at Assumed Annual
                             Securities       % of Total                                     Rates of Stock
                             Underlying     Options Granted   Exercise                     Price Appreciation
                              Options       to Employees in     Price      Expiration      for Option Term(1)
                                                                                           ------------------
Name                         Granted(#)           2001          ($/Sh)        Date          5%            10%
----                         ----------           ----          ------        ----          --            ---
J. Peter Pierce             1,000,000(2)          39.1%           .60        1/2/11       380,000       960,000

Christopher J. Williams       400,000(2)          15.7%           .60        1/2/11       152,000       384,000

Kurt Dinkelacker                   --               --             --            --            --            --

Joseph A. Nezi                300,000(2)          11.7%           .60        1/2/11       114,000       288,000

-------------
(1) Illustrates the value that might be received upon exercise of options immediately prior to the assumed expiration of their term at the specified compounded rates of appreciation based on the market price for the common stock when the options were granted. Assumed rates of appreciation are not necessarily indicative of future stock performance. As of December 31, 2001, the price of common stock was $.01 per share. All options reflected above are being cancelled in connection with the recapitalization.

STOCK OPTION EXERCISES AND HOLDINGS

The following table sets forth the value of options held by each of the Named Executives at December 31, 2001. None of the Named Executives exercised any options during fiscal year 2001.

                       AGGREGATED OPTION EXERCISES IN 2001
                     AND OPTION VALUES AT DECEMBER 31, 2001

                                                       NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                                                       OPTIONS AT DECEMBER 31,     AT DECEMBER 31, 2001
                                                        2001 (#)                   ($)(1)
                                                        ----------------------     --------------------
                             SHARES        VALUE
                           ACQUIRED ON     REALIZED
NAME                       EXERCISE (#)    ($)         EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                       ------------    ---         -----------  -------------  -----------  -------------
J. Peter Pierce                    --            --            --     1,000,000            --            --
Christopher J. Williams            --            --            --       400,000            --            --
Kurt Dinkelacker                   --            --        66,667       233,333            --            --
Joseph A. Nezi                     --            --            --       300,000            --            --

(1) None of the unexercised options held by the Named Executives were in-the-money based on the price of a share of our common stock as reported on the OTC Bulletin Board on December 31, 2001 ($.01). All options reflected above are being cancelled in connection with the recapitalization.



COMPENSATION OF DIRECTORS

Directors who are not currently receiving compensation as officers, employees or consultants are entitled to receive a quarterly retainer fee of $2,000, as well as $500 and reimbursement of expenses for each meeting of the Board of Directors and each committee meeting that they attend in person.

Our non-employee directors are currently entitled to receive non-qualified stock options under our 1996 Equity Compensation Plan. Each non-employee director is granted a non-qualified stock option exercisable for 10,000 shares of common stock on the date that such person is first elected to the Board. An additional grant of an option exercisable for 2,500 shares of common stock is granted on each date that a director is re-elected to the Board. All options granted to non-employee directors under this policy vest in three equal annual installments beginning on the first anniversary of the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

In January 2001, we entered into an employment agreement with J. Peter Pierce to serve as our Chief Executive Officer until January 2, 2003. Such agreement was amended on April 29, 2002 in connection with the recapitalization described above. The agreement, as amended, provides that Mr. Pierce shall not be entitled to receive a salary for his services. However, the agreement does entitle Mr. Pierce to an annual bonus based on the financial performance of TeleSpectrum. Under the agreement, upon the closing of the recapitalization, Mr. Pierce agreed to the cancellation of all options that had been granted to him by TeleSpectrum. In addition, upon the closing of the recapitalization, Mr. Pierce received 3,894,997 shares of our common stock, representing .5% of our common stock on a fully diluted basis. The agreement further provides that Mr. Pierce is entitled to participate in our Sale Makeup Payment Plan, pursuant to which he could be eligible to receive certain cash payments upon a "change of control" (as defined therein) of TeleSpectrum. Under the agreement, in the event that TeleSpectrum or Mr. Pierce terminates the employment agreement during the one-year period following the occurrence of a "change of control," TeleSpectrum will pay Mr. Pierce an amount equal to the targeted bonus for the year in which the termination occurs. The agreement also prohibits Mr. Pierce from competing with us for one year after the end of his employment with us.

In January 2001, we entered into an employment agreement with each of Christopher Williams and Joseph Nezi to serve as our Chief Operating Officer and Executive Vice President, Business Development, respectively, until January 2, 2003. Such agreements were amended on April 29, 2002 in connection with the recapitalization described above. Under the agreements, Messrs. Williams and Nezi receive annual salaries of $200,000, and each is entitled to receive an annual bonus based on the financial performance of TeleSpectrum. Under the agreements, upon the closing of the recapitalization, Messrs. Williams and Nezi agreed to the cancellation of all options that had been granted to them by TeleSpectrum. The agreements also provide that Messrs. Williams and Nezi are entitled to participate in our Sale Makeup Payment Plan. Under the agreement, in the event that TeleSpectrum terminates Messrs. Williams' or Nezi's respective employment agreements during the one-year period following the occurrence of a change of control, TeleSpectrum will pay such terminated employee an amount equal to the targeted bonus for the year in which the termination occurs. The agreements also prohibit Messrs. Williams and Nezi from competing with us for one year after the end of their employment with us.

In September 2000, we entered into an employment agreement with Kurt Dinkelacker to serve as our Chief Financial Officer for a period of two years expiring in September 2002, which term is automatically renewable at the end of the term for successive one-year periods unless TeleSpectrum gives notice of nonrenewal. Such agreement was amended on April 29, 2002 in connection with the recapitalization described above. Under the agreement, Mr. Dinkelacker receives an annual salary of $200,000 and a payment of $70,000 upon the closing of the recapitalization, and is entitled to receive an annual bonus based on the financial performance of TeleSpectrum. Under the agreement, upon the closing of the recapitalization, Mr. Dinkelacker agreed to the cancellation of all options that had been granted to him by TeleSpectrum. The agreement also provides that Mr. Dinkelacker is entitled to participate in our Sale Makeup Payment Plan. Under the agreement, in the event Mr. Dinkelacker is terminated during the employment term or determined not to have his employment term continue for a successive one-year period, TeleSpectrum will continue to pay Mr. Dinkelacker a salary of $250,000 and provide certain healthcare benefits. In addition, if in the event of a change of control Mr. Dinkelacker's position is eliminated or significantly diminished, he will be entitled to the continued payment of salary described above. The agreement also prohibits Mr. Dinkelacker from competing with us for one year after the end of his employment with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership, as of March 31, 2002, of each person known to us to be the beneficial owner of more than 5% of our common stock. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

                                               COMMON STOCK
                                               ------------
NAME AND ADDRESS OF
BENEFICIAL OWNER                       NUMBER OF SHARES     PERCENT
----------------                       ----------------     -------
McCown De Leeuw & Co. III, L.P.          6,186,844(1)        18.2%
J. Brian O'Neill                         4,111,070(2)        11.9

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

(2) Includes options to purchase 1,002,500 shares of our common stock and warrants to purchase 822,860 shares of our common stock. Mr. O'Neill's address is 700 South Henderson Road, Suite 202, King of Prussia, Pennsylvania 19406.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership, as of March 31, 2002, of (i) each director, (ii) each Named Executive and (iii) all of our directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares.

NAME OF BENEFICIAL OWNER                             NUMBER OF SHARES(1)    PERCENT OF CLASS
------------------------                             -------------------    ----------------
J. Peter Pierce                                               333,334(2)            1.0%
Christopher J. Williams                                       163,334(3)              *
Kurt Dinkelacker                                               66,667(4)              *
Joseph A. Nezi                                                110,000(5)              *
Joseph V. Del Raso                                             17,000(6)              *
J. Anthony Hayden                                             737,000               2.3
Britton H. Murdoch                                            250,000(7)              *
J. Brian O'Neill                                            4,111,070(8)           11.9
Fenton R. Talbott                                             487,500(9)            1.5
Richard W. Virtue                                           1,056,226(10)           3.2
All executive officers and directors as a group             7,332,131(11)          20.4%
(10 persons)

*    Less than 1 percent.

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options or warrants held by such stockholder that are or will become exercisable within sixty days of March 31, 2002.

(2)  Consists of options to purchase 333,334 shares of our common stock.

(3)  Includes options to purchase 133,334 shares of our common stock.

(4)  Consists of options to purchase 66,667 shares of our common stock.

(5)  Includes options to purchase 100,000 shares of our common stock.

(6)  Includes options to purchase 15,000 shares of our common stock.

(7)  Includes options to purchase 100,000 shares of our common stock.

(8) Includes options to purchase 1,002,500 shares of our common stock and warrants to purchase 822,860 shares of our common stock.

(9)  Includes options to purchase 437,500 shares of our common stock.

(10) Includes options to purchase 8,334 shares of our common stock and warrants to purchase 254,000 shares of our common stock.

(11) Includes options to purchase 2,196,669 shares of our common stock and warrants to purchase 1,076,860 shares of our common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2001, we paid Hayden Real Estate, Inc. $153,370 in connection with real estate services rendered to us by such firm. J. Anthony Hayden, a member of our Board of Directors, is President and Chief Executive Officer of Hayden Real Estate.

During 2001, we paid Strattech Partners, LLC $61,536 in connection with financial and treasury consulting services rendered to us by such firm and $150,000 in connection with services rendered relating to the amendment to our credit agreement in April 2001. Britton Murdoch, a member of our Board of Directors, is Managing Director of Strattech Partners.

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

         3.       Exhibits. (See (c) below)

(b)      Report on Form 8-K

         There were no reports on Form 8-K filed by us during the fourth quarter of the fiscal year ended December 31, 2001.

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

3.02              Certificate of Designations of Series A Preferred Stock of
                  Telespectrum Worldwide Inc. *

3.03              Certificate of Designations of Series B Convertible Preferred
                  Stock of Telespectrum Worldwide Inc. *

3.04 Bylaws of TeleSpectrum Worldwide Inc. are incorporated by reference to exhibit 3.02 of our Registration Statement on Form S-1 (File No., 333-004349).

**10.01           TeleSpectrum Worldwide Inc. Amended and Restated 1996 Equity
                  Compensation Plan is incorporated by reference to exhibit
                  10.04 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.02             Amended and Restated Credit Agreement dated as of April 29,
                  2002 among Telespectrum Worldwide Inc., the Lenders named therein and BNP Paribas as agent. #

10.03 Preferred Stock Issuance and Restructuring Agreement dated as of April 29, 2002 among Telespectrum Worldwide Inc., the
                  Lenders named therein and BNP Paribas. #

10.04             Stockholders Agreement dated as of April 29, 2002 among
                  Telespectrum Worldwide Inc., the stockholders signatory thereto, the Management Agent and the Administrative Agent. #

**10.05           Sales Makeup Payment Plan dated as of April 29, 2002. #

**10.06           Employment Agreement dated as of April 29, 2002 between
                  TeleSpectrum Worldwide Inc. and J. Peter Pierce. #

**10.07           Employment Agreement dated as of April 29, 2002 between
                  TeleSpectrum Worldwide Inc. and Christopher Williams. #

**10.08           Employment Agreement dated as of April 29, 2002 between
                  TeleSpectrum Worldwide Inc. and Kurt Dinkelacker. #

**10.09           Employment Agreement dated as of April 29, 2002 between
                  TeleSpectrum Worldwide Inc. and Joseph Nezi. #

21.               Subsidiaries of the Registrant.*

23.               Consent of Arthur Andersen LLP.*

99.1              Letter regarding independent public accountants*

----------
*    Filed herewith.

**   Constitutes a management contract or a compensatory plan or arrangement.

#    To be filed as part of a subsequent SEC filing.

                           TELESPECTRUM WORLDWIDE INC.
                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              TeleSpectrum Worldwide Inc.

Date: April 29, 2002                          By: /S/ KURT E. DINKELACKER
                                                   ----------------------------
                                              KURT E. DINKELACKER
                                              CHIEF FINANCIAL OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  NAME                                 CAPACITY                      DATE
                  ----                                 --------                      ----
         /S/ J. PETER PIERCE                    Chairman of the Board and        April 29, 2002
---------------------------------------
         J. PETER PIERCE                        Chief Executive Officer
                                                (Principal Executive Officer)


         /S/ KURT E. DINKELACKER                Chief Financial Officer          April 29, 2002
---------------------------------------
         KURT E. DINKELACKER                    (Principal Financial and
                                                Accounting Officer)

         /S/ FENTON R. (PETE) TALBOTT           Director                         April 29, 2002
---------------------------------------
         FENTON R. (PETE) TALBOTT

         /S/ CHRISTOPHER WILLIAMS               Director                         April 29, 2002
---------------------------------------
         CHRISTOPHER WILLIAMS

         /S/ JOSEPH V. DEL RASO                 Director                         April 29, 2002
---------------------------------------
         JOSEPH V. DEL RASO

         /S/ J. ANTHONY HAYDEN                  Director                         April 29, 2002
---------------------------------------
         J. ANTHONY HAYDEN

         /S/ BRITTON H. MURDOCH                 Director                         April 29, 2002
---------------------------------------
         BRITTON H. MURDOCH

         /S/ J. BRIAN O'NEILL                   Director                         April 29, 2002
---------------------------------------
         J. BRIAN O'NEILL

         /S/ RICHARD W. VIRTUE                  Director                         April 29, 2002
---------------------------------------
         RICHARD W. VIRTUE