Form 10-Q
period 2002-03-31
TELESPECTRUM WORLDWIDE INC
filed 2002-05-20
CIK 1014960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
   [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

   [ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ______________ TO ________________

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

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on May 14, 2002 was 192,067,847.

                                Table of Contents

                                                                                             Page
                                                                                             ----
                     PART I -- FINANCIAL INFORMATION

            Item 1.  Financial Statements (unaudited):

                     Condensed Consolidated Balance Sheets as of                                3
                      March 31, 2002 and December 31, 2001

                     Condensed Consolidated Statements of Operations                            4
                      For the Three Months Ended March 31, 2002 and 2001

                     Condensed Consolidated Statements of Cash Flows                            5
                      For the Three Months Ended March 31, 2002 and  2001

                     Notes to Condensed Consolidated Financial Statements                    6-12

            Item 2.  Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                               13-18


                     PART II - OTHER INFORMATION

            Items 1 to 5                                                                       19

            Item 6.  Exhibits and Reports on Form 8-K                                          19

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                    (In Thousands - Except Per Share Amounts)


                                                                     March 31,   December 31,
                                                                       2002         2001
                                                                    ---------     ---------

                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $   4,900     $   6,391
   Accounts receivable, net                                            28,193        33,333
   Prepaid expenses and other                                           1,740         2,067
                                                                    ---------     ---------
            Total current assets                                       34,833        41,791

PROPERTY AND EQUIPMENT, net                                            10,872        11,478

INTANGIBLES, net                                                        2,151         2,347

OTHER NONCURRENT ASSETS                                                 1,683         1,043
                                                                    ---------     ---------
            Total assets                                            $  49,539     $  56,659
                                                                    =========     =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current maturities of long-term debt                             $   3,501     $   3,608
   Accounts payable                                                     5,726         5,435
   Accrued expenses and other current liabilities                      29,881        27,118
                                                                    ---------     ---------
         Total current liabilities                                     39,108        36,161
                                                                    ---------     ---------

LONG-TERM DEBT (See Footnote 1)                                       169,225       166,588
                                                                    ---------     ---------

OTHER NONCURRENT LIABILITIES                                              475           615
                                                                    ---------     ---------

STOCKHOLDERS' DEFICIT:  (See Footnote 1)
   Preferred stock, $.01 par value, 5,000,000 shares authorized,           --            --
      no shares issued or outstanding
   Common stock, $.01 par value, 200,000,000 shares                       400           400
      authorized, 40,022,656 shares issued and 32,737,815
      shares outstanding at March 31, 2002 and December 31, 2001
Additional paid-in capital                                            339,113       339,113
Common stock purchase warrants                                          7,840         7,840
Treasury stock, 7,284,841 shares at cost                              (48,810)      (48,810)
Accumulated deficit                                                  (456,250)     (443,686)
Cumulative currency translation adjustment                             (1,562)       (1,562)
                                                                    ---------     ---------
   Total stockholders' deficit                                       (159,269)     (146,705)
                                                                    ---------     ---------
   Total liabilities and stockholders' deficit                      $  49,539     $  56,659
                                                                    =========     =========

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands - Except Per Share Amounts)


                                                   Three Months Ended
                                                 -----------------------
                                                 March 31,     March 31,
                                                   2002         2001
                                                 --------     --------

REVENUES                                         $ 36,725     $ 62,818
                                                 --------     --------

OPERATING EXPENSES:
   Cost of services                                31,094       48,320
   Selling, general and administrative              7,400       14,761
   Restructuring charge and other                   7,741        3,350
                                                 --------     --------

          Total operating expenses                 46,235       66,431
                                                 --------     --------

          Operating loss                           (9,510)      (3,613)

INTEREST EXPENSE, net                              (3,054)      (6,473)
                                                 --------     --------

LOSS BEFORE INCOME TAXES                          (12,564)     (10,086)

INCOME TAXES                                           --           --
                                                 --------     --------

NET LOSS                                         $(12,564)    $(10,086)
                                                 ========     ========

BASIC LOSS PER SHARE                             $  (0.38)    $  (0.32)
                                                 ========     ========
DILUTED LOSS PER SHARE                           $  (0.38)    $  (0.32)
                                                 ========     ========

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC        32,738       31,795
                                                 ========     ========
WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED      32,738       31,795
                                                 ========     ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                   (In Thousands - Except Per Share Amounts)

                                                                                Three Months Ended
                                                                             -----------------------
                                                                              March 31,    March 31,
                                                                                2002        2001
                                                                             --------     --------

Cash Flows From Operating Activities:
   Net loss                                                                  $(12,564)    $(10,086)
   Adjustments to reconcile net loss to net cash
      flows from operating activities:
         Depreciation and amortization                                          1,057        4,319
         Provision for bad debts                                                  120          707
         Restructuring charge and other                                         7,741        3,117
         Changes in operating assets and liabilities net of acquisitions:
            Accounts receivable                                                 5,020        3,706
            Prepaid expenses and other                                           (313)       1,050
            Accounts payable                                                      291       (1,079)
            Accrued and other liabilities                                      (2,359)      (2,687)
                                                                             --------     --------

                     Net cash used in operating activities                     (1,007)        (953)
                                                                             --------     --------

Cash Flows From Investing Activities:
   Purchases of property and equipment                                           (255)        (301)
                                                                             --------     --------

                     Net cash used in investing activities                       (255)        (301)
                                                                             --------     --------

Cash Flows From Financing Activities:
   Borrowings on long-term debt                                                    --        8,854
   Payments on long-term debt                                                    (114)      (9,006)
   Net payments of capital lease obligations                                     (115)        (234)
                                                                             --------     --------

                     Net cash (used in) provided by financing activities         (229)        (386)
                                                                             --------     --------

Net decrease in cash and cash equivalents                                      (1,491)      (1,640)
Cash and cash equivalents, beginning of period                                  6,391        5,258
                                                                             --------     --------

Cash and cash equivalents, end of period                                     $  4,900     $  3,618
                                                                             ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period                                              $     31     $  3,563
                                                                             ========     ========
Income taxes paid during the period                                          $     --     $     --
                                                                             ========     ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

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

After the recapitalization, the Company's Board of Directors is to be comprised of three designees of the bank lenders and two designees of management.

In addition to entering into the amended credit agreement and completing the recapitalization with its bank lenders, on April 29, 2002, other debt balances outstanding to unsecured creditors were restructured from $15.3 million to approximately $0.7 million, with cash payments of $1.5 million. Certain commercial liabilities, primarily accounts payable, which had a carrying value of $3.5 million as of March 31, 2002, were also settled through cash payments of $0.9 million and notes payable of $0.3 million. Additional settlements were reached with certain of the Company's landlords that will result in a reduction of $3.4 million of future lease commitments through cash payments of $0.4 million and notes payable of $0.2 million. As part of the debt restructuring, the Company divested itself of its ownership interest in eSatisfy.com.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents a proforma estimate of our March 31, 2002 balance sheet as if the recapitalization had occurred at that time:


                           CONSOLIDATED BALANCE SHEETS
                            RECAPITALIZATION ANALYSIS
                                 MARCH 31, 2002

                                                        (unaudited)
                                                 EFFECT OF RECAPITALIZATION
                                                 --------------------------
                                     ACTUAL        ESTIMATED      PROFORMA
                                     3/31/02        CHANGE        3/31/02
                                    ---------     ---------     ---------
ASSETS:

Cash                                $   4,900     $  (1,685)    $   3,215
Other current assets                   29,933        (1,171)       28,762
                                    ---------     ---------     ---------
Total current assets                   34,833        (2,856)       31,977

Total non current assets               14,706          (495)       14,211
                                    ---------     ---------     ---------

Total assets                        $  49,539     $  (3,351)    $  46,188
                                    =========     =========     =========

LIABILITIES:

Current liabilities                    39,108       (13,535)       25,573

Senior debt                           161,822      (136,822)       25,000
Non current liabilities                 7,878        (5,793)        2,085
                                    ---------     ---------     ---------
Total non current liabilities         169,700      (142,615)       27,085

Total liabilities                     208,808      (156,150)       52,658
                                    ---------     ---------     ---------

Stockholder's equity/(deficit)       (159,269)      152,799        (6,470)
                                    ---------     ---------     ---------

Total liabilities and
  stockholders' equity/(deficit)    $  49,539     $  (3,351)    $  46,188
                                    =========     =========     =========

At March 31, 2002, the Company had a stockholders' deficit of $159.3 million, and incurred a net loss of approximately $12.6 million during the first three of months of 2002.

Management believes that the restructuring of its bank debt and other liabilities that occurred on April 29, 2002, together with existing working capital and projected results for 2002, should enable the Company to generate sufficient cash flow to meet its operating cash needs, fund required capital expenditures, and satisfy its debt service and other financing requirements. As a result of continuing customer losses and a declining revenue base, the Company implemented a significant cost reduction plan in January 2002. This plan included the reduction of corporate overhead and the closure of five additional contact centers. For 2002, we estimate that we will save over $15 million in connection with this plan. On an annualized basis, this plan will reduce fixed expenses by approximately $19 million. The initial impact of these reductions was first realized in March 2002. Subsequent to the January plan, the Company instituted additional cost reductions in March to include the reduction of additional corporate overhead and the closure of one

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

additional contact center. We estimate these savings will total $1.5 million in 2002 and $2.5 million annually thereafter. The impact of these reductions will first be realized in June 2002. The Company does not have a line of credit or other short-term borrowing facility available. In addition, covenants in its amended credit agreement restrict the Company's ability to pledge assets as collateral for other borrowings.

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

2. NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), were issued. These standards change the accounting principles governing business combinations, goodwill and other intangible assets by, among other things, requiring the use of the purchase method in accounting for business combinations and eliminating the requirement to amortize goodwill. Instead, SFAS No. 142 establishes a method to test for impairment of goodwill on at least an annual basis. These standards became effective for the Company beginning in the first quarter of 2002. The effect of adopting SFAS 142 was not material to the Company's financial statements.

3. LOSS PER SHARE:

Basic loss per share assumes no dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the effects of common shares issuable upon the exercise of stock options and warrants, but only if the effect is dilutive.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. RESTRUCTURING CHARGES AND OTHER:

As part of its continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations, enhance results of operations and improve cash flow by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded pre-tax charges totaling $17.8 million through December 31, 2001 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During the first quarter of 2002, the Company expanded the restructuring to include the closure or consolidation of additional facilities and identification of additional workforce reductions. As a result, the Company recorded a pre-tax charge of $7.7 million during the period. The following summarizes the costs and liabilities associated with the Company's restructuring plan through March 31, 2002 (in thousands):

                                        Balance as of                                      Balance as of
                                         December 31,    Additional                          March 31,
                                            2001           Charge          Payments            2002
                                          -------         -------          -------           -------
Obligations assumed on
    closed leased facilities, net        $ 5,514          $ 6,280          $  (499)          $11,295

Severance and employee
    related costs                            479              962             (884)              557

Other                                        518              500             (167)              851
                                         -------          -------          -------           -------

Total Restructuring Accrual              $ 6,511          $ 7,742          $(1,550)          $12,703
                                         =======          =======          =======           =======


Accrued liabilities for closed facilities of $11.3 million as of March 31, 2002 relate to leased customer contact center locations that have been or will be closed in connection with the Company's restructuring plan. The amount is computed as the remaining contractual obligations in each closed center, net of estimated income from subletting. Subsequent to year end and as part of the restructuring of the debt, the Company further reduced the $11.3 million obligation by $5.0 million through negotiated settlements with certain landlords.

Employee separation costs relate to both administrative personnel at the closed customer contact centers and corporate personnel, affecting all functional areas. The accrual of $0.6 million as of March 31, 2002 relates to ongoing severance payments in accordance with the severance obligations for these employees.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. COMPREHENSIVE LOSS:

The Company's comprehensive loss includes net loss and unrealized losses from foreign currency translation. Total comprehensive loss for the three months ended March 31, 2002 and 2001 was $(12.5) million and $(10.3) million, respectively.

6. SEGMENTS:

The Company redefined its segments during the second quarter 2001, and restated all prior periods to conform with the current presentation.

During 2001, the Company classified its operations into two segments:
Teleservices and eSatisfy. These two operating segments were managed separately because each operating segment represented a strategic business unit that offered different services. The business segments are described in further detail below. Segment assets include amounts specifically with the Teleservices and eSatisfy segments. Corporate assets consist primarily of property and equipment.

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

The eSatisfy segment performs baseline and tracking customer satisfaction surveys for both Internet and traditional companies. As part of the debt restructuring, the Company divested itself of its ownership interest in eSatisfy.com and accordingly will not be reporting this segment in the future.


Corporate operations include the selling, general and administrative functions of the Company.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Business segment information is as follows (in thousands):


                                  Three Months Ended
                                     March 31,
                              -----------------------
                                2002           2001
                              --------       --------
Revenues:
   Teleservices               $ 35,660       $ 61,207
   e-Satisfy                     1,065          1,611
                              --------       --------

          Total               $ 36,725       $ 62,818
                              ========       ========

Operating income (loss):
   Teleservices               $  4,972       $ 10,676
   e-Satisfy                       (12)         1,132
   Corporate                   (17,524)       (15,421)
                              --------       --------

          Total               $(12,564)      $ (3,613)
                              ========       ========






                             March 31,     December 31,
                                2002         2001
                             --------      --------
Total assets:
   Teleservices               $ 38,034     $ 95,696
   e-Satisfy                     1,710        4,011
   Corporate                     9,795       12,851
                              --------     --------

          Total               $ 49,539     $112,558
                              ========     ========

Information About Major Customers

The following table summarizes those customers with revenues in excess of 10% of total revenue for the three months ended March 31, 2002 and 2001:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  2002            2001
                                              -----------     ------------
                          Customer 1              26.9%          13.1%
                          Customer 2              12.6%            -%
                          Customer 3               -%            10.0%

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. SUBSEQUENT EVENT:

On April 29, 2002, the Company signed an amended and restated credit agreement with its bank group, which matures on May 2005 and replaces the former agreement, dated April 16, 2001.

On May 2, 2002, J. Peter Pierce announced his resignation from the Company's Board of Directors and as Chief Executive Officer of the Company and is in the process of transitioning his responsibilities to the new board members. On May 15, 2002, Christopher Williams, the Company's Chief Operating Officer, announced his resignation from the Company's Board of Directors.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


We have made forward-looking statements in this Form 10-Q including the information concerning possible or assumed future results of our operations, and such statements include those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those forward-looking statements, we claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

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


Basis of Presentation

The Consolidated Financial Statements of TeleSpectrum Worldwide Inc. and subsidiaries have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

After the recapitalization, the Company's Board of Directors is to be comprised of three designees of the bank lenders and two designees of management.

In addition to entering into the amended credit agreement and completing the recapitalization with its bank lenders, on April 29, 2002 other debt balances outstanding to unsecured creditors were restructured from $15.3 million to approximately $0.7 million, with cash payments of $1.5 million. Certain commercial liabilities, primarily accounts payable, which had a carrying value of $3.5 million as of March 31, 2002, were also settled through cash payments of $0.9 million and notes payable of $0.3 million. Additional settlements were reached with certain of the Company's landlords that will result in a reduction of $3.4 million of future lease commitments through cash payments of $0.4 million and notes payable of $0.2 million. As part of the debt restructuring, the Company divested itself of its ownership interest in eSatisfy.com.

At March 31, 2002, the Company had a stockholders' deficit of $159.3 million, and incurred a net loss of approximately $12.6 million during the first three of months of 2002.

Management believes that the restructuring of its bank debt and other liabilities that occurred on April 29, 2002, together with existing working capital and projected results for 2002, should enable the Company to generate sufficient cash flow to meet its operating cash needs, fund required capital expenditures, and satisfy its debt service and other financing requirements. As a result of continuing customer losses and a declining revenue base, the Company implemented a significant cost reduction plan in January 2002. This plan included the reduction of corporate overhead and the closure of five additional contact centers. For 2002, we estimate that we will save over $15 million in connection with this plan. On an annualized basis, this plan will reduce fixed expenses by approximately $19 million. The initial impact of these reductions was first realized in March 2002. Subsequent to the January plan, the Company instituted additional cost reductions in March to include the reduction of additional corporate overhead and the closure of one additional contact center. We estimate these savings will total $1.5 million in 2002 and $2.5 million annually thereafter. The impact of these reductions will first be realized in June 2002. The Company does not have a line of credit or other short-term borrowing facility available. In addition, covenants in its amended credit agreement restrict the Company's ability to pledge assets as collateral for other borrowings.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Results of Operations

The following discussions should be read in connection with the Condensed Consolidated Financial Statements contained elsewhere within this report A comparison of the results of operations for the three months ended March 31, 2002 to the three months ended March 31, 2001 follows:

                                                          Results of Operations
                                                          (Dollars in Millions)
                                        ------------------------------------------------------------------

                                         Three Months         As a           Three Months          As a
                                            Ended          Percentage          Ended            Percentage
                                           March 31,          of              March 31,            of
                                            2002            Revenues            2001             Revenues
                                         ------------      ----------        ------------       ----------
Revenues:
   Teleservices                          $  35.7             97.3 %        $    61.2             97.5 %
   e-Satisfy.com                             1.0              2.7 %              1.6              2.5 %
                                         -------            -----          ---------            -----
Total revenue                               36.7            100.0 %             62.8            100.0 %

Cost of services:
   Teleservices                             30.7             86.0 %             47.8             78.1 %
   e-Satisfy.com                             0.4             40.0 %              0.5             31.3 %
                                         -------            -----          ---------            -----
Total cost of services                      31.1             84.7 %             48.3             76.9 %

Selling, general and administrative          7.4             20.2 %             14.7             23.4 %
Restructuring charge                         7.7             21.0 %              3.4              5.4 %
                                         -------            -----          ---------            -----
Total operating expenses                    46.2            125.9 %             66.4            105.7 %
                                         -------            -----          ---------            -----

Operating loss                              (9.5)           (25.8)%             (3.6)            (5.7)%

Interest expense                            (3.0)            (8.4)%             (6.5)           (10.4)%
                                         -------            -----          ---------            -----
Loss before taxes                          (12.5)           (34.0)%           (10.1)            (16.1)%
                                         -------            -----          --------             -----

Income taxes                                --                0.0 %             --                0.0 %
                                         -------            -----          --------             -----
Net loss                                 $ (12.5)           (34.0)%        $  (10.1)            (16.1)%
                                         =======            =====          =========            =====

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

REVENUES

Total revenues for the three months ended March 31, 2002 were $36.7 million, representing a $26.1 million or 41.5% decline in comparison to the prior year total of $62.8 million. The decrease resulted from the economic environment in 2001 and 2002 and customer attrition as a result of the Company's financial condition.

Teleservices Segment

Teleservices revenues for the three months ended March 31, 2002 were $35.7 million, representing a $25.5 million or 41.6% decline in comparison to the prior year total of $61.2 million The decrease resulted from the economic environment in 2001 and 2002 and customer attrition as a result of the Company's financial condition.

e-Satisfy Segment

e-Satisfy revenues for the three months ended March 31, 2002 were $1.0 million, representing a $0.6 million or 37.5% decline in comparison to the prior year total of $1.6 million. The decrease resulted from the economic environment in 2001 and 2002 and customer attrition as a result of the Company's financial condition.


COST OF SERVICES

Cost of services for the three months ended March 31, 2002 were $31.1 million, representing a $17.2 million or 35.6% decline in comparison to the prior year total of $48.3 million. As a percentage of total revenues, cost of services increased to 84.7% during the first quarter of 2002 from 76.9% during the first quarter of 2001. The increase in cost of services as a percentage of revenue can be attributed to lower revenue per hour due to competitive pricing pressures and lower utilization of call center capacity.

Teleservices Segment

Teleservices cost of services for the three months ended March 31, 2002 were $30.7 million, representing a $17.1 million or 35.7% decline in comparison to the prior year total of $47.8 million. As a percentage of total teleservices revenues, cost of services increased to 86.0% during the first quarter of 2002 from 78.1% during the first quarter of 2001. The increase in cost of services as a percentage of revenue can be attributed to lower revenue per hour due to competitive pricing pressures and lower utilization of call center capacity.

e-Satisfy Segment

e-Satisfy cost of services for the three months ended March 31, 2002 were $0.4 million representing a $0.1 million decrease over the $0.5 million recorded during the same period in the prior year. This reduction reflects the initial effects of the Company's cost savings plans.

Selling, General and Administrative

Selling, general and administrative expenses were $7.4 million for the three months ended March 31, 2002, representing a $7.3 million or 50% decrease from the $14.7 million total recorded during the same period last year. While a portion of the decline is attributed to the drop in sales volumes, resulting in lower commission expense, the majority of the reduction reflects the initial effects of the Company's cost savings plans.

Restructuring Charge

During the three months ended March 31, 2002, the Company expanded the restructuring program initiated during 2001 to include the closure or consolidation of additional facilities and identification of additional employees for separation. As a result, the Company recorded a pre-tax charge of $7.7 million during the first quarter. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)

Interest Expense, net

The Company incurred net interest expense of $3.0 million for the three months ended March 31, 2002, a decrease of $3.5 million in comparison to interest expense during the same period last year. Interest in the prior period was significantly higher due to the fees incurred as a result of the Company's default on its credit agreement.

Liquidity and Capital Resources

Cash flows provided by (used in) (dollars in thousands):

                                             Three Months Ended
                                                   March 31,
                                          --------------------------
                                              2002            2001
                                          ------------     ---------

       Operating activities               $     (1,007)   $     (953)
       Investing activities               $       (255)   $     (301)
       Financing activities               $       (229)   $     (386)

Three Months Ended March 31, 2002

The Company's cash flows from operations resulted in a $1.0 million use of cash, reflecting a $12.6 million loss for the period before $11.6 million in non-cash charges for depreciation, amortization, restructuring charge and accrued interest.

The Company's cash flows from investing activities resulted in $0.3 million of capital expenditures for property and equipment, primarily technology related.

The Company's cash flow from financing activities resulted in a use of $0.2 million payment of capital leases and other debt.

Three Months Ended March 31, 2001

The Company's cash flows from operations resulted in a $1.0 million use of cash, reflecting a $2.0 million loss for the period before $8.1 million in non-cash charges for depreciation and amortization, the

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

restructuring charge, and the provision for bad debts. Working capital during the period remained fairly constant, resulting in a $1.0 million reduction representing the net effect of the changes in current assets and liabilities.

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

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                 None

         ITEM 2. CHANGES IN SECURITIES

                 None

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 See Management's Discussion and Analysis of the Condensed Consolidated Financial Statements included elsewhere in this report.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 See Note 7 of the Condensed Consolidated Financial Statements included elsewhere in this report.

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


                                           TeleSpectrum Worldwide Inc.
                                           --------------------------
                                                  (Registrant)

         Date:  May 20, 2002                /s/  Christopher Williams
                                            -------------------------
                                                 Christopher Williams
                                                 TeleSpectrum Worldwide Inc.
                                                 Chief Operating Officer


         Date: May 20, 2002                 /s/  Kurt Dinkelacker
                                            -------------------------
                                                 Kurt Dinkelacker
                                                 TeleSpectrum Worldwide Inc.
                                                 Chief Financial Officer