Form 10-Q
period 2002-06-30
TELESPECTRUM WORLDWIDE INC
filed 2002-09-25
CIK 1014960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                    Yes X   No

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on September 24, 2002 was 192,067,847.

                                Table of Contents

                                                                                          Page
                                                                                          ----
               PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements:

                 Condensed Consolidated Balance Sheets as of
                    June 30, 2002 (unaudited) and December 31, 2001                         3

                 Condensed Consolidated Statements of Operations (unaudited)
                   For the Three Months Ended June 30, 2002 and 2001 and
                    For the Six Months Ended June 30, 2002 and 2001                         4

                 Condensed Consolidated Statement of Stockholders' Equity (Deficit)         5
                       For the Six Months Ended June 30, 2002 (unaudited)

                 Condensed Consolidated Statements of Cash Flows (unaudited)
                    For the Six Months Ended June 30, 2002 and 2001                         6

                 Notes to Condensed Consolidated Unaudited Financial Statements          7-14

Item 2.        Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                                  15-24

Item 3.        Quantitative and Qualitative Disclosure about Market Risk                   25

               PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                           26

Item 2.        Changes in Securities                                                       26

Item 3.        Defaults Upon Senior Securities                                             26

Item 4.        Submission of Matters to a Vote of Security Holders                         26

Item 5.        Other Information                                                           26

Item 6.        Exhibits and Reports on Form 8-K                                            26

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (In Thousands - Except Per Share Amounts)

                                                                                June 30,
                                                                                  2002          December 31,
                                                                              (unaudited)           2001
                                                                               ---------         ---------
                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $   5,600         $   6,391
   Accounts receivable, net                                                       19,596            33,333
   Prepaid expenses and other                                                      1,782             2,067
                                                                               ---------         ---------
            Total current assets                                                  26,978            41,791

PROPERTY AND EQUIPMENT, net                                                        9,960            11,478

INTANGIBLES, net                                                                   1,955             2,347

OTHER NONCURRENT ASSETS                                                              740             1,043
                                                                               ---------         ---------
            Total assets                                                       $  39,633         $  56,659
                                                                               =========         =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current maturities of long-term debt                                        $   1,284         $   3,608
   Accounts payable                                                                2,539             5,435
   Accrued expenses and other current liabilities                                 21,086            27,118
                                                                               ---------         ---------
         Total current liabilities                                                24,909            36,161
                                                                               ---------         ---------
LONG-TERM DEBT  (Term Facility $25 million face value)                            31,027           159,063
CAPITAL LEASES AND OTHER                                                           1,312             7,525

OTHER NONCURRENT LIABILITIES                                                         631               615
                                                                               ---------         ---------
STOCKHOLDERS' DEFICIT:
   Series A Preferred stock, $.01 par value, 100,000 shares authorized,               --                --
      40,000 issued and outstanding
   Series B Convertible Preferred stock, $.01 par value, 90,000 shares               174                --
authorized and issued and 71,097 outstanding
   Common stock, $.01 par value, 200,000,000 shares authorized,                    1,994               400
   199,352,688 shares issued and 192,067,847 shares outstanding at
   June 30, 2002, and 40,022,656 shares issued and 32,737,815 shares outstanding at December 31, 2001
Additional paid-in capital                                                       337,565           339,113
Additional paid-in capital - Warrants                                              7,840             7,840
Accumulated other comprehensive loss                                              (1,556)           (1,562)
Accumulated deficit                                                             (315,453)         (443,686)
                                                                               ---------         ---------
                                                                                  30,564           (97,895)
Less treasury stock, 7,284,841 shares at cost                                    (48,810)          (48,810)
                                                                               ---------         ---------
   Total stockholders' deficit                                                   (18,246)         (146,705)
                                                                               ---------         ---------
   Total liabilities and stockholders' deficit                                 $  39,633         $  56,659
                                                                               =========         =========

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands - Except Per Share Amounts)

                                                           Three Months Ended                        Six Months Ended
                                                       -----------------------------           -----------------------------
                                                       June 30,            June 30,            June 30,            June 30,
                                                         2002                2001                2002                2001
                                                       ---------           ---------           ---------           ---------
REVENUES                                               $  25,074           $  57,523           $  60,734           $ 120,338
                                                       ---------           ---------           ---------           ---------
OPERATING EXPENSES:
   Cost of services                                       20,499              43,444              51,133              91,270
   Selling, general and administrative                     7,213              13,145              14,006              28,399
   Restructuring (credit)/charge and other                (3,563)                689               4,178               4,038
                                                       ---------           ---------           ---------           ---------
          Total operating expenses                        24,149              57,278              69,317             123,707
                                                       ---------           ---------           ---------           ---------
          Operating income/(loss)                            925                 245              (8,583)             (3,369)

GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT                    141,655             (20,286)            141,655             (20,286)

INTEREST EXPENSE, net                                      1,146               4,634               4,173              11,106
                                                       ---------           ---------           ---------           ---------

INCOME/(LOSS) BEFORE INCOME TAXES                        141,434             (24,675)            128,899             (34,761)

INCOME TAXES                                                  --                  --                  --                  --
                                                       ---------           ---------           ---------           ---------
NET INCOME/(LOSS)                                      $ 141,434           $ (24,675)          $ 128,899           $ (34,761)
                                                       =========           =========           =========           =========


BASIC INCOME/(LOSS) PER SHARE                          $    1.01           $   (0.78)          $    1.49           $   (1.09)
                                                       =========           =========           =========           =========
DILUTED INCOME/(LOSS) PER SHARE                        $    0.27           $   (0.78)          $    0.46           $   (1.09)
                                                       =========           =========           =========           =========

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC              139,788              31,795              86,263              31,795
                                                       =========           =========           =========           =========
WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED            532,575              31,795             282,657              31,795
                                                       =========           =========           =========           =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TeleSpectrum Worldwide Inc. and Subsidiaries
         Condensed Consolidated Statement Stockholders' Equity (Deficit)
                    (In Thousands - Except Per Share Amounts)

                                      Series A Preferred           Series B Preferred                 Common
                                           Stock                        Stock                         Stock
                                      ------------------         ----------------------     --------------------------
                                      Shares     Amount          Shares       Amount           Shares        Amount
                                      ------    --------         ------     -----------     -----------    -----------
Balance @ 12/31/01                                                                           40,022,656    $       400

Issuance of Series A
  Preferred Stock                     40,000          --             --              --              --             --

Issuance of Series B
  Convertible Preferred Stock             --          --         90,000             220              --             --

Conversion of Series B
  Convertible Preferred Stock             --          --        (18,903)            (46)    155,435,035          1,555

Issuance of Common Stock                  --          --             --              --       3,894,997             39

Dividends                                 --          --             --              --              --             --

Net Income                                --          --             --              --              --             --

Foreign Currency Translation
Adjustment                                --          --             --              --              --             --

Total Comprehensive Income                --          --             --              --              --             --
                                      ------    --------         ------     -----------     -----------    -----------
Balance @ 6/30/02                     40,000    $     --         71,097     $       174     199,352,688    $     1,994


                                                                                         Accumulated
                                          Additional                                        Other            Total
                                          Paid - In        Treasury       Accumulated    Comprehensive    Stockholders
                                            Capital         Stock       Equity (Deficit)    Income         (Deficit)
                                          -----------     -----------     -----------     -----------     -----------
Balance @ 12/31/01                        $   346,953     $   (48,810)    $  (443,686)    $    (1,562)    $  (146,705)

Issuance of Series A
  Preferred Stock                                  --              --              --              --              --

Issuance of Series B
  Convertible Preferred Stock                      --              --              --              --             220

Conversion of Series B
  Convertible Preferred Stock                  (1,509)             --              --              --              --

Issuance of Common Stock                          (39)             --              --              --              --

Dividends                                          --              --            (666)             --            (666)

Net Income                                         --              --         128,899              --         128,899

Foreign Currency Translation
Adjustment                                         --              --              --               6               6

Total Comprehensive Income                         --              --              --              --         128,905
                                          -----------     -----------     -----------     -----------     -----------
Balance @ 6/30/02                         $   345,405     $   (48,810)    $  (315,453)    $    (1,556)    $   (18,246)

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TeleSpectrum Worldwide Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   (In Thousands - Except Per Share Amounts)

                                                                                         Six Months Ended
                                                                                   -----------------------------
                                                                                    June 30,            June 30,
                                                                                      2002                2001
                                                                                   ---------           ---------
Cash Flows From Operating Activities:
   Net Income/(Loss)                                                               $ 128,899           $ (34,761)
   Adjustments to reconcile net income/(loss) to net cash
      flows from operating activities:
         Depreciation and amortization                                                 1,965               7,777
         Provision for bad debts                                                         235               1,234
         Restructuring charge and other                                                4,178               3,910
        (Gain)/loss on extinguishment of debt, net of cash transfers                (142,220)             20,286
        (Gain)/loss on sale of assets and other                                           (1)               (172)
         Changes in operating assets and liabilities net of acquisitions:

            Accounts receivable                                                       12,782               7,119
            Prepaid expenses and other                                                  (597)              3,202
            Accounts payable                                                            (964)             (1,816)
            Accrued and other liabilities                                             (3,430)             (7,921)
                                                                                   ---------           ---------
                     Net cash provided by (used in) operating activities                 847              (1,142)
                                                                                   ---------           ---------
Cash Flows From Investing Activities:
   Purchases of property and equipment                                                  (595)               (497)
   Proceeds from disposal of assets                                                       --               1,120
                                                                                   ---------           ---------
                     Net cash (used in) provided by  investing activities               (595)                623
                                                                                   ---------           ---------
Cash Flows From Financing Activities:
   Debt issuance costs                                                                    --              (1,538)
   Net (payments) borrowings on credit facilities                                       (729)                999
   Net payments of capital lease obligations                                            (240)               (342)
                                                                                   ---------           ---------
                     Net cash used in financing activities                              (969)               (881)
                                                                                   ---------           ---------

   Effect of exchange rate change on cash and cash equivalents                           (77)                 --

Net decrease in cash and cash equivalents                                               (794)             (1,400)
Cash and cash equivalents, beginning of period                                         6,391               5,258
                                                                                   ---------           ---------
Cash and cash equivalents, end of period                                           $   5,597           $   3,858
                                                                                   =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period                                                    $     595           $   3,253
                                                                                   =========           =========
Income taxes paid during the period                                                $      --           $      --
                                                                                   =========           =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Telespectrum Worldwide Inc. and subsidiaries ("Telespectrum" or the "Company") have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. All significant intercompany transactions have been eliminated in consolidation. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. EXTINGUISHMENT OF DEBT AND OTHER RESTRUCTURING:


On April 29, 2002, the Company entered into an agreement with its bank lenders that resulted in a recapitalization of its balance sheet and a reduction of its debt. As a result of the recapitalization, the amounts due under its existing credit facilities totaling approximately $162.2 million at the time of recapitalization, which consisted of outstanding debt, accrued interest and fees, were converted into (a) a three-year term facility of $25 million (face amount) under an amended and restated credit agreement, (b) $40 million (stated value) of the Company's Series A Preferred Stock, and (c) shares of the Company's Series B Convertible Preferred Stock which will convert into common stock representing 95% of the Company's common outstanding after such conversion. The three year term facility is secured by, among other things, the Company's assets and outstanding trade receivables, bears interest at a base rate as defined in the agreement plus 400 basis points, and matures in May 2005. Under the terms of the Agreement, the Company is required to meet certain financial covenants, including a fixed charge coverage ratio and Earnings Before Interest Taxes, Depreciation, and Amortization (EBITDA) targets. The Series A Preferred Stock has a 10% annual dividend rate, which accrues and is payable either in cash or in additional shares of Series A Preferred Stock. Approximately 18,903 shares of the Series B Convertible Preferred Stock was converted into 155,435,035 shares of the Company's common stock immediately after the closing of the recapitalization, and the remainder will convert into shares of common stock as soon as the Company amends its Certificate of Incorporation to increase the authorized number of shares of common stock. Such amendment requires approval of the Company's shareholders.

In accordance with Statement of Financial Accounting Standard No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No.
15), the Company has accounted for the effects of the restructuring prospectively, recording the carrying amount of the new term facility at approximately $31.6 million, which includes approximately $6.6 million of future amounts that would otherwise be designated as interest. For future financial statement purposes, the effective interest rate of this facility is 0%. In addition, the amount of the gain, in part, was determined based on an independent appraisal of the fair value of the Series A and Series B Preferred Stock issued in connection with the recapitalization.

In addition to entering into the amended credit agreement and completing the recapitalization with its bank lenders on April 29, 2002, other debt balances outstanding to unsecured creditors were restructured from $15.2 million to approximately $0.7 million, with cash payments of $1.6 million. Certain

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


commercial liabilities, primarily accounts payable, which had a carrying value of $3.0 million were also settled through cash payments of $1.0 million and notes payable of $0.3 million. Additional settlements were reached on certain real estate lease obligations that will result in a reduction of $4.9 million of future lease commitments through cash payments of $0.5 million and notes payable of $0.4 million. As part of the debt restructuring, the Company divested itself of its ownership interest in eSatisfy.com. The Company recorded a gain on the above for approximately $11.2 million.

As a result of these transactions, we recorded a gain on the extinguishment of debt and restructuring of the above obligations for approximately $141.7 million.

During May 2002, J. Peter Pierce announced his resignation from the Company's Board of Directors and as Chief Executive Officer of the Company and Christopher Williams also announced his resignation from the Company's Board of Directors and as Chief Operating Officer. In addition, during May 2002 Joe Nezi, Executive Vice President of Sales announced his resignation from the Company and was later replaced by William Pieper. In early June, Price Brannon, Executive Vice President, Technology Services, resigned from the Company and was subsequently replaced by James Wallace as Senior Vice President of Information Technology.

As a result of the recapitalization, the Company's Board of Directors is now comprised of four individuals. They are: Kevin Flannery (Chairman of the Board), Brad Scher, Gene Davis, and Charles Sweet.

As a result of the resignations of Peter Pierce and Chris Williams, an Operating Committee was created to run the day-to-day operations of the Company. This Committee is comprised of five individuals of the Company's management. They are: Kurt Dinkelacker - Executive Vice President and Chief Financial Officer, Susan Parker - Executive Vice President of Customer Service, Glenn Smith - Executive Vice President of Call Center Operations, William Pieper - Executive Vice President of Sales, and James Wallace - Senior Vice President of Information Technology. The Committee assists with developing and implementing the strategic and tactical goals of the Company.

At June 30, 2002, the Company had a stockholders' deficit of $18.2 million, and reported net income of approximately $128.9 million during the first six months of 2002. The amended agreement requires compliance with stipulated covenants, including EBITDA, fixed charge, and capital expenditures, which was based on the Company's updated business plan for 2002. During the second quarter of 2002, the Company failed to meet the financial covenant terms of the Amended and Restated Credit Agreement dated April 29, 2002. The Company obtained a limited waiver from the bank group for the non-compliance with EBITDA and fixed charge coverage covenant for the second quarter. The Company also obtained an amendment from the bank group to modify future quarterly covenants. Management believes based on the revised forecast levels that these covenants are attainable.

Management believes that the restructuring of its bank debt and other liabilities that occurred on April 29, 2002, together with existing working capital and projected results for 2002, should enable the Company to generate sufficient cash flow to meet its operating cash needs, fund required capital expenditures, and satisfy its debt service and other financing requirements. As a result of continuing customer losses and a declining revenue base, the Company implemented a significant cost reduction plan in January 2002. This plan included the reduction of corporate overhead and the closure of five additional contact centers. As of June 30, 2002, the Company estimates that it will save over $15 million in connection with this plan for 2002. On an annualized basis, this plan will reduce fixed expenses by

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


approximately $19 million. Subsequent to the January plan, the Company instituted additional cost reductions in March to include the reduction of additional corporate overhead and the closure of one additional contact center. The Company estimates these savings will total $1.5 million in 2002 and $2.5 million annually thereafter. The impact of these reductions was first realized in June 2002.

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

3.  NEW ACCOUNTING PRONOUNCEMENTS:

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


In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, which have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No. 145) was issued. This standard changes the accounting principles governing extraordinary items by, among other things, providing more definitive criteria for extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company has chosen to early adopt the provisions of this statement, and has classified its gain on extinguishments of debt in accordance with SFAS 145, and has reclassified prior period balances to comply with the new standard.

4. INCOME PER SHARE:

Basic income per share does not assume dilution and is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the effects of common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, but only if the effect is dilutive.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5. RESTRUCTURING CHARGES AND OTHER:

As part of its continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations, enhance results of operations and improve cash flow by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded pre-tax charges totaling $17.8 million through December 31, 2001 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During the first six months of 2002, the Company expanded the restructuring to include the closure or consolidation of additional facilities and identification of additional workforce reductions. As a result, the Company recorded a pre-tax charge of $4.2 million during the period. The following summarizes the costs and liabilities associated with the Company's restructuring plan through March 31, 2002 and June 30, 2002 (in thousands):

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
                                           =======          =======          =======           =======

                                       Balance as of                                       Balance as of
                                          March 31,       Additional                          June 30,
                                            2002            Charge    a     Payments            2002
                                           -------          -------          -------           -------

Obligations assumed on closed leased
facilities, net                            $11,295         $(4,939)         $  (296)          $ 6,060

Severance and employee
related costs                                  557             606             (161)            1,002

Other                                          851              --             (216)              635
                                           -------         -------          -------           -------

Total Restructuring Accrual                $12,703         $(4,333)         $  (673)          $ 7,697
                                           =======         =======          =======           =======

a - The increase in obligations assumed on closed leased facilities does not include approximately $769,000 of additional write-offs for abandoned leasehold items and restructured settlements that were included in the restructuring charge in the accompanying income statement.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Accrued liabilities for closed facilities of $6.1 million as of June 30, 2002 relate to leased customer contact center locations that have been closed in connection with the Company's restructuring plans. The amount is computed as the remaining contractual obligation and associated restructuring charges in each closed center, net of estimated income from subletting. On April 29, 2002 and as part of the restructuring of the debt, the Company reduced the remaining contractual obligation by $4.1 million through negotiated settlements with certain real estate leases. Subsequent to June 30, 2002 the Company successfully negotiated a settlement on a closed center lease obligation. This settlement will reduce future restructuring liabilities by approximately $3.4 million, with a settlement payment of $0.2 million.

Employee separation costs relate to both administrative personnel at the closed customer contact centers and corporate personnel, affecting all functional areas. Approximately 265 employees have been separated in 2002. The accrual of $1.0 million as of June 30, 2002 relates to ongoing severance payments in accordance with the severance obligations for these employees.

6. SEGMENTS:

As part of the debt restructuring, the Company divested itself of its ownership interest in eSatisfy.com and accordingly is only reporting the segment for comparative purposes.

During 2001 and for the first three months of 2002, the Company classified its operations into two segments: Teleservices and eSatisfy. These two operating segments were managed separately because each operating segment represented a strategic business unit that offered different services. The business segments are described in further detail below. Segment assets include amounts specifically with the Teleservices and eSatisfy segments. Corporate assets consist primarily of property and equipment.

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

The eSatisfy segment performed baseline and tracking customer satisfaction surveys for both Internet and traditional companies.

Corporate operations include the selling, general and administrative functions of the Company.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  Business segment information is as follows (in thousands):

                                          Three Months Ended                          Six Months Ended
                                               June 30,                                    June 30,
                                    -------------------------------             -------------------------------
                                      2002                  2001                  2002                  2001
                                    ---------             ---------             ---------             ---------
Revenues:
   Teleservices                     $  25,074             $  56,221             $  60,734             $ 117,425
   e-Satisfy                               --                 1,302                    --                 2,913
                                    ---------             ---------             ---------             ---------
          Total                     $  25,074             $  57,523             $  60,734             $ 120,338
                                    =========             =========             =========             =========

Operating income/(loss):
   Teleservices                     $   4,575             $  11,791             $   9,601             $  23,746
   e-Satisfy                               --                   (39)                    0                   (91)
   Corporate                           (3,650)              (11,507)              (18,184)              (27,024)
                                    ---------             ---------             ---------             ---------
          Total                     $     925             $     245             $  (8,583)            $  (3,369)
                                    =========             =========             =========             =========

                                                            June                December
                                                          30, 2002              31, 2001
                                                          ---------             ---------
Total assets:
  Teleservices                                            $  29,892             $  38,086
  e-Satisfy                                                      --                 1,913
  Corporate                                                   9,741                16,660
                                                          ---------             ---------
       Total                                              $  39,633             $  56,659
                                                          ---------             ---------

Information About Major Customers

The following table summarizes those customers with revenues in excess of 10% of total revenue for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001:

                      Three Months Ended                   Six Months Ended
                             June 30,                          June 30,
                     ----------------------             ----------------------
                     2002              2001             2002              2001
                     ----              ----             ----              ----
Customer 1           20.4%             13.6%           24.18%             13.3%
Customer 2           -%                12.3%            -%                11.1%
Customer 3          13.76%             -%              11.31%             -%
Customer 4          11.27%             -%              12.05%             -%
Customer 5          10.97%             -%              10.12%             -%

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7. SUBSEQUENT EVENT:

On July 1, 2002 the Company implemented a cost reduction plan by announcing the closure of a contact center (effective September 15, 2002) and completed full time employee terminations of 60 call center administrative and 35 corporate employees. These reductions were in response to cost overruns during the first six months of the year. Savings for this contact center will approximate $1.0 million annually and will first be realized during the third quarter. The call center administrative and corporate reductions will reduce salary expenses by $4.0 million annually and will also be realized during the third quarter.

Subsequent to June 30, 2002 the Company successfully negotiated a settlement on a closed center lease obligation. This settlement will reduce future restructuring liabilities by approximately $3.4 million, with a settlement payment of $0.2 million.

Subsequent to June 30, 2002, the Company obtained a limited waiver from the bank group for the non-compliance with EBITDA and fixed charge coverage for the second quarter. The Company also obtained an amendment from the bank group to modify future quarterly covenants. Management believes based on the revised forecast levels that these covenants are attainable.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 3 to our consolidated financial statements in Form 10-K for the fiscal year ended December 31, 2001. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101 (SAB 101). The Company recognizes revenues on Outbound Teleservices programs as services are performed, generally based on hours incurred. For certain of these programs, revenues are reduced for estimated customer cancellations. In addition, the Company defers certain up-front fees that are received from its customers and related costs and recognizes the up-front fees, net of costs, over the term of the applicable contract.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Restructuring Charges

As discussed in note 5, we have recorded significant restructuring charges in connection with the closure of underutilized customer contact centers and the reduction of overhead costs which were initiated in prior years and continued through the end of this quarter. For the three months ended June 30, 2002, we revised our estimates and expectations based on successfully restructuring some of these obligations. Each reporting period we review these estimates and, to the extent our assumptions change, the restructuring expenses could vary significantly from current estimates.

EXINGUISHMENT OF DEBT AND OTHER RESTRUCTURING

On April 29, 2002, the Company entered into an agreement with its bank lenders that resulted in a recapitalization of its balance sheet and a reduction of its debt. As a result of the recapitalization, the amounts due under its existing credit facilities totaling approximately $162.2 million at the time of recapitalization, which consisted of outstanding debt, accrued interest and fees, were converted into (a) a three-year term facility of $25 million (face amount) under an amended and restated credit agreement, (b) $40 million (stated value) of the Company's Series A Preferred Stock, and (c) shares of the Company's Series B Convertible Preferred Stock which will convert into common stock representing 95% of the Company's common outstanding after such conversion. The three year term facility is secured by, among other things, the Company's assets and outstanding trade receivables, bears interest at a base rate as defined in the agreement plus 400 basis points, and matures in May 2005. Under the terms of the Agreement, the Company is required to meet certain financial covenants, including a fixed charge coverage ratio and Earnings Before Interest Taxes, Depreciation, and Amortization (EBITDA) targets. The Series A Preferred Stock has a 10% annual dividend rate, which accrues and is payable either in cash or in additional shares of Series A Preferred Stock. Approximately 18,903 shares of the Series B Convertible Preferred Stock was converted into 155,435,035 shares of the Company's common stock immediately after the closing of the recapitalization, and the remainder will convert into shares of common stock as soon as the Company amends its Certificate of Incorporation to increase the authorized number of shares of common stock. Such amendment requires approval of the Company's shareholders.

In accordance with Statement of Financial Accounting Standard No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restrucutrings" (SFAS No.
15), the Company has accounted for the effects of the restructuring prospectively, recording the carrying amount of the new term facility at approximately $31.6 million, which includes approximately $6.6 million of future amounts that would otherwise be designated as interest. For future financial statement purposes, the effective interest rate of this facility is 0%. In addition, the amount of the gain, in part, was determined based on an independent appraisal of the fair value of the Series A and Series B Preferred Stock issued in connection with the recapitalization.

In addition to entering into the amended credit agreement and completing the recapitalization with its bank lenders on April 29, 2002, other debt balances outstanding to unsecured creditors were restructured from $15.2 million to approximately $0.7 million, with cash payments of $1.6 million. Certain commercial liabilities, primarily accounts payable, which had a carrying value of $3.0 million were also settled through cash payments of $1.0 million and notes payable of $0.3 million. Additional settlements were reached on certain real estate lease obligations that will result in a reduction of $4.9 million of future lease commitments through cash payments of $0.5 million and notes payable of $0.4 million. As

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


part of the debt restructuring, the Company divested itself of its ownership interest in eSatisfy.com. The Company recorded a gain on the above for approximately $11.2 million.

As a result of these transactions, we recorded a gain on the extinguishment of debt and restructuring of the above obligations for approximately $141.7 million.

During May 2002, J. Peter Pierce announced his resignation from the Company's Board of Directors and as Chief Executive Officer of the Company and Christopher Williams also announced his resignation from the Company's Board of Directors and as Chief Operating Officer. In addition, during May 2002 Joe Nezi, Executive Vice President of Sales announced his resignation from the Company and was later replaced by William Pieper. In early June, Price Brannon, Executive Vice President, Technology Services, resigned from the Company and was subsequently replaced by James Wallace as Senior Vice President of Information Technology.

As a result of the recapitalization, the Company's Board of Directors is now comprised of four individuals. They are: Kevin Flannery (Chairman of the Board), Brad Scher, Gene Davis, and Charles Sweet.

As a result of the resignations of Peter Pierce and Chris Williams, an Operating Committee was created to run the day-to-day operations of the Company. This Committee is comprised of five individuals of the Company's management. They are: Kurt Dinkelacker - Executive Vice President and Chief Financial Officer, Susan Parker - Executive Vice President of Customer Service, Glenn Smith - Executive Vice President of Call Center Operations, William Pieper - Executive Vice President of Sales, and James Wallace - Senior Vice President of Information Technology. The Committee assists with developing and implementing the strategic and tactical goals of the Company.

At June 30, 2002, the Company had a stockholders' deficit of $18.2 million, and reported net income of approximately $128.9 million during the first six months of 2002. The amended agreement requires compliance with stipulated covenants, including EBITDA, fixed charge, and capital expenditures, which was based on the Company's updated business plan for 2002. During the second quarter of 2002, the Company failed to meet the financial covenant terms of the Amended and Restated Credit Agreement dated April 29, 2002. The Company obtained a limited waiver from the bank group for the non-compliance with EBITDA and fixed charge coverage covenant for the second quarter. The Company also obtained an amendment from the bank group to modify future quarterly covenants. Management believes based on the revised forecast levels that these covenants are attainable.

Management believes that the restructuring of its bank debt and other liabilities that occurred on April 29, 2002, together with existing working capital and projected results for 2002, should enable the Company to generate sufficient cash flow to meet its operating cash needs, fund required capital expenditures, and satisfy its debt service and other financing requirements. As a result of continuing customer losses and a declining revenue base, the Company implemented a significant cost reduction plan in January 2002. This plan included the reduction of corporate overhead and the closure of five additional contact centers. As of June 30, 2002, the Company estimates that it will save over $15 million in connection with this plan for 2002. On an annualized basis, this plan will reduce fixed expenses by approximately $19 million. Subsequent to the January plan, the Company instituted additional cost reductions in March to include the reduction of additional corporate overhead and the closure of one additional contact center. The Company estimates these savings will total $1.5 million in 2002 and $2.5 million annually thereafter. The impact of these reductions was first realized in June 2002.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

RESULTS OF OPERATIONS

The following discussions should be read in connection with the Condensed Consolidated Financial Statements contained elsewhere within this report. A comparison of the results of operations follows:

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


For the three months ended June 30, 2002 and 2001

                                                            Results of Operations
                                                            (Dollars in Millions)
                                             ----------------------------------------------------
                                          Three Months       As a        Three Months       As a
                                              Ended       Percentage        Ended        Percentage
                                            June 30,          of           June 30,          of
                                              2002         Revenues          2001         Revenues
                                             ------          -----          ------          -----
Revenues:
   Teleservices                              $ 25.1          100.0%         $ 56.2           97.7%
   e-Satisfy.com                                0.0            0.0%            1.3            2.3%
                                             ------          -----          ------          -----
Total revenue                                  25.1          100.0%           57.5          100.0%

Cost of services:
   Teleservices                                20.5           81.7%           43.0           76.5%
   e-Satisfy.com                                0.0            0.0%            0.4           30.8%
                                             ------          -----          ------          -----
Total cost of services                         20.5           81.7%           43.4           75.5%

Selling, general and administrative             7.2           28.7%           13.2           23.0%
Restructuring charge (credit)                  (3.5)         (13.9)%           0.7            1.2%
                                             ------          -----          ------          -----
Total operating expenses                       24.2           96.4%           57.3          105.7%
                                             ------          -----          ------          -----

Operating income                                0.9            3.6%            0.2            0.3%

Gain/(loss) on extinguishment of debt         141.6          564.1%          (20.3)         (35.3)%

Interest expense, net                           1.1            4.4%            4.6            8.0%
                                             ------          -----          ------          -----
Income/(loss) before taxes                    141.4          563.3%          (24.7)         (43.0)%
                                             ------          -----          ------          -----
Extraordinary loss on early
extinguishment of debt, net of tax              0.0            0.0%          (20.3)         (35.3)%

Income taxes                                     --            0.0%             --            0.0%
                                             ------          -----          ------          -----

Net income/(loss)                            $141.4          563.3%         $(45.0)         (78.3)%
                                             ======          =====          ======          =====

Revenues

Total revenues for the three months ended June 30, 2002 were $25.1 million, representing a $32.4 million or 56.4% decrease in comparison to the prior year total of $57.5 million. The decrease in revenue resulted from a decrease in production volumes, the economic environment in 2001 and 2002 and customer revenue erosion as a result of the Company's financial condition.

Cost of Services

Cost of services for the three months ended June 30, 2002 were $20.5 million, representing a $22.9 million or 52.7% decrease in comparison to the prior year total of $43.4 million. As a percentage of total

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


revenues, cost of services increased to 81.6% during the second quarter of 2002 from 75.5% during the second quarter of 2001. The increase in cost of services as a percentage of revenue can be attributed to lower revenue per hour due to competitive pricing pressures and lower utilization of call center capacity.

Selling, General and Administrative

Selling, general and administrative expenses was $7. 2 million for the three months ended June 30, 2002, representing a $6.0 million or 45.5% decrease from the $13.2 million total recorded during the same period last year. The decrease in expense is a result of several cost reductions aimed at lowering the Company's overhead structure.

Restructuring Charge

During the three months ended June 30, 2002, the Company expanded the restructuring program initiated during 2001 to include the closure or consolidation of additional facilities and identification of additional employees for separation. In addition, the Company recorded reductions in amounts previously accrued in prior quarters for restructured settlements on leased facilities. This reversal approximated $4.1 million for the three months. As a result, the Company recorded a pre-tax credit of $3.6 million during the second quarter. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)

Interest Expense, net

The Company incurred net interest expense of $1.1 million for the three months ended June 30, 2002, a decrease of $3.5 million in comparison to interest expense during the same period last year. Interest in the prior period was significantly higher due to increased debt levels and fees incurred as a result of the Company's default on its credit agreement.

Gain/(Loss) on Extinguishment of Debt

In connection with the April 29, 2002 Credit Agreement the company entered into with its bank lenders, the company recorded a gain on extinguishments of debt of $141.6 million. The restructuring also resulted in the divestiture of its ownership interest in eSatisfy.com.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Six months ended June 30, 2002 and 2001

                                                            Results of Operations
                                                            (Dollars in Millions)
                                             ----------------------------------------------------
                                           Six Months       As a          Six Months       As a
                                              Ended       Percentage        Ended        Percentage
                                            June 30,          of           June 30,          of
                                              2002         Revenues          2001         Revenues
                                             ------          -----          ------          -----
Revenues:
   Teleservices                              $ 60.7          100.0%         $117.4           97.6%
   e-Satisfy.com                                0.0            0.0%            2.9            2.4%
                                             ------          -----          ------          -----
Total revenue                                  60.7          100.0%          120.3          100.0%

Cost of services:
   Teleservices                                51.1           84.2%           90.4           77.0%
   e-Satisfy.com                                0.0            0.0%            0.9           31.0%
                                             ------          -----          ------          -----
Total cost of services                         51.1           84.2%           91.3           75.9%

Selling, general and administrative            14.0           23.1%           28.4           23.6%
Restructuring charge                            4.2            6.9%            4.0            3.3%
                                             ------          -----          ------          -----
Total operating expenses                       69.3          114.2%          123.7          105.7%
                                             ------          -----          ------          -----

Operating income/(loss)                        (8.6)         (14.2)%          (3.4)          (2.8)%

Gain/(loss) on extinguishment of debt         141.6          233.3%          (20.3)         (16.9)%

Interest expense, net                           4.1            6.8%           11.1            9.2%
                                             ------          -----          ------          -----
Income /(Loss) before taxes                   128.9          212.4%          (34.8)         (28.9)%
                                             ------          -----          ------          -----

Income taxes                                     --            0.0%             --            0.0%
                                             ------          -----          ------          -----

Net income/(loss)                            $128.9          212.4%         $(34.8)         (28.9)%
                                             ======          =====          ======          =====

Revenues

Total revenues for the six months ended June 30, 2002 were $60.7 million, representing a $59.6 million or 49.5% decrease in comparison to the prior year total of $120.3 million. The decrease in revenue resulted from a decrease in production volumes, the economic environment in 2001 and 2002 and customer revenue erosion as a result of the Company's financial condition.

Cost of Services

Cost of services for the six months ended June 30, 2002 was $51.1 million, representing a $40.2 million or 44.0% decrease in comparison to the prior year total of $91.3 million. As a percentage of total

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


revenues, cost of services increased to 84.2% during the second quarter of 2002 from 75.9% during the second quarter of 2001. The increase in cost of services as a percentage of revenue can be attributed to lower revenue per hour due to competitive pricing pressures and lower utilization of call center capacity.

Selling, General and Administrative

Selling, general and administrative expenses were $14.0 million for the six months ended June 30, 2002, representing a $14.4 million or 50.7% decrease from the $28.4 million total recorded during the same period last year. The decrease in expense is a result of several cost reductions aimed at lowering the Company's overhead structure.

Restructuring Charge

During the six months ended June 30, 2002, the Company expanded the restructuring program initiated during 2001 to include the closure or consolidation of additional facilities and identification of additional employees for separation. In addition, the Company recorded reductions in amounts previously accrued in prior quarters for restructured settlements on leased facilities. This reversal approximated $4.1 million for the six months. As a result, the Company recorded a pre-tax charge of $4.2 million through June 30, 2002. (See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.)

Interest Expense, net

The Company incurred net interest expense of $4.2 million for the six months ended June 30, 2002, a decrease of $7.0 million in comparison to interest expense during the same period last year. Interest in the prior period was significantly higher due increased debt levels and the fees incurred as a result of the Company's prior default on its credit agreement.

Gain/(Loss) on Extinguishment of Debt

In connection with the April 29, 2002 Credit Agreement the company entered into with its bank lenders, the company recorded a gain on extinguishments of debt and restructuring of $141.6 million. The restructuring also resulted in the divestiture of its ownership interest in eSatisfy.com.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by (used in) (dollars in thousands):

                                           Six Months Ended June 30,
                                          ----------------------------
                                              2002            2001
                                          ------------    ------------
       Operating activities               $        850    $     (1,142)
       Investing activities               $       (595)   $        623
       Financing activities               $       (969)   $       (881)

Six Months Ended June 30, 2002

The Company's cash flows from operations resulted in a $0.9 million source of cash, reflecting $128.8 million income for the period before $135.8 million in non-cash charges and income items for depreciation, amortization, restructuring charge, gain on extinguishment of debt and accrued interest.

The Company's cash flows from investing activities resulted from $0.6 million of capital expenditures for property and equipment, primarily technology related.

The Company's cash flow from financing activities resulted in a use of $1.0 million payment of capital leases and other debt.

Six Months Ended June 30, 2001

The Company's cash flows from operations resulted in a $1.1 million use of cash, reflecting a $1.5 million loss for the period before $33.2 million in non-cash charges for depreciation and amortization, the restructuring charge, the provision for bad debts and extraordinary loss. Working capital during the period remained fairly constant, resulting in a $0.4 million reduction representing the net effect of the changes in current assets and liabilities, as well as a small gain on the sale of assets.

The Company's cash flows from investing activities reflect capital expenditures and disposals for property and equipment, primarily technology related.

The Company's cash flows from financing activities reflect the Company's net borrowings under its credit facilities, used to fund operations and capital expenditures and the third party costs associated with these borrowings.

NEW DEVELOPMENTS

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2002, the Company had approximately $25 million outstanding under the term loan with our senior bank group. Interest on those facilities was based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the facilities at June 30, 2002, we would be required to pay an additional $0.3 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we have placed two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million as of June 30, 2002. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts. Due to the current low interest rate environment, the interest rate cap agreements currently have no recorded value. The interest rate cap agreements are scheduled to expire on September 30, 2002. The three-month LIBOR interest rate was approximately 1.860% at June 30, 2002.

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

Approximately $13.5 million has been loaned to our Canadian subsidiary. The loan proceeds have been converted to Canadian dollars. Under the terms of our credit agreement, large principal payments due in 2002 may require conversion of all or a portion of our Canadian dollar loan to U.S. dollars. An unfavorable change in the Canadian dollar exchange rate at the time of the conversion could cause a foreign currency exchange loss. At this time, we do not believe that such a conversion would be required. The other foreign subsidiaries are limited in their operations and the level of investment by the parent company so that risk of foreign currency fluctuations is not expected to be material.

PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS

                None

     ITEM 2.    CHANGES IN SECURITIES

                In connection with the recapitalization of the Company's balance sheet on April 29, 2002, the Company issued 40,000 shares of its Series A Preferred Stock and 90,000 shares of Series B Convertible Preferred Stock to its bank group in exchange for the cancellation of substantially all of its outstanding bank debt, which totaled approximately $161 million at the time of the recapitalization. The Series A Preferred Stock has a 10% annual dividend rate, which accrues and is payable either in cash or in additional shares of Series A Preferred Stock. The Series B Convertible Preferred Stock is convertible into shares of the Company's Common Stock representing 95% of the Common Stock outstanding after such conversion. The issuance of the Series A Preferred Stock and Series B Convertible Preferred Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                See Management's Discussion and Analysis of the Condensed Consolidated Financial Statements included elsewhere in this report.

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

     ITEM 5.    OTHER INFORMATION

                None

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a) EXHIBITS

                  Exhibit No.               Description
                  -----------               ---------------
                  10                        Amended and Limited Waiver to Credit
                                            Agreement dated as of September 19,
                                            2002

                  99.1                      Certification pursuant to 18 U.S.C
                                            Section 1350, as adopted Pursuant to
                                            Section 906 of the Sarbanes-Oxley
                                            Act of 2002.

                  99.2                      Certification pursuant to 18 U.S.C
                                            Section 1350, as adopted Pursuant to
                                            Section 906 of the Sarbanes-Oxley
                                            Act of 2002.

              (b) FORM  8-K

                  On May 14, 2002, Telespectrum filed a Current Report on Form 8-K under Item 1 disclosing the recapitalization.

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

                                           TeleSpectrum Worldwide Inc.
                                   ------------------------------------------
                                                   (Registrant)

     Date:  September 24, 2002     /s/  Kevin Flannery
                                   ------------------------------------------
                                                      Kevin Flannery
                                               TeleSpectrum Worldwide Inc.
                                            Chairman of the Board & President


     Date: September 24, 2002      /s/  Kurt Dinkelacker
                                   ------------------------------------------
                                                     Kurt Dinkelacker
                                               TeleSpectrum Worldwide Inc.
                                                 Chief Financial Officer

                                 CERTIFICATIONS


I, Kevin Flannery, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of TeleSpectrum Worldwide Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 24, 2002


/s/ Kevin Flannery
---------------------------------
Kevin Flannery
Chairman of the Board & President

I, Kurt Dinkelacker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of TeleSpectrum Worldwide Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 24, 2002


/s/ Kurt Dinkelacker
---------------------------------
Kurt Dinkelacker
Chief Financial Officer