Form 10-Q
period 2002-09-30
TELESPECTRUM WORLDWIDE INC
filed 2002-11-14
CIK 1014960

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO __________________

                           COMMISSION FILE NO. 0-21107

                           TELESPECTRUM WORLDWIDE INC.
                           ___________________________
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

                            Yes  [X]    No  [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on November 14, 2002 was 192,067,847.

================================================================================

                                Table of Contents

                                                                                          Page
                                                                                          ----
            PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets as of
               September 30, 2002 (unaudited) and December 31, 2001                           3

            Condensed Consolidated Statements of Operations (unaudited)
               For the Three Months Ended September 30, 2002 and 2001 and
               For the Nine Months Ended September 30, 2002 and 2001                          4

            Condensed Consolidated Statement of Stockholders' Equity (Deficit)                5
               For the Nine Months Ended September 30, 2002 (unaudited)

            Condensed Consolidated Statements of Cash Flows (unaudited)
               For the Nine Months Ended September 30, 2002 and 2001                          6

            Notes to Condensed Consolidated Unaudited Financial Statements                 7-15

Item 2.     Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                                    16-25

Item 3.     Quantitative and Qualitative Disclosure about Market Risk                        26

Item 4.     Controls and Procedures                                                          26

            PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                27

Item 2.     Changes in Securities                                                            27

Item 3.     Defaults Upon Senior Securities                                                  27

Item 4.     Submission of Matters to a Vote of Security Holders                              27

Item 5.     Other Information                                                                27

Item 6.     Exhibits and Reports on Form 8-K                                                 27

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (In Thousands - Except Per Share Amounts)

                                                                                        September 30,
                                                                                            2002               December 31,
                                                                                         (unaudited)               2001
                                                                                       ---------------        ---------------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $        8,083         $        6,391
   Accounts receivable, net                                                                    16,194                 33,333
   Prepaid expenses and other                                                                   1,364                  2,067
                                                                                       --------------         --------------
      Total current assets                                                                     25,641                 41,791

PROPERTY AND EQUIPMENT, net                                                                     8,601                 11,478

INTANGIBLES, net                                                                                1,760                  2,347

OTHER NONCURRENT ASSETS                                                                           507                  1,043
                                                                                       --------------         --------------
     Total assets                                                                      $       36,509         $       56,659
                                                                                       ==============         ==============
            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                $        1,040         $        3,608
   Accounts payable                                                                             2,435                  5,435
   Accrued expenses and other current liabilities                                              17,790                 27,118
                                                                                       --------------         --------------
      Total current liabilities                                                                21,265                 36,161
                                                                                       --------------         --------------

NONCURRENT LIABILITIES:

   Long-Term Debt                                                                              30,475                159,063
   Capital Leases and Other                                                                     1,181                  7,525
   Other Noncurrent Liabilities                                                                   558                    615
                                                                                       --------------         --------------
      Total non-current liabilities                                                            32,214                167,203
                                                                                       --------------         --------------

STOCKHOLDERS' DEFICIT:
   Series A Preferred stock, $.01 par value, 100,000 shares authorized,
     40,000 issued and outstanding                                                                  -                      -
   Series B Convertible Preferred stock, $.01 par value, 90,000 shares authorized
     and issued and 71,097 outstanding                                                            174                      -
   Common stock, $.01 par value, 200,000,000 shares authorized,
     199,352,688 shares issued and 192,067,847 shares outstanding at
     September 30, 2002, and 40,022,656 shares issued and 32,737,815
     shares outstanding at December 31, 2001                                                    1,994                    400
Additional paid-in capital                                                                    337,565                339,113
Additional paid-in capital - Warrants                                                           7,840                  7,840
Accumulated other comprehensive loss                                                           (1,527)                (1,562)
Accumulated deficit                                                                          (314,206)              (443,686)
                                                                                       --------------         --------------
                                                                                               31,840                (97,895)
Less treasury stock, 7,284,841 shares at cost                                                 (48,810)               (48,810)
                                                                                       --------------         --------------
   Total stockholders' deficit                                                                (16,970)              (146,705)
                                                                                       --------------         --------------
   Total liabilities and stockholders' deficit                                         $       36,509         $       56,659
                                                                                       ==============         ==============

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands - Except Per Share Amounts)

                                                               Three Months Ended                      Nine Months Ended
                                                       ----------------------------------      ----------------------------------
                                                         September 30,      September 30,        September 30,      September 30,
                                                            2002               2001                 2002                2001
                                                       ---------------    ---------------      ---------------     --------------
REVENUES                                               $       24,958     $       52,349       $       85,692      $     172,687
                                                       --------------     --------------       --------------      -------------

OPERATING EXPENSES:
   Cost of services                                            19,191             42,406               70,324            133,676
   Selling, general and administrative                          5,397             11,983               19,402             40,382
   Restructuring (credit)/charge and other                     (1,920)             2,493                2,258              6,531
                                                       --------------     --------------       --------------      -------------

          Total operating expenses                             22,668             56,882               91,984            180,589
                                                       --------------     --------------       --------------      -------------

          Operating income/(loss)                               2,290             (4,533)              (6,292)            (7,902)

GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT                               -                  -              141,655            (20,286)

INTEREST EXPENSE, net                                              41              4,623                4,215             15,729
                                                       --------------     --------------       --------------      -------------

INCOME/(LOSS) BEFORE INCOME TAXES                               2,249             (9,156)             131,148            (43,917)

INCOME TAXES                                                        -                  -                    -                  -
                                                       --------------     --------------       --------------      -------------

NET INCOME/(LOSS)                                      $        2,249     $       (9,156)      $      131,148      $     (43,917)
                                                       ==============     ==============       ==============      =============

BASIC INCOME/(LOSS) PER SHARE                          $         0.01     $        (0.28)      $         1.07      $       (1.37)
                                                       ==============     ==============       ==============      =============
DILUTED INCOME/(LOSS) PER SHARE                        $            -     $        (0.28)      $         0.29      $       (1.37)
                                                       ==============     ==============       ==============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                   192,068             32,714              121,531             32,105
                                                       ==============     ==============       ==============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                 776,682             32,714              447,332             32,105
                                                       ==============     ==============       ==============      =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TeleSpectrum Worldwide Inc. and Subsidiaries
         Condensed Consolidated Statement Stockholders' Equity (Deficit)
                      Nine Months Ended September 30, 2002
                    (In Thousands - Except Per Share Amounts)

                                   Series A Preferred      Series B Preferred            Common
                                         Stock                   Stock                    Stock
                                  --------------------    --------------------    -----------------------
                                   Shares      Amount      Shares      Amount       Shares       Amount
                                  --------------------    --------------------    -----------------------
Balance @ 12/31/01                                                                  40,022,656   $   400

Issuance of Series A
  Preferred Stock                  40,000           -            -          -                -         -

Issuance of Series B
  Convertible Preferred Stock           -           -       90,000        220                -         -

Conversion of Series B
  Convertible Preferred Stock           -           -      (18,903)       (46)     155,435,035     1,555

Issuance of Common Stock                -           -            -          -        3,894,997        39

Dividends                               -           -            -          -                -         -

Net Income                              -           -            -          -                -         -

Foreign Currency Translation
  Adjustment                            -           -            -          -                -         -

Total Comprehensive Income              -           -            -          -                -         -
                                  -------------------     -------------------     ----------------------
Balance @ 9/30/02                  40,000      $    -       71,097     $  174      199,352,688   $ 1,994
                                  ======================================================================

                                                                                Accumulated
                                   Additional                                      Other           Total
                                   Paid - In      Treasury     Accumulated     Comprehensive    Stockholders
                                    Capital        Stock        (Deficit)         (Loss)       Equity (Deficit)
                                  ------------------------------------------------------------------------------
Balance @ 12/31/01                 $  346,953   $  (48,810)   $   (443,686)    $     (1,562)   $      (146,705)

Issuance of Series A
  Preferred Stock                           -            -               -                -                  -

Issuance of Series B
  Convertible Preferred Stock               -            -               -                -                220

Conversion of Series B
  Convertible Preferred Stock          (1,509)           -               -                -                  -

Issuance of Common Stock                  (39)           -               -                -                  -

Dividends                                   -            -          (1,668)               -             (1,668)

Net Income                                  -            -         131,148                -            131,148

Foreign Currency Translation
  Adjustment                                -            -               -               35                 35
                                                                                               ---------------

Total Comprehensive Income                  -            -               -                -            131,183
                                                                                               ===============
                                   ---------------------------------------------------------------------------
Balance @ 9/30/02                  $  345,405   $  (48,810)   $   (314,206)    $     (1,527)   $       (16,970)
                                   ===========================================================================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TeleSpectrum Worldwide Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                    (In Thousands - Except Per Share Amounts)

                                                                                           Nine Months Ended
                                                                                  ------------------------------------
                                                                                    September 30,       September 30,
                                                                                        2002                2001
                                                                                  -----------------    ---------------
Cash Flows From Operating Activities:
   Net Income/(Loss)                                                                  $ 131,148           $ (43,917)
   Adjustments to reconcile net income/(loss) to net cash
      flows from operating activities:
         Depreciation and amortization                                                    2,834              11,442
         Provision for bad debts                                                            206               1,433
         Restructuring charge and other                                                   1,546               5,480
         (Gain)/loss on extinguishment of debt, net of cash transfers                  (142,220)             20,286
         (Gain)/loss on sale of assets and other                                              -                (172)
         (Gain)/loss on write off of fixed assets                                           712                   -
         Changes in operating assets and liabilities net of acquisitions:
            Accounts receivable                                                          16,218              15,106
            Prepaid expenses and other                                                     (149)              2,616
            Accounts payable                                                             (1,060)             (4,222)
            Accrued and other liabilities                                                (4,866)             (4,689)
                                                                                      ---------           ---------
                     Net cash provided by operating activities                            4,369               3,363
                                                                                      ---------           ---------
Cash Flows From Investing Activities:
   Purchases of property and equipment                                                     (659)             (1,303)
   Proceeds from disposal of assets                                                           -               1,120
                                                                                      ---------           ---------
                     Net cash used in investing activities                                 (659)               (183)
                                                                                      ---------           ---------
Cash Flows From Financing Activities:
   Debt issuance costs                                                                        -              (1,538)
   Net (payments) borrowings on credit facilities                                        (1,629)              1,247
   Net payments of capital lease obligations                                               (365)               (419)
                                                                                      ---------           ---------
                     Net cash used in financing activities                               (1,994)               (710)
                                                                                      ---------           ---------
   Effect of exchange rate change on cash and cash equivalents                              (24)                  -
Net increase in cash and cash equivalents                                                 1,692               2,470
Cash and cash equivalents, beginning of period                                            6,391               5,258
                                                                                      ---------           ---------
Cash and cash equivalents, end of period                                              $   8,083           $   7,728
                                                                                      =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period                                                       $     599           $   7,175
                                                                                      =========           =========

Income taxes paid during the period                                                   $       -           $       -
                                                                                      ---------           ---------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Telespectrum Worldwide Inc. and subsidiaries ("Telespectrum" or the "Company") have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. All significant intercompany transactions have been eliminated in consolidation. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. EXTINGUISHMENT OF DEBT AND OTHER RESTRUCTURING:

On April 29, 2002, the Company entered into an agreement with its bank lenders that resulted in a recapitalization of its balance sheet and a reduction of its debt. As a result of the recapitalization, the amounts due under its existing credit facilities totaling approximately $162.2 million at the time of recapitalization, which consisted of outstanding debt, accrued interest and fees, were converted into (a) a three-year term facility of $25 million (face amount) under an amended and restated credit agreement, (b) $40 million (stated value) of the Company's Series A Preferred Stock, and (c) shares of the Company's Series B Convertible Preferred Stock which will convert into common stock representing 95% of the Company's common outstanding after such conversion. The three year term facility is secured by, among other things, the Company's assets and outstanding trade receivables, bears interest at a base rate as defined in the agreement plus 400 basis points, and matures in May 2005. Under the terms of the Agreement, the Company is required to meet certain financial covenants, including a fixed charge coverage ratio and Earnings Before Interest Taxes, Depreciation, and Amortization (EBITDA) targets. The Series A Preferred Stock has a 10% annual dividend rate, which accrues and is payable either in cash or in additional shares of Series A Preferred Stock. Approximately 18,903 shares of the Series B Convertible Preferred Stock were converted into 155,435,035 shares of the Company's common stock immediately after the closing of the recapitalization, and the remainder will convert into shares of common stock as soon as the Company amends its Certificate of Incorporation to increase the authorized number of shares of common stock. Such amendment requires approval of the Company's shareholders.

In accordance with Statement of Financial Accounting Standard No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings"
(SFAS No.15), the Company accounted for the effects of the restructuring prospectively, recording the carrying amount of the new term facility at approximately $31.6 million, which included approximately $6.6 million of future amounts that would otherwise be designated as interest at April 29, 2002. At September 30, 2002 the term facility approximated $30.5 million, which includes approximately $5.5 million of future amounts that would otherwise be designated as interest. For future financial statement purposes, the effective interest rate of this facility is 0%. In addition, the amount of the gain, in part, was determined based on an independent appraisal of the fair value of the Series A and Series B Preferred Stock issued in connection with the recapitalization.

In addition to entering into the amended credit agreement and completing the recapitalization with its bank lenders on April 29, 2002, other debt balances outstanding to unsecured creditors were restructured from

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

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

As a result of the recapitalization, the Company's Board of Directors is now comprised of four individuals. They are: Kevin Flannery (Chairman of the Board), Brad Scher, Eugene Davis, and Charles Sweet.

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

At September 30, 2002, the Company had a stockholders' deficit of $17.0 million, and reported net income of approximately $131.1 million during the first nine months of 2002. The amended agreement requires compliance with stipulated covenants, including EBITDA, fixed charge, and capital expenditures, which was based on the Company's updated business plan for 2002. During the second quarter of 2002, the Company failed to meet the financial covenant terms of the Amended and Restated Credit Agreement dated April 29, 2002. The Company obtained a limited waiver from the bank group for the non-compliance with EBITDA and fixed charge coverage covenant for the second quarter. The Company also obtained an amendment from the bank group to modify future quarterly covenants. Management believes based on the revised forecast levels that these covenants are attainable.

Management believes that the restructuring of its bank debt and other liabilities that occurred on April 29, 2002, together with existing working capital and projected results for 2002, should enable the Company to generate sufficient cash flow to meet its operating cash needs, fund required capital expenditures, and satisfy its debt service and other financing requirements. As a result of continuing customer losses and a declining revenue base, the Company implemented a significant cost reduction plan in January 2002. This plan included the reduction of corporate overhead and the closure of five additional contact centers. As of September 30, 2002, the Company estimates that it will save over $15 million in connection with this plan for 2002. On an annualized basis, this plan will reduce fixed expenses by approximately $19 million.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

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

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS 146 are to be applied prospectively after adoption date, the Company cannot determine the potential effects that the adoption of SFAS 146 will have on its consolidated financial statements.

4. INCOME PER SHARE:

Basic income per share does not assume dilution and is computed by dividing net income/(loss) applicable to common shareholders, by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the effects of common shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants, but only if the effect is dilutive. The following table provides a reconciliation of net income available for common shareholders:

                 TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

                                                For the Quarter Ended September 30, 2002
                                            -------------------------------------------------
                                               Income             Shares          Per share
                                            (Numerator)       (denominator)         amount
                                            -------------   -----------------   -------------
Net Income                                     $  2,249               -                  -

Less: Preferred Stock Dividends                    (999)              -                  -
                                               --------         -------             ------
BASIC EPS

Net Income available to common
  shareholders                                    1,250         192,068             $ 0.01
                                                                                    ======

EFFECT OF DILUTIVE SECURITIES
Convertible preferred stock                           -         584,614
                                               --------         -------

DILUTED EPS

Income available to common stockholders
  and assumed conversions                      $  1,250         776,682             $ 0.00
                                               ========         =======             ======

                                                For the Nine Months Ended September 30, 2002
                                            ----------------------------------------------------
                                              Income               Shares            Per share
                                            (Numerator)         (denominator)          amount
                                            -------------    ------------------   --------------
Net Income                                      131,148                     -               -

Less: Preferred Stock Dividends                  (1,665)                    -               -
                                                -------               -------          ------
BASIC EPS

Net Income available to common
  shareholders                                  129,483               121,531          $ 1.07
                                                                                       ======

EFFECT OF DILUTIVE SECURITIES
Convertible preferred stock                           -               325,800
                                                -------               -------

DILUTED EPS

Income available to common stockholders
  and assumed conversions                       129,483               447,331          $ 0.29
                                                =======               =======          ======

                                                   For the Quarter Ended September 30, 2001
                                            --------------------------------------------------
                                               Income             Shares          Per share
                                            (Numerator)       (denominator)         amount
                                            -------------   -----------------   --------------
Net Income                                     $ (9,156)                   -                 -

Less: Preferred Stock Dividends                       -                    -                 -
                                               --------               ------           -------

BASIC EPS

Net Income available to common
  shareholders                                   (9,156)              32,714           $ (0.28)
                                                                                       =======

EFFECT OF DILUTIVE SECURITIES
Convertible preferred stock                           -                    -
                                               --------               ------

DILUTED EPS

Income available to common stockholders
  and assumed conversions                      $ (9,156)              32,714           $ (0.28)
                                               ========               ======           =======

                                                 For the Nine Months Ended September 30, 2001
                                            ----------------------------------------------------
                                              Income               Shares            Per share
                                            (Numerator)         (denominator)          amount
                                            -------------    ------------------   --------------
Net Income                                      (43,917)                   -                 -

Less: Preferred Stock Dividends                       -                    -                 -
                                                -------               ------           -------
BASIC EPS

Net Income available to common
  shareholders                                  (43,917)              32,105           $ (1.37)
                                                                                       =======

EFFECT OF DILUTIVE SECURITIES
Convertible preferred stock                           -                    -
                                                -------               ------

DILUTED EPS

Income available to common stockholders
  and assumed conversions                       (43,917)              32,105           $ (1.37)
                                                =======               ======           =======

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

5. RESTRUCTURING CHARGES AND OTHER:

As part of its continuing analysis of the Company's operational strategies, the Board of Directors of the Company approved a restructuring plan designed to streamline operations, enhance results of operations and improve cash flow by closing underutilized customer contact centers and reducing overhead costs. As a result, the Company recorded pre-tax charges totaling $17.8 million through December 31, 2001 for costs associated with exiting certain facilities, terminating employees and recognizing related asset impairments. During the first nine months of 2002, the Company expanded the restructuring to include the closure or consolidation of additional facilities and identification of additional workforce reductions. As a result, the Company recorded a pre-tax charge of $1.6 million during the period. The following summarizes the costs and liabilities associated with the Company's restructuring plan through June 30, 2002 and September 30, 2002(in thousands):

                                        Balance as of                                              Balance as of
                                        December 31,        Additional                               June 30,
                                            2001              Charge       a      Payments             2002
                                       ---------------    ----------------     ----------------   ----------------
Obligations assumed on
    closed leased facilities, net          $    5,514          $    1,341            $    (795)        $    6,060

Severance and employee
    related costs                                 479               1,568               (1,045)             1,002

Other                                             518                 500                 (383)               635
                                           -----------         ----------            ---------         ----------

Total Restructuring Accrual                $     6,511         $    3,409            $  (2,223)        $    7,697
                                           ===========         ==========            =========         ==========

                                        Balance as of                                              Balance as of
                                          June 30,          Additional                             September 30,
                                            2002              Charge       a      Payments             2002
                                       ----------------   ----------------     ----------------   ----------------
Obligations assumed on
    closed leased facilities, net          $     6,060         $   (3,461)           $    (103)        $    2,496

Severance and employee
    related costs                                1,002                319                 (593)               728

Other                                              635                 92                 (154)               573
                                           -----------         ----------            ---------         ----------

Total Restructuring Accrual                $     7,697         $   (3,050)           $    (850)        $    3,797
                                           ===========         ==========            =========         ==========

a - The increase in obligations assumed on closed leased facilities does not include approximately $1,899,000 of additional write-offs for abandoned leasehold items and restructured settlements that were included in the restructuring charge in the accompanying income statement.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

Accrued liabilities for closed facilities of $2.5 million as of September 30, 2002 relate to leased customer contact center locations that have been closed in connection with the Company's restructuring plans. The amount is computed as the remaining contractual obligation and associated restructuring charges in each closed center, net of estimated income from subletting. On April 29, 2002 and as part of the restructuring of the debt, the Company reduced the remaining contractual obligation by $4.1 million through negotiated settlements with certain real estate leases. Further, during August 2002 the Company successfully negotiated a settlement on a closed center lease obligation. This settlement reduces future restructuring liabilities by approximately $3.6 million, with a settlement payment of $0.2 million.

Employee separation costs relate to both administrative personnel at the closed customer contact centers and corporate personnel, affecting all functional areas. Approximately 282 employees have been separated in 2002. The accrual of $0.7 million as of September 30, 2002 relates to ongoing severance payments in accordance with the severance obligations for these employees.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

  Business segment information is as follows (in thousands):

                                                  Three Months Ended                     Nine Months Ended
                                                    September 30,                          September 30,
                                         -----------------------------------    -----------------------------------
                                               2002               2001               2002                2001
                                         ----------------    ---------------    ----------------    ---------------
Revenues:
   Teleservices                           $     24,958        $     51,193       $     85,692        $     168,618
   e-Satisfy                                         -               1,156                  -                4,069
                                          ------------        ------------       ------------        -------------

          Total                               $ 24,958        $     52,349       $     85,692        $     172,687
                                          ============        ============       ============        =============

Operating income/(loss):
   Teleservices                           $      5,767        $      8,316       $     15,368        $      32,062
   e-Satisfy                                         -                (139)                 -                 (230)
   Corporate                                    (3,477)            (12,710)           (21,660)             (39,734)
                                          ------------        ------------       ------------        -------------

          Total                           $      2,290        $     (4,533)     $      (6,292)      $       (7,902)
                                          ============        ============      =============       ==============

                                                               September           December
                                                                30, 2002           31, 2001
                                                             ---------------    ----------------
Total assets:
   Teleservices                                                $     24,472       $      38,086
   e-Satisfy                                                              -               1,913
   Corporate                                                         12,037              16,660
                                                               ------------       -------------

          Total                                                $     36,509       $      56,659
                                                               ------------       -------------

Information About Major Customers

The following table summarizes those customers with revenues in excess of 10% of total revenue for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001:

                     Three Months Ended              Nine Months Ended
                       September 30,                   September 30,
               ---------------------------------------------------------------
                   2002            2001              2002           2001
                   ----            ----              ----           ----
Customer 1        18.45%          16.4%             22.55%         14.3%
Customer 2            -%          14.7%                 -%         12.2%
Customer 3        16.62%             -%                 -%            -%
Customer 4        13.77%             -%             12.54%            -%
Customer 5        12.32%             -%             11.59%            -%

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

7. SUBSEQUENT EVENT:

None

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have made forward-looking statements in this Form 10-Q including the information concerning possible or assumed future results of our operations, and such statements include those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those forward-looking statements, we claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

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

- adverse effects on our business if we do not obtain and implement new or enhanced technology;

- adverse effects on our results of operations if we do not avoid high personnel turnover;

-    our reliance on telecommunications companies;

-    changes in laws regulating our industry;

- fluctuations in quarterly operating results causing our stock price to change; and

- events directly or indirectly relating to our business causing our stock price to be volatile.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring Charges

As discussed in note 5, we have recorded significant restructuring charges in connection with the closure of underutilized customer contact centers and the reduction of overhead costs which were initiated in prior years and continued through the end of this quarter. For the three months ended September 30, 2002, we revised our estimates and expectations based on successfully restructuring some of these obligations. Each reporting period we review these estimates and, to the extent our assumptions change, the restructuring expenses could vary significantly from current estimates.

EXTINGUISHMENT OF DEBT AND OTHER RESTRUCTURING

On April 29, 2002, the Company entered into an agreement with its bank lenders that resulted in a recapitalization of its balance sheet and a reduction of its debt. As a result of the recapitalization, the amounts due under its existing credit facilities totaling approximately $162.2 million at the time of recapitalization, which consisted of outstanding debt, accrued interest and fees, were converted into (a) a three-year term facility of $25 million (face amount) under an amended and restated credit agreement, (b) $40 million (stated value) of the Company's Series A Preferred Stock, and (c) shares of the Company's Series B Convertible Preferred Stock which will convert into common stock representing 95% of the Company's common outstanding after such conversion. The three year term facility is secured by, among other things, the Company's assets and outstanding trade receivables, bears interest at a base rate as defined in the agreement plus 400 basis points, and matures in May 2005. Under the terms of the Agreement, the Company is required to meet certain financial covenants, including a fixed charge coverage ratio and Earnings Before Interest Taxes, Depreciation, and Amortization (EBITDA) targets. The Series A Preferred Stock has a 10% annual dividend rate, which accrues and is payable either in cash or in additional shares of Series A Preferred Stock. Approximately 18,903 shares of the Series B Convertible Preferred Stock were converted into 155,435,035 shares of the Company's common stock immediately after the closing of the recapitalization, and the remainder will convert into shares of common stock as soon as the Company amends its Certificate of Incorporation to increase the authorized number of shares of common stock. Such amendment requires approval of the Company's shareholders.

In accordance with Statement of Financial Accounting Standard No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No.
15), the Company accounted for the effects of the restructuring prospectively, recording the carrying amount of the new term facility at approximately $31.6 million, which included approximately $6.6 million of future amounts that would otherwise be designated as interest at April 29, 2002. At September 30, 2002 the term facility approximated $30.5 million, which includes approximately $5.5 million of future amounts that would otherwise be designated as interest. For future financial statement purposes, the effective interest rate of this facility is 0%. In addition, the amount of the gain, in part, was determined based on an independent appraisal of the fair value of the Series A and Series B Preferred Stock issued in connection with the recapitalization.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As a result of the recapitalization, the Company's Board of Directors is now comprised of four individuals. They are: Kevin Flannery (Chairman of the Board), Brad Scher, Eugene Davis, and Charles Sweet.

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

At September 30, 2002, the Company had a stockholders' deficit of $17.0 million, and reported net income of approximately $131.1 million during the first nine months of 2002. The amended agreement requires compliance with stipulated covenants, including EBITDA, fixed charge, and capital expenditures, which was based on the Company's updated business plan for 2002. During the second quarter of 2002, the Company failed to meet the financial covenant terms of the Amended and Restated Credit Agreement dated April 29, 2002. The Company obtained a limited waiver from the bank group for the non-compliance with EBITDA and fixed charge coverage covenant for the second quarter. The Company also obtained an amendment from the bank group to modify future quarterly covenants. Management believes based on the revised forecast levels that these covenants are attainable.

Management believes that the restructuring of its bank debt and other liabilities that occurred on April 29, 2002, together with existing working capital and projected results for 2002, should enable the Company to generate sufficient cash flow to meet its operating cash needs, fund required capital expenditures, and satisfy its debt service and other financing requirements. As a result of continuing customer losses and a declining revenue base, the Company implemented a significant cost reduction plan in January 2002. This plan included the reduction of corporate overhead and the closure of five additional contact centers. As of September 30, 2002, the Company estimates that it will save over $15 million in connection with this plan for 2002. On an annualized basis, this plan will reduce fixed expenses by approximately $19 million. Subsequent to the January plan, the Company instituted additional cost reductions in March to include the reduction of additional corporate overhead and the closure of one additional contact center. The Company estimates these savings will total $1.5 million in 2002 and $2.5 million annually thereafter. The impact of these reductions was first realized in June 2002.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RESULTS OF OPERATIONS

The following discussions should be read in connection with the Condensed Consolidated Financial Statements contained elsewhere within this report. A comparison of the results of operations follows:

For the three months ended September 30, 2002 and 2001

                                                                   Results of Operations
                                                                   (Dollars in Millions)
                                          ----------------------------------------------------------------------------
                                           Three Months            As a             Three Months             As a
                                               Ended            Percentage             Ended              Percentage
                                           September 30,            of             September 30,              of
                                               2002              Revenues               2001               Revenues
                                          ----------------    ---------------    -------------------   ---------------
Revenues:
   Teleservices                                $     25.0              100.0 %          $ 51.2                97.7 %
   e-Satisfy.com                                        -                  - %             1.2                 2.3 %
                                               ----------         ----------        ----------          ----------
Total revenue                                        25.0              100.0 %            52.4               100.0 %

Cost of services:
   Teleservices                                      19.2               76.8 %            41.9                81.8 %
   e-Satisfy.com                                        -                  - %             0.5                41.7 %
                                               ----------         ----------        ----------          ----------
Total cost of services                               19.2               76.8 %            42.4                80.9 %

Selling, general and administrative                   5.4               21.6 %            12.0                22.9 %
Restructuring charge (credit)                        (1.9)              (7.6)%             2.5                 4.8 %
                                               ----------         ----------        ----------          ----------
Total operating expenses                             22.7               90.8 %            56.9               105.7 %
                                               ----------         ----------        ----------          ----------

Operating income                                      2.3                9.2 %            (4.5)               (8.6)%

Gain/(loss) on extinguishment of debt                   -                  - %               -                   - %

Interest expense, net                                 0.1                0.4 %             4.6                 8.8 %
                                               ----------         ----------        ----------          ----------

Income/(loss) before taxes                            2.2                8.8 %            (9.1)              (17.4)%

Income taxes                                            -                  - %               -                   - %
                                               ----------         ----------        ----------          ----------

Net income/(loss)                              $      2.2                8.8 %      $     (9.1)              (17.4)%
                                               ==========         ==========        ==========          ==========

Revenues

Total revenues for the three months ended September 30, 2002 were $25.0 million, representing a $27.4 million or 52.3% decrease in comparison to the prior year total of $52.4 million. The decrease in revenue resulted from a decrease in production volumes, the economic environment in 2001 and 2002 and customer revenue erosion as a result of the Company's financial condition.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cost of Services

Cost of services for the three months ended September 30, 2002 was $19.2 million, representing a $23.2 million or 54.7% decrease in comparison to the prior year total of $42.4 million. As a percentage of total revenues, cost of services decreased to 76.8% during the third quarter of 2002 from 80.9% during the third quarter of 2001. The decrease in cost of services as a percentage of revenue can be attributed to better efficiency in staff capacity utilization and the company's cost reduction plans.

Selling, General and Administrative

Selling, general and administrative expenses were $5.4 million for the three months ended September 30, 2002, representing a $6.6 million or 55.0% decrease from the $12.0 million total recorded during the same period last year. The decrease in expense is a result of several cost reductions aimed at lowering the Company's overhead structure.

Restructuring Charge

During the three months ended September 30, 2002, the Company expanded the restructuring program initiated during 2001 to include the closure or consolidation of additional facilities and identification of additional employees for separation. In addition, the Company recorded reductions in amounts previously accrued in prior quarters for restructured settlements on leased facilities. This reversal approximated $3.6 million for the three months. As a result, the Company recorded a pre-tax credit of $1.9 million during the third quarter. (See Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this report.)

Interest Expense, net

The Company incurred net interest expense of $0.1 million for the three months ended September 30, 2002, a decrease of $4.5 million in comparison to interest expense during the same period last year. Interest in the prior period was significantly higher due to increased debt levels and fees incurred as a result of the Company's default on its credit agreement.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine months ended September 30, 2002 and 2001

                                                                   Results of Operations
                                                                   (Dollars in Millions)
                                          -----------------------------------------------------------------------------
                                            Nine Months            As a             Nine Months              As a
                                               Ended            Percentage             Ended              Percentage
                                           September 30,            of             September 30,              of
                                               2002              Revenues               2001               Revenues
                                          ----------------    ---------------    -------------------   ----------------
Revenues:
   Teleservices                                $     85.7              100.0 %           $    168.6                97.6 %
   e-Satisfy.com                                        -                  - %                  4.1                 2.4 %
                                               ----------         ----------             ----------          ----------
Total revenue                                        85.7              100.0 %                172.7               100.0 %

Cost of services:
   Teleservices                                      70.3               82.0 %                132.3                78.5 %
   e-Satisfy.com                                        -                  - %                  1.4                34.1 %
                                               ----------         ----------             ----------          ----------
Total cost of services                               70.3               82.0 %                133.7                77.4 %

Selling, general and administrative                  19.4               22.6 %                 40.4                23.4 %
Restructuring charge                                  2.3                2.7 %                  6.5                 3.8 %
                                               ----------         ----------             ----------          ----------
Total operating expenses                             92.0              107.4 %                180.6               105.7 %
                                               ----------         ----------             ----------          ----------

Operating income/(loss)                              (6.3)              (7.4)%                 (7.9)               (4.6)%

Gain/(loss) on extinguishment of debt               141.6              165.2 %                (20.6)              (11.9)%

Interest expense, net                                 4.2                4.9 %                 15.4                 8.9 %
                                               ----------         ----------             ----------          ----------
Income/(loss) before taxes                          131.1              153.0 %                (43.9)              (25.4)%

Income taxes                                            -                  - %                    -                   - %
                                               ----------         ----------             ----------          ----------

Net income/(loss)                              $    131.1              153.0 %           $    (43.9)              (25.4)%
                                               ==========         ==========             ==========          ==========

Revenues

Total revenues for the nine months ended September 30, 2002 were $85.7 million, representing a $87.0 million or 50.4% decrease in comparison to the prior year total of $172.7 million. The decrease in revenue resulted from a decrease in production volumes, the economic environment in 2001 and 2002 and customer revenue erosion as a result of the Company's financial condition.

Cost of Services

Cost of services for the nine months ended September 30, 2002 were $70.3 million, representing a $63.4 million or 47.4% decrease in comparison to the prior year total of $133.7 million. As a percentage of total revenues, cost of services increased to 82.0% during the third quarter of 2002 from 77.4% during the third quarter of 2001. The increase in cost of services as a percentage of revenue can be attributed to lower revenue per hour due to competitive pricing pressures and lower utilization of call center capacity during early 2002.

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selling, General and Administrative

Selling, general and administrative expenses was $19.4 million for the nine months ended September 30, 2002, representing a $21.0 million or 52.0% decrease from the $40.4 million total recorded during the same period last year. The decrease in expense is a result of several cost reductions aimed at lowering the Company's overhead structure.

Restructuring Charge

During the nine months ended September 30, 2002, the Company expanded the restructuring program initiated during 2001 to include the closure or consolidation of additional facilities and identification of additional employees for separation. In addition, the Company recorded reductions in amounts previously accrued in prior quarters for restructured settlements on leased facilities. This reversal approximated $7.7 million for the nine months. As a result, the Company recorded a pre-tax charge of $2.3 million through September 30, 2002. (See Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this report.)

Interest Expense, net

The Company incurred net interest expense of $4.2 million for the nine months ended September 30, 2002, a decrease of $11.2 million in comparison to interest expense during the same period last year. Interest in the prior period was significantly higher to due increased debt levels and fees incurred as a result of the Company's prior default on its credit agreement.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by (used in) (dollars in thousands):

                            Nine Months Ended
                              September 30,
                         -----------------------
                           2002           2001
                         --------       --------
Operating activities     $  4,369       $  3,363
Investing activities     $   (659)      $   (183)
Financing activities     $ (1,994)      $   (710)

Nine Months Ended September 30, 2002

The Company's cash flows from operations resulted in a $4.4 million source of cash, reflecting $131.1 million income for the period before $136.9 million in non-cash charges and income items for depreciation, amortization, restructuring charge, gain on extinguishment of debt and accrued interest.

The Company's cash flows from investing activities resulted from $0.7 million of capital expenditures for property and equipment, primarily technology related.

The Company's cash flow from financing activities resulted in a use of $2.0 million payment of capital leases and other debt.

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

Cash used in financing activities reflects the Company's net borrowing under its credit facilities, net of repayments, and the third party costs associated with the modifications to the Credit Agreement.

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                  TELESPECTRUM WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2002, the Company had approximately $25 million (face value) outstanding under the term loan with our senior bank group. Interest on those facilities was based on a floating interest rate, either the prime rate or LIBOR. Based on the outstanding balance under the facilities at September 30, 2002, we would be required to pay an additional $0.3 million in interest annually for every 1.0% increase in the average prime rate or LIBOR. To reduce the risk associated with a large increase in interest rates, we placed two derivative financial instruments known as interest rate caps each with notional amounts of $29.5 million as of September 30, 2002. Under the terms of the interest rate cap agreements, we would receive quarterly cash payments when the 3-month LIBOR rate at the end of any quarter exceeded 7.5%. The payment would be determined by multiplying the difference between the actual LIBOR rate and 7.5% by the notional amounts. Due to the current low interest rate environment, the interest rate cap agreements currently have no recorded value. The interest rate cap agreements expired on September 30, 2002. The three-month LIBOR interest rate was approximately 1.806% at September 30, 2002.

Foreign Currency Risk

We have subsidiaries in Canada and the United Kingdom which are subject to foreign currency fluctuations. As currency rates change, translation of income statements of these subsidiaries from local currencies to U.S. dollars affects year-over-year comparability of our operating results. Gains and losses on translation are recorded as a separate component of stockholders' equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chairman of the Board and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II - OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS

            Telespectrum is involved in litigation from time to time in the ordinary course of its business. No material legal proceedings are pending to which TeleSpectrum is subject.

  ITEM 2.   CHANGES IN SECURITIES

            None

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

            See Management's Discussion and Analysis of the Condensed Consolidated Financial Statements included elsewhere in this report.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

  ITEM 5.   OTHER INFORMATION

            None

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS

Exhibit No.      Description
-----------      -----------
10               Amended and Limited Waiver to Credit Agreement
                 dated as of September 19, 2002 (incorporated by
                 reference to Exhibit 10 of our Quarterly Report
                 on Form 10-Q for the quarter ended June 30,
                 2002).

99.1             Certification pursuant to 18 U.S.C Section
                 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2             Certification pursuant to 18 U.S.C Section
                 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)  FORM  8-K

                 On September 10, 2002, Telespectrum filed a Current Report on Form 8-K under Item 4 announcing the termination of its engagement of Arthur Andersen, LLP and the appointment of Grant Thornton, LLP as its auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TeleSpectrum Worldwide Inc.
                                 --------------------------------------------
                                                 (Registrant)

   Date: November 14, 2002        /s/  Kevin Flannery
                                 --------------------------------------------
                                                Kevin Flannery
                                           TeleSpectrum Worldwide Inc.
                                     Chairman of the Board & Acting Chief
                                               Executive Officer

   Date: November 14, 2002        /s/  Kurt Dinkelacker
                                 --------------------------------------------
                                                Kurt Dinkelacker
                                           TeleSpectrum Worldwide Inc.
                                             Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002         /s/ Kevin Flannery
                                --------------------------
                                Kevin Flannery
                                Chairman of the Board and Acting Chief Executive
                                Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002         /s/ Kurt Dinkelacker
                                --------------------------
                                Kurt Dinkelacker
                                Chief Financial Officer